Form 10-K
period 2020-12-31
Apartment Income REIT Corp.; AIMCO PROPERTIES L.P.
filed 2021-03-15
CIK 1820877, 926660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-39686 (Apartment Income REIT Corp.)

Commission file number 0-24497 (AIMCO Properties, L.P.)

APARTMENT INCOME REIT CORP.

AIMCO PROPERTIES, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Apartment Income REIT Corp.)	84-1299717
Delaware (AIMCO Properties, L.P.)	84-1275621
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4582 South Ulster Street, Suite 1700 Denver, Colorado	80237 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (303) 757-8101

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock (Apartment Income REIT Corp.)	AIRC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None (Apartment Income REIT Corp.)

Partnership Common Units (AIMCO Properties, L.P.)

(title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Apartment Income REIT Corp.: Yes ☐ No ☒	AIMCO Properties, L.P.: Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Apartment Income REIT Corp.: Yes ☐ No ☒	AIMCO Properties, L.P.: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Apartment Income REIT Corp.: Yes ☒ No ☐	AIMCO Properties, L.P.: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Apartment Income REIT Corp.: Yes ☒ No ☐	AIMCO Properties, L.P.: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Apartment Income REIT Corp.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

AIMCO Properties, L.P.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Apartment Income REIT Corp.: ☐	AIMCO Properties, L.P.: ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Apartment Income REIT Corp.: Yes ☒ No ☐	AIMCO Properties, L.P.: Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Apartment Income REIT Corp.: Yes ☐ No ☒	AIMCO Properties, L.P.: Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of Apartment Income REIT Corp. held by non-affiliates of Apartment Income REIT Corp. was approximately $5.6 billion based upon the closing price of $37.95 on December 15, 2020, which was the initial trading date of the registrant’s common stock on the New York Stock Exchange.

As of March 5, 2021, there were 148,985,740 shares of Class A Common Stock outstanding.

Documents Incorporated by Reference

Portions of Part III will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of the registrant’s fiscal year.

EXPLANATORY NOTE

On December 15, 2020, Apartment Investment and Management Company (“Aimco”) completed the previously announced separation of its business into two, separate and distinct, publicly traded companies, Apartment Income REIT Corp. (“AIR”) and Aimco (the “Separation”).

Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, Aimco is presented as being spun-off from AIR (as it relates to Aimco subsequent to the Separation, the “Spinnee”). This presentation is in accordance with generally accepted accounting principles in the United States, and is due primarily to the relative significance of AIR’s business, as measured in terms of revenue, net income, assets, and other relevant indicators, as compared to Aimco before the Separation. Therefore, AIR is considered the divesting entity and treated as the accounting spinnor, and Aimco is presented as the predecessor (“AIR’s Predecessor”) for AIR’s financial statements. Unless otherwise stated, financial results prior to the Separation on December 15, 2020 include the financial results of AIR’s predecessor. The Separation is more fully described in Part I, Item 1. Business.

This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2020, of AIR, AIMCO Properties L.P. (“AIR Operating Partnership”), and their consolidated subsidiaries. The AIR Operating Partnership’s consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership and their consolidated subsidiaries, collectively.

AIR, a Maryland corporation, is a self-administered and self-managed real estate investment trust. AIR, through wholly-owned subsidiaries, is the general and special limited partner of the AIR Operating Partnership. As of December 31, 2020, AIR owned approximately 93.5% of the legal interest in the common partnership units of the AIR Operating Partnership and 94.9% of the economic interest in the AIR Operating Partnership. The remaining 6.5% legal interest is owned by third-party limited partners. As the sole general partner of the AIR Operating Partnership, AIR has exclusive control of the AIR Operating Partnership’s day-to-day management.

The AIR Operating Partnership holds all of AIR’s assets and manages the daily operations of AIR’s business. Pursuant to the AIR Operating Partnership agreement, AIR is required to contribute to the AIR Operating Partnership all proceeds from the offerings of its securities. In exchange for the contribution of such proceeds, AIR receives additional interests in the AIR Operating Partnership with similar terms (e.g., if AIR contributes proceeds of a stock offering, AIR receives partnership units with terms substantially similar to the stock issued by AIR).

We believe combining the periodic reports of AIR and the AIR Operating Partnership into this single report provides the following benefits:

•	We present our business as a whole, in the same manner our management views and operates the business;
•	We eliminate duplicative disclosure and provide a more streamlined and readable presentation because a substantial portion of the disclosures apply to both AIR and the AIR Operating Partnership; and
•	We save time and cost through the preparation of a single combined report rather than two separate reports.

We operate AIR and the AIR Operating Partnership as one enterprise, the management of AIR directs the management and operations of the AIR Operating Partnership, and the members of the Board of Directors of AIR are identical to those of the AIR Operating Partnership’s general partner.

We believe it is important to understand the few differences between AIR and the AIR Operating Partnership in the context of how AIR and the AIR Operating Partnership operate as a consolidated company. AIR has no assets or liabilities other than its investment in the AIR Operating Partnership. Also, AIR is a corporation that issues publicly traded equity from time to time, whereas the AIR Operating Partnership is a partnership that has no publicly traded equity. Except for the net proceeds from stock offerings by AIR, which are contributed to the AIR Operating Partnership in exchange for additional limited partnership interests (of a similar type and in an amount equal to the shares of stock sold in the offering), the AIR Operating Partnership generates all remaining capital required by its business. These sources include the AIR Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its revolving credit facility, the issuance of debt and equity securities, including additional partnership units, and proceeds received from the sale of apartment communities.

Equity, partners’ capital, and noncontrolling interests are the main areas of difference between the consolidated financial statements of AIR and those of the AIR Operating Partnership. Interests in the AIR Operating Partnership held by entities other than AIR, which we refer to as OP Units, are classified within partners’ capital in the AIR Operating Partnership’s financial statements and as noncontrolling interests in AIR’s financial statements.

To help investors understand the differences between AIR and the AIR Operating Partnership, this report provides separate consolidated financial statements for AIR and the AIR Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity’s stockholders’ equity or partners’ capital, and earnings per share or earnings per unit, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity, where appropriate.

This report also includes separate Part II, Item 9A. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for AIR and the AIR Operating Partnership in order to establish that the requisite certifications have been made and that AIR and the AIR Operating Partnership are both compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

APARTMENT INCOME REIT CORP.

AIMCO PROPERTIES, L.P.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2020

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: the ongoing relationship between AIR and Aimco following the Separation; the payment of dividends and distributions in the future; the impact of the COVID-19 pandemic, including our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions and dispositions; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; our ability to comply with debt covenants, including financial coverage ratios; risks related to the provision of property management services to Aimco and our ability to collect property management related fees; and risks related to the inability to fully collect the notes receivable due from Aimco.

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties. Risks and uncertainties that could cause actual results to differ materially from our expectations include, but are not limited to: the effects of the coronavirus pandemic on AIR’s business and on the global and U.S. economies generally, and the ongoing, dynamic and uncertain nature and duration of the pandemic, all of which heightens the impact of the other risks and factors described herein, and the impact on entities in which AIR holds a partial interest, and the impact of the lockdowns on AIR’s residents, commercial tenants, and operations; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location, and quality of competitive new housing supply; the timing and effects of acquisitions and dispositions; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; loss of key personnel; AIR’s ability to maintain current or meet projected occupancy, rental rate, and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines, or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by Aimco; the relationship between AIR and Aimco (the “Separate Entities”) after the Separation; the ability and willingness of the Separate Entities and their subsidiaries to meet and/or perform their obligations under any contractual arrangements that are entered into among the parties in connection with the Separation and any of their obligations to indemnify, defend, and hold the other party harmless from and against various claims, litigation and liabilities; and the ability to achieve some or all the benefits that we expect to achieve from the Separation; and such other risks and uncertainties described from time to time in filings by the Separate Entities with the Securities and Exchange Commission.

In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and depends on our ability to meet the various requirements imposed by the Code, through actual operating results, distribution levels and diversity of stock ownership.

Readers should carefully review AIR’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents we file from time to time with the Securities and Exchange Commission.

As used herein and except as the context otherwise requires, “we,” “our,” and “us” refer to Apartment Income REIT Corp. (“AIR”), AIMCO Properties, L.P. (“AIR Operating Partnership”) and their consolidated subsidiaries, collectively.

Certain financial and operating measures found herein and used by management are not defined under accounting principles generally accepted in the United States (“GAAP”). These measures are defined and reconciled to the most comparable GAAP measures under the Non-GAAP Measures heading and include: NAREIT Funds from Operations, Pro forma Funds from Operations, and the measures used to compute our leverage ratios.

PART I

ITEM 1. BUSINESS

The Company

On December 15, 2020, Apartment Income REIT Corp. (“AIR”) was created when Apartment Investment and Management Company (“Aimco”) completed the separation, which was effected by way of a pro rata distribution, in which stockholders received one share of AIR common stock for every one share of Aimco common stock held as of the close of business on December 5, 2020. AIMCO Properties, L.P. (“AIR Operating Partnership”) also completed the separation, through a pro rata distribution of all of the outstanding common limited partnership units of Aimco OP L.P. (“Aimco Operating Partnership,” and such units, “Aimco OP Units”) to holders of AIR Operating Partnership common limited partnership units and AIR Operating Partnership Class I High Performance partnership units as of the close of business on December 5, 2020. The transactions described in this paragraph are collectively referred to as the “Separation.”

AIR is a self-administered and self-managed real estate investment trust (“REIT”). AIR owns, through its wholly-owned subsidiaries, all of the common equity, the general partner interest, and special limited partner interest in AIMCO Properties, L.P., a Delaware limited partnership originally incorporated on May 16, 1994. AIR Operating Partnership conducts all of the business of AIR, which is focused on the ownership of stabilized multi-family properties located in top markets including eight important geographic concentrations: Boston; Philadelphia; Greater Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego.

Please refer to Note 15 to the consolidated financial statements in Item 8 for discussion regarding our segments.

Business Overview

Our business activities are defined by a commitment to our core values of integrity, respect, collaboration, performance, and a focus on our customers. These values and our corporate mission, “to consistently provide quality apartment homes in a respectful environment delivered by a team of people who care,” shape our culture. In all of our interactions with residents, teammates, business partners, lenders, and equity holders, we aim to be the best owner and operator of apartment communities, inspired by a talented team committed to exceptional customer service, strong financial performance, and outstanding corporate citizenship.

Our principal financial objective is to be a low-cost and efficient way to invest in U.S. multi-family real estate. Many of our investors focus on multiples of Funds From Operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), referred to herein as “NAREIT FFO.” These investors also focus on NAREIT FFO, as adjusted for non-cash, unusual or non-recurring items. We refer to this metric as Pro forma Funds From Operations (“Pro forma FFO”) and use it as a secondary measure of operational performance.

The general strategy that we have designed and chosen for AIR is simple:

•	Provide a transparent, efficient, and low risk way to invest in multi-family properties;
•

Combine a narrow focus on allocating capital only to stabilized apartment communities with best-in class operations, and do so with costs for corporate overhead less than 15 basis points of the gross asset value of our investment assets;

•	Reduce risk by maintaining low leverage, the quality of the real estate, and the diversification of the portfolio; and
•	Measure success in Pro forma FFO per share with a high quality of earnings confirmed by cash dividends.

The results from the execution of our strategy are discussed in the Executive Overview in Item 7.

Our business is organized around four areas of strategic focus: operational excellence; portfolio management; balance sheet; and team and culture.

Operational Excellence

We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point. As of December 31, 2020, our portfolio included 99 apartment communities with 26,592 apartment homes in which we held an average ownership of approximately 94%.

To manage our property operations efficiently and to increase the benefits from our local management expertise, we give direct responsibility for operations within each area to area operations leaders with regular oversight by senior management. To enable the area operations leaders to focus on sales and service, as well as to improve financial control and budgeting, we have dedicated area financial officers who support the operations leaders. Additionally, with the exception of routine maintenance and purchases and installation of equipment, we have specialized teams that manage capital spending at our communities.

We seek to improve our property operations by: focusing on retention by delivering world-class customer service; taking advantage of advances in technology; increasing automation; centralizing operational tasks where efficient to do so; standardizing business processes, operational measurements, and internal reporting; and enhancing financial controls over field operations. We focus on the following areas:

•

Customer Satisfaction. Our operating culture is focused on our residents and providing them with a high level of service in a clean, safe, and respectful living environment. We regularly monitor and evaluate our performance by providing customers with numerous opportunities to grade our work. In 2020, we received 58,000 customer grades averaging 4.3 on a five-point scale. We use this customer feedback as a daily management tool. We also publish these customer evaluations online as important and credible information for prospective customers. We have automated certain aspects of our on-site operations to enable current and future residents to interact with us using methods that are efficient and effective for them, such as using artificial intelligence to handle common customer inquiries and the execution of new and renewal leases. In addition, we emphasize the quality of our on-site teammates through recruiting, training, and retention programs, which, with continuous and real-time customer feedback, contributes to improved customer service. We believe that greater customer satisfaction leads to higher resident retention and increased occupancy rates, which in turn leads to increased revenue and reduced costs.

•

Resident Selection and Retention. In our apartment communities, we believe that one’s neighbors are a meaningful part of the customer experience, together with the location of the community and the physical quality of the apartment homes. Part of our property operations strategy is to focus on attracting and retaining stable, credit-worthy residents, and actively cultivating a sense of community among residents so that they are likely to live with us longer. We have explicit criteria for resident selection, which we apply to new and renewal leases, including creditworthiness and behavior in accordance with our apartment community standards, and our written “Good Neighbor Commitment.” Our focus on resident selection and retention led to 42% of our apartment homes turning over, an improvement (reduction) of approximately 80 basis points from 2019.

•

Revenue Management and Ancillary Services. We have a centralized revenue management system that leverages people, processes, and technology to work in partnership with our local property management teams to develop rental rate pricing. We seek to increase Free Cash Flow (“FCF”), which we define as net operating income less Capital Replacements, by optimizing the balance between rental and occupancy rates, as well as taking into consideration costs such as preparing an apartment home for a new resident. We are focused on careful measurements of on-site operations, as we believe that timely and accurate collection of apartment community performance and resident profile data allows us to maximize FCF through better property management and leasing decisions. We seek to maximize profit by performing timely data analysis of new and renewal pricing for each apartment home, thereby enabling us to adjust rents quickly in response to changes in supply and demand and minimize vacancy time. We also generate incremental revenue by providing or facilitating the provision of services to our residents, including, at certain apartment communities, telecommunications services, parking options, package lockers, and storage space rental.

•

Controlling Expenses. Innovation is the foundation of our cost control efforts. Innovative activities we have undertaken include: moving administrative tasks to our shared service center, which reduces costs and allows site teams to focus on sales and service; taking advantage of economies of scale at the corporate level through electronic procurement, which reduces complexity and increases purchasing volume discounts; focusing on life cycle costs by investing in more durable, longer-lived materials, which reduce turn times and costs; and leveraging technology through such items as smart home capabilities, website design, and package lockers, which meet today’s customer preference for self-service. Additionally, our efforts to maximize resident retention through our resident selection process described above has resulted in reduced turn costs. These and other innovations contributed to a growth rate in controllable operating expense, which we define as property expenses less taxes, insurance, and utility expenses, compounding for the past 13 years at an annual rate of negative 0.2%. Our 2020 controllable operating expenses were down 110 basis points compared to 2019.

•

Improving and Maintaining Apartment Community Quality. We believe that the physical condition and amenities of our apartment communities are important factors in our ability to maintain and increase rental rates. We invest in the maintenance and improvement of our communities primarily through: Capital Replacements, which are capital additions made to replace the portion of an apartment community consumed during our ownership; Capital Improvements, which extend the useful life of a community from its condition at our date of purchase; Capital Enhancements, which may include kitchen and bath remodeling, energy conservation projects, and investments in longer-lived materials as described above, all of which do not significantly disrupt property operations; and Initial Capital Expenditures, which are capital additions contemplated in the underwriting of an acquired asset. During 2020, we invested $1,211 per apartment home in Capital Replacements, $402 per apartment home in Capital Improvements, and $1,003 per apartment home in Capital Enhancements. We also invested a total of $8.3 million in Initial Capital Expenditures, which were planned as part of our initial investment in communities acquired.

Portfolio Management

Our portfolio management strategy involves the allocation of investment capital to enhance rent growth and increase long-term capital values through portfolio design, focusing on properties with high land value located in submarkets with outsized growth prospects. We plan to maintain a dynamic capital allocation and market selection process, expecting over time to reallocate our investment in jurisdictions with high unfunded public liabilities to locations with lower public tax burdens, including the southeastern United States. We target geographic diversification in our portfolio in order to reduce the volatility of our rental revenue by avoiding undue concentration in any particular market. This submarket strategy reflects targeted exposure across suburban and urban formats as well as across the spectrum of price points and community types.

Our portfolio of apartment communities is diversified across “A,” “B,” and “C+” price points, averaging “B/B+” in quality, and is also diversified across several of the largest markets in the United States. Please refer to the Executive Overview section in Item 7 for a description of our portfolio quality ratings. As of December 31, 2020, our portfolio was allocated about one-half to “A” rated properties, and about one-half to “B” and “C+” rated properties.

We expect to improve the quality of our portfolio through our relationship with Aimco by leasing certain properties to Aimco for development or redevelopment and lease-up in accordance with the master leasing agreement entered into at the time of the Separation. Commencing on January 1, 2021, we had leased four redevelopment properties to Aimco, resulting in $25.3 million of expected 2021 lease payments.

We will also improve the quality of our portfolio by allocating investment capital to enhance rent growth and increase long-term capital values through routine investments in property upgrades (such as upgrading kitchens, bathrooms and other interior design aspects) and through portfolio design, emphasizing land value as well as location and submarket.

As part of our portfolio strategy, we may seek to sell communities with lower expected FCF internal rates of return and reinvest the proceeds from such sales in accretive uses such as capital enhancements, share repurchases, and selective acquisitions of stabilized communities with projected FCF internal rates of return higher than expected from the communities being sold. When the cost of capital is favorable, we will look to grow through the acquisition of stabilized apartment communities that we believe we can operate better than their previous owners. Through this disciplined approach to capital allocation, we expect to increase the quality and expected growth rate of our portfolio.

Balance Sheet

We seek to increase financial returns by using leverage with appropriate caution. We limit risk through our balance sheet structure, employing low leverage, primarily non-recourse and long-dated property debt; and we build financial flexibility by maintaining ample unused and available credit; holding properties with substantial value unencumbered by property debt; maintaining an investment grade credit rating; and using partners’ capital when it enhances financial returns or reduces investment risk.

Our leverage includes our share of the long-term non-recourse, property debt encumbering our apartment communities, together with outstanding borrowings under our revolving credit facility, our term loan, and our preferred equity. We have notes receivable from Aimco with an aggregate principal amount of $534 million. The notes receivable will mature on January 31, 2024, and are secured by a pool of properties owned by Aimco. We consider the notes receivable a reduction of leverage as their proceeds are expected to be used to repay outstanding debt.

Our current target leverage ratios are Net Leverage to adjusted earnings before interest, taxes, depreciation, and amortization for real estate (“Adjusted EBITDAre”), below 6.0x and Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends greater than 2.5x. Our ratios, on an annualized current quarter basis, as of December 31, 2020, were 7.5x and 3.7x, respectively. Our leverage to Adjusted EBITDAre ratio is higher than our target stated in September 2020 due to a $45 million reduction in pro forma property net operating income (“NOI”), due primarily to the impacts of COVID-19 and the related governmental response, and due also to an increase in leverage of approximately $440 million. Of this total, approximately $240 million is due to an increase in Aimco’s initial capitalization; $135 million is due to additional investment in properties owned by AIR; and $65 million due to our fourth quarter 2020 special cash dividend, which were funded through increased leverage.

Please refer to the Leverage Ratios subsection to the Non-GAAP Measures section in Item 7 for additional information regarding our leverage ratios.

Our liquidity consists of cash balances and available capacity on our revolving credit facility. As of December 31, 2020, our share of cash and restricted cash, excluding amounts related to tenant security deposits, was $58.2 million and we had the capacity to borrow $310.7 million under our revolving credit facility.

We also manage our financial flexibility by maintaining an investment grade credit rating and holding communities that are unencumbered by property debt. AIR has been rated BBB by Standard & Poor’s, one level above AIR’s Predecessor’s rating prior to the Separation. As of December 31, 2020, we held unencumbered communities with an estimated fair market value of approximately $2.8 billion.

Please refer to the Executive Overview and Liquidity and Capital Resources sections in Item 7 for additional information regarding our balance sheet and liquidity.

Competition

In attracting and retaining residents to occupy our apartment communities, we compete with numerous other housing providers. Our apartment communities compete directly with other rental apartments, as well as condominiums and single-family homes that are available for rent or purchase in the markets in which our apartment communities are located. Principal factors of competition include rent or price charged, attractiveness of the location and apartment community, and the quality and breadth of services. The number of competitive apartment communities relative to demand in a particular area has a material effect on our ability to lease apartment homes at our apartment communities and on the rents we charge. In certain markets, there exists an oversupply of newly-constructed apartment homes, single-family homes, and condominiums relative to consumer demand, which affects the pricing and occupancy of our rental apartments.

We also compete with other real estate investors, including other apartment REITs, pension and investment funds, partnerships, and investment companies in acquiring, managing, obtaining financing for, and disposing of apartment communities. This competition affects our ability to acquire apartment communities we want to add to our portfolio and the price that we pay in such acquisitions; our ability to finance or refinance communities in our portfolio and the cost of such financing; and our ability to dispose of communities we no longer desire to retain in our portfolio and the timing and price available to us when we seek to dispose of such communities.

Taxation

AIR

AIR has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our initial taxable year ended December 31, 2020, and intends to continue to operate in such a manner. AIR’s Predecessor also elected to be taxed as a REIT under the Code. The Code imposes various requirements related to organizational structure, distribution levels, diversity of stock ownership, and certain restrictions with regard to owned assets and categories of income that must be met in order to continue to qualify as a REIT. If AIR continues to qualify for taxation as a REIT, AIR will generally not be subject to United States federal corporate income tax on its taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.

Certain of our operations, or a portion thereof, including property management and risk management are conducted through taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a subsidiary C-corporation that has not elected REIT status and, as such, is subject to United States federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT. We also use TRS entities to hold investments in certain apartment communities. During 2020, and consistent with AIR’s simplified business structure and strategy, we have elected to treat one of our taxable subsidiaries as a REIT. As a result, AIR will incur less income taxes on a consolidated basis, providing more cash for distributions and other corporate uses.

The AIR Operating Partnership

The AIR Operating Partnership, and prior to the Separation, the Aimco Operating Partnership, is treated as a “pass-through” entity for United States federal income tax purposes and is not subject to United States federal income taxation. Partners in the AIR Operating Partnership and the Aimco Operating Partnership, however, are subject to tax on their allocable share of partnership income, gains, losses, deductions, and credits, regardless of whether the partners receive any actual distributions of cash or other property from the AIR Operating Partnership or Aimco Operating Partnership during the taxable year. Generally, the characterization of any particular item is determined by the AIR Operating Partnership or the Aimco Operating Partnership rather than at the partner level, and the amount of a partner’s allocable share of such item is governed by the terms of the AIR Operating Partnership’s Partnership Agreement or the Aimco Operating Partnership’s Partnership Agreement. The AIR Operating Partnership and the Aimco Operating Partnership are subject to tax in certain states.

Regulation

General

Apartment communities and their owners are subject to various laws, ordinances, and regulations, including those related to real estate broker licensing and regulations relating to recreational facilities such as swimming pools, activity centers, and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on communities or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction, and safety requirements, may result in significant unanticipated expenditures, which would adversely affect our net income and cash flows from operating activities. In addition, existing rent control laws, as well as future enactment of rent control or rent stabilization laws, or other laws regulating multi-family housing, including eviction moratoriums and other governmental regulation related to COVID-19, may reduce rental revenue or increase operating costs in particular markets.

Environmental

Various federal, state, and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present at an apartment community. These materials may include lead-based paint, asbestos, polychlorinated biphenyls, and petroleum-based fuels. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the release or presence of such materials. In connection with the ownership, operation, and management of apartment communities, we could potentially be liable for environmental liabilities or costs associated with our current communities, communities we acquire or manage in the future, or communities we previously owned or operated in the past. These and other risks related to environmental matters are described in more detail in Item 1A. Risk Factors.

Corporate Responsibility

Our corporate responsibility is an important part of our business. As with all other aspects of our business, our corporate responsibility program focuses on continuous improvement, to the benefit of our stockholders, our residents, our teammates, our communities, and the environment.

Insurance

Our primary lines of insurance coverage are property, general liability, and workers’ compensation. We believe that our insurance coverages adequately insure our apartment communities against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, terrorism, and other perils, and adequately insure us against other risk. Our coverage includes deductibles, retentions, and limits that are customary in the industry. We have established loss prevention, loss mitigation, claims handling, and litigation management procedures to manage our exposure.

Employees

Team and Culture

Our team and culture are keys to our success. We are defined by a commitment to our mission, vision, and values. We strive to provide an exceptional living experience for residents and a great place to work for teammates, to be a good neighbor in the communities we serve, and a good steward for our investors. We are accountable to teammates in return for their hard and meaningful work of providing homes for others. We see our workforce as a team, and not employees only. Our view is relational, and not transactional, reflecting a longer view of the benefits of a cohesive and caring team.

Our intentional focus on a collaborative and productive culture based on respect for others and personal responsibility is reinforced by a preference for promotion from within. We focus on succession planning and talent development to produce a strong, stable team that is the enduring foundation of our success. The Compensation and Human Resources Committee of the Board of Directors is responsible for succession planning in all leadership positions, both in the short-term and the long-term, with particular focus on CEO succession.

Our teammates are passionate about what we do, both inside and outside of work. We believe in doing whatever it takes to make our residents feel at home. We look at career growth as a jungle gym as well as a ladder, with opportunities to learn and grow in a variety of ways. Approximately 75% of all open manager level positions were filled internally in 2020, compared to a target of 50%, and approximately half of all open positions were filled internally, compared to the target of 40%. We provide both formal and informal training and coaching for teammates at every level of the organization.

As of December 31, 2020, we had approximately 900 teammates, of whom about 650 were at the apartment community level performing on-site functions or at our shared service center performing tasks that have been centralized there, with the balance managing corporate and area functions, including investment and debt transactions, legal, finance and accounting, information systems, human resources, and other support functions. As of December 31, 2020, unions represented approximately 50 of our teammates. We have never experienced a work stoppage and we believe we maintain satisfactory relations with our teammates.

We evaluate team engagement, retention, and efficiency and include those in our goals on which all teammates are compensated. Every teammate is surveyed via a third-party, confidential survey on his or her annual anniversary of employment. The teammate engagement score consists of the average of the responses to the questions that comprise the engagement index, on a scale of 1 to 5, for all teammates who complete the survey during the year. AIR’s overall teammate engagement score from the 2020 Annual Lifecycle Surveys was 4.42, compared to the target of 4.20. With respect to our on-site goal, our primary objective is to maintain a highly engaged, stable workforce at our communities, enhanced by innovations in efficiency, all of which further our strategic objective of maximizing NOI margins. Our on-site teammate engagement score was 4.50, up from 4.45 in 2019. On-site voluntary turnover was 15.8%, down from 19.4% in 2019 and on-site overall turnover was 25.0%, down from 27.7% in 2019.

We offer benefits reinforcing our value of caring for each other, including an opportunity to manage one’s life through flexible work schedules and “dress for your day,” paid time for parental leave, profit sharing, retirement plans for all teammates, financial support for our teammates who are becoming United States citizens, and a bonus structure at all levels of the organization. Consistent with the duration of our other leave policies, we also pay full compensation and benefits for teammates who are actively deployed by the United States military.

Our team is also focused on making a difference in our local communities through our philanthropic endeavor, AIR Gives. For over 15 years, we have provided the flexibility for teammates to support a nonprofit or initiative that means the most to them. Teammates have 15 hours of paid leave toward volunteering with a non-profit. Every hour volunteered also provides the teammate with charitable dollars to direct to a nonprofit of choice. Also, through AIR Gives, we award college scholarships to children of teammates. AIR Gives has supported over 625 students of our teammates with $1.25 million in scholarships since 2006. We also provide financial assistance to AIR teammates experiencing a financial emergency or going through crisis.

A critical element of our culture is a relentless focus on efficiency.  We continuously seek to reduce costs through the use of additional automation and continued technological investment. We expect this focus will enable our general and administrative expenses will be lower, as a percentage of gross asset value than our peers.

Our focus on our team and our culture is recognized externally, as well. Out of hundreds of participating companies in 2020, AIR’s Predecessor was one of only six recognized as a “Top Workplace” in Colorado for each of the past eight years, and was one of only two real estate companies to receive a BEST award from the Association for Talent Development in recognition of our company-wide success in talent development, marking its third consecutive year receiving this award based solely on survey responses from teammates.

COVID-19 and our Team

The impact of the COVID-19 pandemic and governmental lockdowns continued into the fourth quarter of 2020. In the first quarter, we formed a cross-functional committee to lead our efforts to adjust to the changing conditions in order to keep our team and our residents safe.

We continued our commitment to our teammates by allowing flexible work arrangements, undertook to pay all costs associated with COVID-19 testing and treatment, and continued clear and frequent communication. Any teammate diagnosed with COVID-19 or placed into quarantine by doctor’s orders receives paid time off during the quarantine period. On-site teammates who worked through the height of the pandemic received their quarterly bonus at target, regardless of whether the community met its goal.

Using our previous investment in technology and artificial intelligence, paired with policies providing flexibility, our team continued to lease apartments and fulfill service requests in a safe environment for both the team and our residents. Our top priority is the health and safety of our residents and teammates. Accordingly, we maintain enhanced cleaning procedures as well as physical distancing and remote working guidelines at our communities and corporate offices. Additionally, seeing residents as individuals, each impacted differently by the pandemic and lockdowns, our teammates have undertaken to speak to every resident in need, to listen, and to help each to solve his or her problems. We also seek to assist the broader communities where our residents and teammates live and work.

Available Information

The combined Annual Reports on Form 10-K, the combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed by AIR, the AIR Operating Partnership, Aimco, or the Aimco Operating Partnership, and any amendments to any of those reports that were filed with the Securities and Exchange Commission are available free of charge through AIR’s website at www.aircommunities.com. The information contained on AIR’s website is not incorporated into this Annual Report.

ITEM 1A. RISK FACTORS

The risk factors noted in this section, and other factors noted throughout this Annual Report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement.

Risks Related to Our Business

Adverse economic and geopolitical conditions, health crises and dislocations in the credit markets could affect our ability to collect rents and late fees from tenants, and our ability to evict tenants, in addition to having other negative effects on our business, which in turn could adversely affect our financial condition and results of operations.

Adverse economic and geopolitical conditions, local, regional, national or international health crises and dislocations in the credit markets could negatively impact our tenants and our operations. For example, the World Health Organization declared COVID-19 to be a pandemic on March 11, 2020. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of measures including states of emergency, mandatory quarantines, required business and school closures, implementing “shelter in place” orders, and restricting travel. In addition, many cities and states have enacted, or are considering enacting, exceptions to contractual obligations for residents and commercial tenants, including government mandated rent delays or other abatement measures or concessions or prohibitions on lease terminations or evictions. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession.

Factors that have negatively impacted, or would negatively impact, our operations or those of entities in which we hold a partial interest, during the COVID-19 pandemic or another health crisis, adverse economic or geopolitical event or dislocation in the credit market include:

•	our ability to collect rents and late fees on a timely basis or at all, without reductions or other concessions;
•	our ability to evict residents for non-payment and for other reasons;
•	our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;
•	fluctuations in regional and local economies, local real estate conditions, and rental rates;
•	our ability to control incremental costs associated with COVID-19;
•	our ability to dispose of communities at all or on terms favorable to us;
•	our ability to collect payments of interest and principal on notes receivable when due; and
•	potential litigation relating to the COVID-19 pandemic.

Given the ongoing and dynamic nature of the circumstances surrounding the COVID-19 pandemic, it is difficult to predict how significant the impact of this outbreak will be on the global economy, our residents and commercial tenants, our communities, and the operations of entities in which we hold a partial interest, or for how long disruptions are likely to continue. The extent of such impact will depend on developments, which are highly uncertain, rapidly evolving and cannot be predicted, including the ability to contain the virus, the duration of measures implemented, and the overall impact of these measures. Such developments, depending on their nature, duration, and intensity, could have a material adverse effect on our operating results and financial condition. The COVID-19 pandemic also may have the effect of heightening many of the other risks described below.

Failure to generate sufficient net operating income may adversely affect our liquidity, limit our ability to fund necessary capital expenditures, or adversely affect our ability to pay dividends or distributions.

Our ability to fund necessary capital expenditures on our communities depends on, among other things, our ability to generate net operating income in excess of required debt payments. If we are unable to fund capital expenditures on our communities, we may not be able to preserve the competitiveness of our communities, which could adversely affect their net operating income and long-term value.

Our ability to make payments to our investors depends on our ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Our net operating income and liquidity may be adversely affected by events or conditions beyond our control, including:

•	the general economic climate;

•

an inflationary environment in which the costs to operate and maintain our communities increase at a rate greater than our ability to increase rents, which we can only do upon renewal of existing leases or at the inception of new leases;

•	competition from other apartment communities and other housing options;
•	local conditions, such as loss of jobs, unemployment rates, or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;
•	changes in governmental regulations and the related cost of compliance;
•	changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and
•	changes in interest rates and the availability of financing.

Competition could limit our ability to lease apartment homes or increase or maintain rents.

Our apartment communities and the apartment communities we manage compete for residents with other housing alternatives, including other rental apartments and condominiums, and, to a lesser degree, single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing, as well as household formation and job creation in a particular area, could adversely affect our ability to lease apartment homes and to increase or maintain rental rates.

Because real estate investments are relatively illiquid, we may not be able to sell apartment communities when appropriate.

Real estate investments are relatively illiquid and generally cannot be sold quickly. REIT tax rules also restrict our ability to sell apartment communities. Thus, we may not be able to change our portfolio promptly in response to changes in economic or other market conditions. Our ability to dispose of apartment communities in the future will depend on prevailing economic and market conditions, including the cost and availability of financing. This could have a material adverse effect on our financial condition or results of operations.

If we are not successful in our acquisition of apartment communities, our results of operations could be adversely affected.

The selective acquisition of stabilized apartment communities when we have a favorable cost of capital (including the use of AIR Operating Partnership Common Units as an acquisition currency) is a component of our strategy. However, we may not be able to complete transactions successfully in the future. Although we seek to acquire apartment communities when such acquisitions increase our free cash flow internal rates of return and are accretive to net asset value, such transactions may fail to perform in accordance with our expectations. In particular, following acquisition, the value and operational performance of an apartment community may be diminished if obsolescence or neighborhood changes occur before we are able to sell the apartment community. This could have an adverse effect on our financial condition or results of operations.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various federal, state, and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Potentially hazardous materials may include polychlorinated biphenyls, petroleum-based fuels, lead-based paint, or asbestos, among other materials. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources, and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur or personal injury, disease, disability, or other infirmities related to the alleged presence of hazardous materials at an apartment community. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or apartment communities we no longer own or operate.

Rent control laws and other regulations that limit our ability to increase rental rates may negatively impact our rental income and profitability.

State and local governmental agencies may introduce rent control laws or other regulations that limit our ability to increase rental rates, which may affect our rental income. Especially in times of recession and economic slowdown, rent control initiatives can acquire significant political support. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected.

Laws benefiting disabled persons may result in our incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990 (“ADA”), all places intended to be used by the public are required to meet certain federal requirements related to access and use by disabled persons. The Fair Housing Amendments Act of 1988 (“FHAA”) requires apartment communities first occupied after March 13, 1991, to comply with design and construction requirements for disabled access. For those apartment communities receiving federal funds, the Rehabilitation Act of 1973 also has requirements regarding disabled access. These and other federal, state, and local laws may require structural modifications to our apartment communities or changes in policy/practice, or affect renovations of the communities. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our apartment communities are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA, the FHAA, and the Rehabilitation Act of 1973 in connection with the ongoing operation of our apartment communities and the apartment communities we manage.

Moisture infiltration and resulting mold remediation may be costly.

Although we are proactively engaged in managing moisture intrusion and preventing the presence of mold at our apartment communities, it is not unusual for periodic moisture intrusion to cause mold in isolated locations within an apartment community. We have implemented policies, procedures, and training, and include a detailed moisture intrusion and mold assessment during acquisition due diligence. We believe these measures will manage mold exposure at our apartment communities and will minimize the effects that mold may have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. We have only limited insurance coverage for property damage claims arising from the presence of mold and for personal injury claims related to mold exposure.

Although we are insured for certain risks, the cost of insurance, increased claims activity, or losses resulting from casualty events may affect our financial condition and results of operations.

We are insured for a portion of our consolidated apartment communities’ exposure to casualty losses resulting from fire, earthquake, hurricane, tornado, flood, and other perils, which insurance is subject to deductibles and self-insurance retention. We recognize casualty losses or gains based on the net book value of the affected apartment community and the amount of any related insurance proceeds. In many instances, the actual cost to repair or replace the apartment community may exceed its net book value and any insurance proceeds. We recognize the uninsured portion of losses as casualty losses in the periods in which they are incurred. In addition, we are self-insured for a portion of our exposure to third-party claims related to our teammate health insurance plans, workers’ compensation coverage, and general liability exposure. With respect to our exposure to claims of third parties, we establish reserves at levels that reflect our known and estimated losses. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition. We purchase insurance to reduce our exposure to losses and limit our financial losses on large individual risks. The availability and cost of insurance are determined by market conditions outside our control. Current market conditions are challenging with respect to capacity and price. No assurance can be made that we will be able to obtain and maintain insurance at the same levels and on the same terms as we do today. If we are not able to obtain or maintain insurance in amounts we consider appropriate for our business, or if the cost of obtaining such insurance increases materially, we may have to retain a larger portion of the potential loss associated with our exposures to risks.

Natural disasters and severe weather may affect our financial condition and results of operations.

Natural disasters such as earthquakes and severe weather such as hurricanes may result in significant damage to our apartment communities. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake) or destructive weather event (such as a hurricane) affecting a region may have a significant adverse effect on our financial condition and results of operations. We cannot accurately predict natural disasters or severe weather, or the number and type of such events that will affect us. As a result, our operating and financial results may vary significantly from one period to the next. Although we anticipate and plan for losses, there can be no assurance that our financial results will not be adversely affected by our exposure to losses arising from natural disasters or severe weather in the future that exceed our previous experience and assumptions.

We depend on our senior management.

Our success and our ability to implement and manage anticipated future growth depend, in large part, upon the efforts of our senior management team, who have extensive market knowledge and relationships, and exercise substantial influence over our operational, financing, acquisition, and disposition activity. Members of our senior management team have national or regional industry reputations that attract business and investment opportunities and assist us in negotiations with lenders, existing and potential tenants, and other industry participants. The loss of services of one or more members of our senior management team, or our inability to attract and retain similarly qualified personnel, could adversely affect our business, diminish our investment opportunities, and weaken our relationships with lenders, business partners, existing and prospective tenants, and industry participants, which could adversely affect our financial condition, results of operations, cash flow, per share trading price of AIR Common Stock and ability to make distributions to our stockholders.

Our business and operations would suffer in the event of significant disruptions or cyberattacks of our information technology systems or our failure to comply with laws, rules and regulations related to privacy and data protection.

Information technology, communication networks, and related systems are essential to the operation of our business. We use these systems to manage our resident and vendor relationships, internal communications, accounting and record-keeping systems, and many other key aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks, which also depend on the strength of our procedures and the effectiveness of our internal controls. Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks.

Despite system redundancy, risk transfer, insurance, indemnification, the implementation of security measures, required our teammate awareness training, and the existence of a disaster recovery plan for our internal information technology systems, our systems, and systems maintained by third-party vendors with which we do business are vulnerable to damage from any number of sources. We face risks associated with energy blackouts, natural disasters, terrorism, war, telecommunication failures, and cyberattacks and intrusions, such as computer viruses, malware, attachments to emails, intrusion, and unauthorized access, including from persons inside our organization or from persons outside our organization with access to our systems. We may also incur additional costs to remedy damages caused by such disruptions. Although we make efforts to maintain the security and integrity of our systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information (which may be confidential, proprietary, or commercially sensitive in nature), and a loss of confidence in our security measures, which could harm our business.

We also are subject to laws, rules, and regulations in the United States, such as the California Consumer Protection Act, or CCPA (which became effective on January 1, 2020), relating to the collection, use, and security of employee and other data. Evolving compliance and operational requirements under the CCPA and the privacy and data security laws of other jurisdictions in which we operate impose significant costs that are likely to increase over time. Our failure to comply with laws, rules, and regulations related to privacy and data protection could harm our business or reputation.

If Aimco is unable to successfully redevelop or develop new properties in a timely manner or at all or fails to perform under our agreements with it, it could materially adversely affect our financial condition and results of operations.

From time to time, we may receive redeveloped or developed property from Aimco (including properties leased to Aimco through a Master Leasing Agreement following any development, redevelopment and/or lease-up thereof), with the option to pay a certain amount based on the difference between the then-current fair market value of the property less the fair market value of the property at lease inception (at a small discount thereto) once the applicable property has reached and maintained stabilization (so long as the fair market value of the property at stabilization is not less than the fair market value of such property at lease inception). We will initially depend on Aimco to provide us with the option to obtain newly redeveloped or developed properties. In addition to the risks associated with the ownership of real estate investments in general, there are significant risks to Aimco associated with Aimco’s redevelopment and development activities. If Aimco is unsuccessful in redeveloping or developing properties and fails to perform under our agreements with it, it could have an impact on our ability to grow our portfolio and to acquire stabilized properties at prices favorable to us, which could have a material adverse effect on our financial condition and results of operations.

“Sale of assets” provisions, such as in our Master Leasing Agreement, may have the effect of discouraging, delaying or preventing the sale of our properties.

Upon the occurrence of a sale of all or substantially all of our assets, as specified in our Master Leasing Agreement, Aimco will have the right to terminate the Master Leasing Agreement. The ability for Aimco to terminate the Master Leasing Agreement upon a sale of all or substantially all of our assets may have the effect of discouraging, delaying or preventing the sale of our properties, even if the sale of our properties would be beneficial to our stockholders.

There may be, or there may be the appearance of, conflicts of interest in our relationship with Aimco.

There may be, or there may be the appearance of, conflicts of interest in our relationship with Aimco. The Separation was designed to minimize conflicts of interest between AIR and Aimco, however, there can be no assurance that such conflicts don’t exist.

Although each of AIR and Aimco have an independent board of directors and independent management and are incentivized to make decisions that are in the best interests of its respective business, Mr. Considine, along with Messrs. Miller and Stein, serve on both AIR’s and Aimco’s boards of directors. In addition, as part of the Separation, AIR and Aimco entered into the Employee Matters Agreement, which provides that Mr. Considine will continue to serve Aimco with specific responsibilities to support the establishment and growth of the Aimco business, reporting directly to the Aimco board of directors. Messrs. Considine, Miller, and Stein will recuse themselves from voting as members of either board of directors during the approval or disapproval of any transactions between the two companies.

The agreements between Aimco and us generally do not limit or restrict Aimco or its affiliates from engaging in any business or managing other entities that engage in business of the type conducted by us. Although AIR and Aimco do not generally engage in the same business, Aimco and its affiliates may in the future determine to manage apartment communities and other real estate assets, some of which may be in close proximity to certain of our apartment communities, or increase its ownership of stabilized apartment communities. Certain business opportunities appropriate for us may also in the future be appropriate for Aimco or its affiliates, and we may compete with Aimco for certain business opportunities. This may cause us to compete with Aimco for business opportunities or result in a change in our current business strategy.

Actual, potential, or perceived conflicts could give rise to investor dissatisfaction, settlements with stockholders, litigation or regulatory inquiries or enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities, and a resulting increased risk of litigation and regulatory enforcement actions.

Our business could be negatively affected as a result of the actions of activist stockholders.

Publicly traded companies have increasingly become subject to campaigns by investors advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. Given our stockholder composition and other factors, it is possible our stockholders or future activist stockholders may attempt to effect such changes. Responding to proxy contests and other actions by such activist stockholders or others would be costly and time-consuming, disrupt our operations and divert the attention of our board of directors and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of the board of directors may lead to the perception of a change in the direction of the business, instability or lack of continuity, which may be exploited by our competitors, cause concern to our current or potential lenders, partners, or others with whom we do business, and make it more difficult to attract and retain qualified personnel.

Risks Related to Our Indebtedness and Financing

Our debt financing could result in foreclosure of our apartment communities, prevent us from making distributions on our equity, or otherwise adversely affect our liquidity.

We have a revolving credit facility and a term loan credit facility, each of which may be secured by certain equity interests in subsidiaries of AIR. Over time, we may become party to one or more additional financing arrangements, including credit facilities or other bank debt, bonds, and mortgage financing. We also anticipate that certain of our subsidiaries will assume or retain a certain amount of existing secured property-level indebtedness related to the properties we own following the Separation.

In connection with such financing activities, we are subject to the risk that our cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that our indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of then-existing indebtedness. If we fail to make required payments of principal and interest on our non-recourse debt, our lenders could foreclose on the apartment communities and other collateral securing such debt, which would result in the loss to us of income and asset value. The majority of our apartment communities are encumbered by debt. Our organizational documents do not limit the amount of debt that we may incur, and we have significant amounts of debt outstanding. Payments of principal and interest may leave us with insufficient cash resources to operate our communities or pay distributions required to maintain AIR’s qualification as a REIT.

Disruptions in the financial markets could affect our ability to obtain financing and the cost of available financing and could adversely affect our liquidity.

Our ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets. During periods of economic uncertainty, the United States credit markets may experience significant liquidity disruptions, which may cause the spreads on debt financings to widen considerably and make obtaining financing, both non-recourse property debt and corporate borrowings such as those under a credit facility, more difficult. In particular, apartment borrowers have benefited from the historic willingness of the Federal National Mortgage Association (“Fannie Mae”), and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), to make substantial amounts of loans secured by multi-family properties, even in times of economic distress. These two lenders are federally chartered and subject to federal regulation, which is subject to change, making uncertain their prospects and ability to provide liquidity in a future downturn.

If our ability to obtain financing is adversely affected, we may be unable to satisfy scheduled maturities on existing financing through other sources of liquidity, which could result in lender foreclosure on the apartment communities securing such debt and loss of income and asset value, both of which would adversely affect our liquidity.

Increases in interest rates would increase our interest expense and reduce our profitability.

As of December 31, 2020, we had approximately $630.1 million of variable-rate indebtedness outstanding. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase interest expense by approximately $2.8 million and $5.1 million, respectively, on an annual basis.

As of December 31, 2020, we had approximately $73.5 million in cash and cash equivalents and restricted cash, a portion of which bear interest at variable rates indexed to LIBOR-based rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate indebtedness discussed above.

The potential phasing out of LIBOR after 2021 may affect our financial results.

In July 2017, the Financial Conduct Authority, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In 2018, the Alternative Reference Rates Committee identified the Secured Overnight Financing Rate (“SOFR”), as the alternative to LIBOR. Whether or not SOFR attains market traction as a LIBOR replacement remains a question, and the future of LIBOR at this time is uncertain. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Due to the broad use of LIBOR as a reference rate, all financial market participants, including us, are impacted by the risks associated with this transition. To the extent that any of our debt agreements contain variable-rate interest based, in part, on LIBOR, any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results, and cash flows.

Covenant restrictions may limit our operations and impact our ability to make payments to our investors.

Some of our existing and/or future debt and other securities may contain covenants that restrict our operations and impact our ability to make distributions or other payments to our investors unless certain financial tests or other criteria are satisfied. For example, our credit facilities provide, among other things, that we may not make dividends or distributions to our investors during any four consecutive fiscal quarters in an aggregate amount greater than 95% of our NAREIT FFO (as defined below) for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain our REIT status. AIR Operating Partnership’s outstanding preferred units prohibits the payment of dividends on AIR Common Stock or AIR Operating Partnership Common Units if we fail to pay the dividends to which the holders of the preferred units are entitled. In addition, our debt agreements contain other customary affirmative and negative covenants.

We may increase leverage, which could further exacerbate the risks associated with our indebtedness.

We may decide to increase our leverage. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. Although our credit facilities may limit our ability to incur additional indebtedness, our governing documents do not limit the amount of debt we may incur, and our board of directors may change our target debt levels at any time without the approval of our stockholders. We may incur additional indebtedness from time to time in the future to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our indebtedness could intensify.

Risks Related to the Separation

We may be unable to achieve some or all of the benefits that we expect to achieve from the Separation.

Following the Separation, we and Aimco are two, focused and independent companies. We may not be able to achieve some or all of the benefits that we expect to achieve as a company independent from Aimco in the time we expect, if at all. For instance, it may take longer than anticipated for us to, or we may never, succeed in growing our business through the acquisition of new stabilized apartment communities or through our active management strategies.

The Separation could give rise to disputes or other unfavorable effects, which could materially and adversely affect our business, financial position or results of operations.

In connection with the Separation, we entered into a Separation and Distribution Agreement with Aimco, effective as of December 15, 2020 (the “Separation Agreement”), which, among other things, contains the agreements among the parties regarding the principal transactions necessary to effect the Separation. It also sets forth other agreements that govern certain aspects of the parties’ ongoing relationship after the completion of the Separation. The Separation may lead to increased operating and other expenses, of both a nonrecurring and a recurring nature, and to changes to certain operations, which expenses or changes could arise pursuant to arrangements made between Aimco and us or could trigger contractual rights of, and obligations to, third parties. Disputes with third parties could also arise out of these transactions, and we could experience unfavorable reactions to the Separation from our teammates, lenders, ratings agencies, regulators or other interested parties. These increased expenses, changes to operations, disputes with third parties or other effects could materially and adversely affect our business, financial position or results of operations. In addition, following the Separation, disputes with Aimco could arise in connection with each of the Separation Agreement, the Employee Matters Agreement, the Property Management Agreements, the Master Services Agreement, the Master Leasing Agreement or other agreements.

Although we have endeavored to enter into agreements on market terms, our agreements with Aimco may not reflect terms that would have resulted from arm’s-length negotiations with unaffiliated third parties.

The agreements related to the Separation, including the Separation Agreement, the Employee Matters Agreement, the Property Management Agreements, the Master Services Agreement, the Master Leasing Agreement, and certain other agreements were entered into in the context of the Separation while we were still controlled by Aimco. As a result, although we endeavored to enter into these agreements on market terms, they may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements entered into in the context of the Separation concern, among other things, allocation of assets and liabilities attributable to periods prior to the Separation and the rights and obligations, including certain indemnification obligations, of Aimco and us after the Separation, certain services provided by us to Aimco and by Aimco to us after the Separation, and Aimco’s lease from us of certain properties.

Risks Related to Tax Laws and Regulations

AIR may fail to qualify as a REIT.

If AIR fails to qualify as a REIT, AIR will not be allowed a deduction for dividends paid to its stockholders in computing its taxable income and will be subject to United States federal income tax at regular corporate rates. This would substantially reduce our funds available for distribution to our investors. Unless entitled to relief under certain provisions of the Code, AIR also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT. In addition, AIR’s failure to qualify as a REIT may place us in default under our credit facilities.

We believe that AIR will operate in a manner that enables it to meet the requirements for qualification and taxation as a REIT. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Moreover, even a technical or inadvertent mistake could jeopardize our REIT status. AIR’s qualification as a REIT will depend on its satisfaction of certain asset, income, investment, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. AIR’s ability to satisfy the asset tests will depend upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. AIR’s compliance with the REIT annual income and quarterly asset requirements will also depend upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers constitutes a violation of the REIT requirements. Moreover, future economic, market, legal, tax, or other considerations may cause AIR to fail to qualify as a REIT, or the board of directors of AIR may determine to revoke its REIT status.

Furthermore, if Aimco fails to remain qualified as a REIT for its 2020 and 2021 taxable years, and AIR is deemed to be a “successor” of Aimco under Section 856 of the Code, then AIR may also fail to qualify as a REIT. There can be no assurance that Aimco will remain qualified as a REIT for its 2020 and 2021 taxable years.

REIT distribution requirements limit our available cash.

As a REIT, AIR is subject to annual distribution requirements. AIR Operating Partnership will pay distributions intended to enable AIR to satisfy its distribution requirements. This will limit the amount of cash available for other business purposes, including amounts to fund our growth. AIR will generally be required to distribute annually at least 90% of its “real estate investment trust taxable income,” which is generally equivalent to net taxable ordinary income, determined without regard to the dividends paid deduction and excluding any net capital gain, in order for its distributed earnings not to be subject to United States federal corporate income tax. We intend to make distributions to AIR’s stockholders to comply with the requirements applicable to REITs under the Code (which may be all cash or a combination of cash and stock satisfying the requirements of applicable law). However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell apartment communities or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code.

AIR may be subject to federal, state, and local income taxes in certain circumstances.

Even as a REIT, AIR may be subject to United States federal income and excise taxes in various situations, such as on its undistributed income. AIR could also be required to pay a 100% tax on any net income on non-arm’s-length transactions between AIR and a taxable REIT subsidiary (“TRS”) and on any net income from sales of apartment communities that were held for sale primarily in the ordinary course. State and local tax laws may not conform to the United States federal income tax treatment, and AIR may be subject to state or local taxation in various state or local jurisdictions in which AIR transacts business. Any taxes imposed on AIR would reduce our operating cash flow and net income and could negatively impact our ability to pay dividends and distributions.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

REITs are entitled to a United States federal tax deduction for dividends paid to their stockholders. As compared to other taxable corporations, this ability to reduce or eliminate the REIT’s taxable income by paying dividends to stockholders is a principal benefit of maintaining REIT status, generally resulting in a lower combined tax liability of the REIT and its stockholders as compared to that of the combined tax liability of other taxable corporations and their stockholders. Notwithstanding this combined benefit, dividends payable by REITs may result in marginally higher taxes to the stockholder.

C-corporations are generally required to pay United States federal income tax on earnings. After tax earnings are then available for stockholder dividends. The maximum United States federal tax rate applicable to income from “qualified dividends” payable to United States stockholders that are individuals, trusts, and estates is currently 20%, plus the 3.8% investment tax surcharge. While dividends payable by REITs are generally not eligible for the qualified dividend reduced rates, stockholders that are individuals, trusts, or estates, and meet certain requirements, may generally deduct 20% of the aggregate amount of ordinary dividends from REITs. This deduction is available for taxable years beginning after December 31, 2017, and before January 1, 2026, and will generally cause the maximum tax rate for ordinary dividends from REITs to be 29.6%, plus the 3.8% investment tax surcharge. The more favorable tax rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts, and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporates that pay dividends, which could adversely affect the value of the shares of REITs, including AIR Common Stock.

Complying with the REIT requirements may cause AIR to forgo otherwise attractive business opportunities.

To qualify as a REIT, AIR will need to continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts distributed to AIR stockholders, and the ownership of AIR stock. As a result of these tests, AIR may be required to make distributions to stockholders at disadvantageous times or when AIR does not have funds readily available for distribution, forgo otherwise attractive investment opportunities, liquidate assets in adverse market conditions, or contribute assets to a TRS that is subject to regular corporate federal income tax.

Changes to United States federal income tax laws could materially and adversely affect AIR and AIR’s stockholders.

The present United States federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the United States federal income tax treatment of an investment in AIR Common Stock. The United States federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS, and the United States Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect AIR and AIR’s stockholders. Revisions in federal tax laws and interpretations thereof could significantly and negatively affect AIR ability to qualify as a REIT and the tax considerations relevant to an investment in AIR Common Stock, or could cause AIR to change its investments and commitments.

Government housing regulations may limit the opportunities at some of our apartment communities and failure to comply with resident qualification requirements may result in financial penalties or loss of benefits, such as rental revenues paid by government agencies. Additionally, the government may cease to operate or reduce funding for government housing programs, which would result in a loss of benefits from those programs.

We may own equity interests in entities that own certain apartment communities that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by the United States Department of Housing and Urban Development (“HUD”), or state housing finance agencies, typically provide one or more of the following: mortgage insurance; favorable financing terms; tax-exempt interest; historic or low-income housing tax credits; or rental assistance payments to the apartment community owners. As a condition of the receipt of assistance under these programs, the apartment communities must comply with various requirements, which typically limit rents to pre-approved amounts and limit our choice of residents to those with incomes at or below certain levels. Failure to comply with these requirements may result in financial penalties or loss of benefits. We will likely be required to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted apartment community. We may not always receive such approval.

Risks Related to AIR Common Stock

A trading market for the AIR Common Stock was initiated only recently following the Separation, and the market price and trading volume of AIR Common Stock may fluctuate widely.

An active trading market for the AIR Common Stock was initiated only recently following the Separation, which may affect your ability to sell your shares and could lead to our share price being depressed or more volatile.

For many reasons, including the risks identified in this Annual Report, the market price of AIR Common Stock following the Separation may be more volatile than the market price of Aimco Common Stock before the Separation. These factors may result in short-term or long-term negative pressure on the value of AIR Common Stock.

We cannot predict the prices at which AIR Common Stock may trade. The market price of AIR Common Stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including, but not limited to:

•	our financial condition and performance;
•	the financial condition of our tenants, including Aimco and its subsidiaries, including the extent of tenant bankruptcies or defaults;
•	our dividend policy;
•	a shift in our investor base;
•

the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other REITs, and fixed-income securities;

•	uncertainty and volatility in the equity and credit markets;
•	fluctuation in interest rates;
•	our quarterly or annual earnings, or those of other REITs;
•	actual or anticipated fluctuations in our operating results;
•	our ability to obtain financing as needed;
•	changes in laws and regulations affecting our business;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	announcements by us or our competitors of significant investments, acquisitions or dispositions;
•	the failure of securities analysts to cover AIR Common Stock;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	the operating performance and stock price of other REITs;
•	overall market fluctuations;

•	a decline in the real estate markets;
•	general economic conditions and other external factors; and
•	all other risk factors addressed elsewhere in this Annual Report.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of AIR Common Stock.

We cannot guarantee the timing, amount, or payment of dividends on AIR Common Stock.

We are required to distribute annually to holders of AIR Common Stock at least 90% of our “real estate investment trust taxable income,” which is generally equivalent to net taxable ordinary income (and may be all cash or a combination of cash and stock satisfying the requirements of applicable law). Our board of directors will determine the amount of, and declare, our dividends. Our board of directors’ decisions regarding the payment of dividends will depend on many factors, such as REIT distribution requirements, current market conditions, liquidity needs, and other uses of cash, such as for deleveraging and accretive investment activities, and other factors that it deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and access the capital markets. We cannot guarantee that we will pay a dividend in the future.

Although unlikely to do so, we may choose to pay dividends in our own stock, in which case you could be required to pay income taxes in excess of the cash dividends you receive.

Although we have no plans to do so, we may choose to pay dividends in our own stock.   If we do effect taxable dividends that are payable in cash and shares of AIR Common Stock, the current tax law allows up to only 20% of such dividend to be paid in cash.  Taxable stockholders receiving such dividends are required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. Holder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain Non-U.S. Holders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of AIR Common Stock to pay taxes owed on dividends, it may put downward pressure on the trading price of AIR Common Stock.

It is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in future years. Moreover, the IRS may impose additional requirements with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

Risks Related to AIR’s Corporate Structure

AIR and its subsidiaries may be prohibited from making distributions and other payments.

All of AIR’s apartment communities are owned by subsidiaries of AIR Operating Partnership, and all of AIR’s operations are conducted by subsidiaries of AIR. As a result, AIR depends on distributions and other payments from AIR Operating Partnership, and AIR Operating Partnership depends on distributions and payments from its subsidiaries in order to satisfy our financial obligations and make payments to our investors. The ability of AIR Operating Partnership and its subsidiaries to make such distributions and other payments depends on their earnings and cash flows and may be subject to statutory or contractual limitations. As an equity investor in the REIT subsidiaries, AIR Operating Partnership and its subsidiaries, our right to receive assets upon their liquidation or reorganization are effectively subordinated to the claims of their creditors and any holders of preferred equity senior to our equity investments. To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of their debt or other obligations that are senior to our claims.

Limits on ownership of shares specified in AIR’s charter may result in the loss of economic and voting rights by purchasers that violate those limits.

AIR’s charter provides for restrictions on ownership and transfer of AIR’s shares of capital stock, including, certain restrictions that, subject to certain exceptions, will prevent any person from beneficially or constructively owning more than (i) 8.7% (or 15% in the case of certain pension trusts, registered investment companies, and the initial holder, Terry Considine), by value or number of shares, whichever is more restrictive, of the outstanding shares of AIR Common Stock, or (ii) 8.7% (or 15% in the case of certain pension trusts, registered investment companies, and the initial holder, Terry Considine) in aggregate value of the outstanding shares of all classes and series of AIR capital stock, including AIR Common Stock and any AIR preferred stock. The charter also prohibits anyone from buying shares of AIR’s capital stock if the purchase would result in

AIR losing its REIT status. This could happen if a transaction results in five or fewer individuals (applying certain attribution rules of the Code) owning 50% or more of the value of all of AIR’s shares of capital stock or in fewer than 100 persons owning all of AIR’s shares of capital stock.

In addition to the ownership limits described above, AIR’s charter prohibits any person from (i) beneficially or constructively owning shares of our capital stock that would result in our being “closely held” under section 856(h) of the Code, (ii) transferring shares of our capital stock if such transfer would result in shares of our capital stock being beneficially owned by fewer than 100 persons (determined without reference to any rules of attribution), (iii) beneficially or constructively owning shares of our stock to the extent such beneficial or constructive ownership in a tenant of AIR’s real property that is described in Section 856(d)(2)(B) of the Code if the income derived by AIR from such tenant would cause AIR to fail to satisfy any of the gross income requirements of Section 856(c) of the Code, (iv) beneficially or constructively owning shares of our capital stock if such ownership would result in our failing to qualify as a REIT, and (v) beneficially or constructively owning shares of stock to the extent such beneficial ownership of stock would result in us failing to qualify as a “domestically controlled qualified investment entity” within the meaning of section 897(h) of the Code.

If anyone acquires shares in excess of the ownership limits or in violation of the ownership requirements of the Code for REITs or the transfer restrictions in AIR’s charter:

•	the transfer will be considered null and void;
•	we will not reflect the transaction on AIR’s books;
•	we may institute legal action to enjoin the transaction;
•	we may demand repayment of any dividends received by the affected person on those shares;
•	we may redeem the shares;
•	the affected person will not have any voting rights for those shares; and
•	the shares (and all voting and dividend rights of the shares) will be held in trust for the benefit of one or more charitable organizations designated by AIR.

AIR may purchase the shares of capital stock held in trust at a price equal to the lesser of the price paid by the transferee of the shares or the then current market price. If the trust transfers any of the shares of capital stock, the affected person will receive the lesser of the price paid for the shares or the then current market price. An individual who acquires shares of capital stock that violate the above rules bears the risk that the individual:

•	may lose control over the power to dispose of such shares;
•	may not recognize profit from the sale of such shares if the market price of the shares increases;
•	may be required to recognize a loss from the sale of such shares if the market price decreases; and
•	may be required to repay to us any dividends received from us as a result of his or her ownership of the shares.

AIR’s charter may limit the ability of a third-party to acquire control of AIR.

The 8.7% and other ownership limits discussed above may have the effect of delaying or precluding acquisition by a third-party of control of AIR without the consent of AIR’s Board of Directors. AIR’s charter authorizes its Board of Directors to issue up to 1,022,175,000 shares of capital stock, consisting of 1,021,175,000 shares of common stock and 1,000,000 shares of preferred stock. As of December 31, 2020, 148,861,036 shares of common stock and 20 shares of preferred stock were outstanding. Under AIR’s charter, its Board of Directors has the authority to classify and reclassify any of AIR’s unissued shares of capital stock into shares of capital stock by setting or changing in any one or more respects the preferences, conversion or other rights, voting power restrictions, limitations as to dividends, qualifications, or terms or conditions of redemptions as the AIR Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of AIR, where there is a difference of opinion between the AIR Board of Directors and others as to what is in AIR’s stockholders’ best interests. In addition, AIR’s charter will provide that AIR’s board of directors will initially be divided into three classes, denominated as Class I, Class II and Class III. Class I directors serve for a term expiring at the 2021 annual meeting of stockholders, and the initial Class II and III directors serve for a term expiring at the 2022 annual meeting of stockholders. From and including the 2022 annual meeting of stockholders, the AIR Board of Directors will no longer be classified, and each director shall be elected annually for a term of one year expiring at the next succeeding annual meeting. After the 2022 annual meeting of stockholders, the AIR Board cannot be classified without stockholder approval; that is, AIR has opted out of the provisions of Maryland law (known as the Maryland Unsolicited Takeover Act or MUTA) that allow for board classification without stockholder approval. The classification of our board of directors until the 2022 annual stockholder meeting may also have the effect of delaying or precluding acquisition by a third-party of control of AIR without the consent of the board of directors of AIR.

The Maryland General Corporation Law may limit the ability of a third-party to acquire control of AIR.

As a Maryland corporation, AIR is subject to various Maryland laws that may have the effect of discouraging offers to acquire AIR and increasing the difficulty of consummating any such offers, where there is a difference of opinion between the AIR board of directors and others as to what is in AIR’s stockholders’ best interests. The Maryland General Corporation Law, specifically the Maryland Business Combination Act, restricts mergers and other business combination transactions between AIR and any person who acquires, directly or indirectly, beneficial ownership of shares of AIR’s stock representing 10% or more of the voting power without prior approval of the board of directors of AIR. Any such business combination transaction could not be completed until five years after the person acquired such voting power, and generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66-2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price.

The Maryland General Corporation Law, specifically the Maryland Control Share Acquisition Act, provides generally that a person who acquires shares of AIR’s capital stock representing 10% or more of the voting power in electing directors will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote. Additionally, the Maryland General Corporation Law provides, among other things, that the board of directors of AIR will have broad discretion in adopting stockholders’ rights plans and has the sole power to fix the record date, time, and place for special meetings of the stockholders. To date, AIR has not adopted a stockholders’ rights plan.

In addition, the Maryland General Corporation Law provides that a corporation that (x) has at least three directors who are not officers or teammates of the entity or related to an acquiring person and (y) has a class of equity securities registered under the Exchange Act, may elect in its charter or bylaws or by resolution of the board of directors to be subject to all or part of a special subtitle that provides that: (i) the corporation will have a staggered board of directors; (ii) any director may be removed only for cause and by the vote of two-thirds of the votes entitled to be cast in the election of directors generally, even if a lesser proportion is provided in the charter or bylaws; (iii) the number of directors may only be set by the board of directors, even if the procedure is contrary to the charter or bylaws; (iv) vacancies may only be filled by the remaining directors, even if the procedure is contrary to the charter or bylaws; and (v) the secretary of the corporation may call a special meeting of stockholders at the request of stockholders only on the written request of the stockholders entitled to cast at least a majority of all the votes entitled to be cast at the meeting, even if the procedure is contrary to the charter or bylaws. To date, AIR has not made any of the elections described in (i)-(v). Among other things, this means that because AIR has opted out of the provisions of MUTA that allow for board classification without stockholder approval, the AIR board cannot be classified after the 2022 annual stockholder meeting without stockholder approval.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Additional information about our consolidated real estate, including property debt, is contained in “Schedule III – Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K.

Our portfolio is diversified by price point and geography, with a mix of urban and suburban submarkets, and consists of market rate apartment communities in which we own a substantial interest. Our portfolio includes garden style, mid-rise, and high-rise apartment communities located in 12 states and the District of Columbia. Our portfolio strategy seeks predictable rent growth from a portfolio of apartment communities diversified among some of the largest markets in the United States. The following table sets forth information on the apartment communities in our portfolio as of December 31, 2020:

	Number of Apartment Communities	Number of Apartment Homes	Average Economic Ownership
Bay Area	10	2,322	76%
Boston	12	2,598	100%
Denver	8	2,279	98%
Greater Washington, D.C.	11	5,238	100%
Los Angeles	13	4,347	80%
Miami	6	2,091	100%
Philadelphia	9	2,748	97%
San Diego	8	2,281	92%
Other markets	22	2,688	100%
Total portfolio (1)	99	26,592	94%
(1)	Total portfolio represents the number of apartment communities we owned an equity interest in.

Our consolidated apartment communities contained, on average, 269 apartment homes, with the largest community containing 2,113 apartment homes. These apartment communities offer residents a range of amenities, including resort pools with cabanas, grills, clubhouses, spas, fitness centers, package lockers, dog parks, and large open spaces. Many of the apartment homes offer features such as granite countertops, wood flooring, stainless steel appliances, fireplaces, spacious closets, washer and dryer connections, balconies, and patios.

The majority of our consolidated apartment communities are encumbered by property debt. As of December 31, 2020, apartment communities in our portfolio were encumbered by, in aggregate, $3.6 billion of property debt with a weighted-average interest rate of 3.60% and a weighted-average maturity of 8.4 years. The apartment communities collateralizing this non-recourse property debt have an estimated aggregate fair value of $7.6 billion. As of December 31, 2020, we held unencumbered apartment communities with an estimated fair value of approximately $2.8 billion.

ITEM 3. LEGAL PROCEEDINGS

As further discussed in Note 7 to the consolidated financial statements in Item 8, we are engaged in discussions with regulatory agencies regarding environmental matters at two apartment communities we, or other entities, previously owned. Although the outcome of these matters is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. For legal liabilities that relate to occurrences prior to the Separation, including environmental liabilities related to properties that were no longer owned by AIR’s Predecessor or AIR at the time of the Separation, pursuant to the terms of the Separation Agreement, the operating partnership of the Spinnee will be responsible for the first $17.5 million of such liabilities, in the aggregate, and AIR Operating Partnership will be responsible for any such liabilities in excess of $17.5 million.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

AIR

AIR’s Common Stock began “regular way” trading on the NYSE under the symbol “AIRC” on December 15, 2020.

On March 5, 2021, there were 148,985,740 shares of Common Stock outstanding, held by 753 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Unregistered Sales of Equity Securities

From time to time, we may issue shares of Common Stock in exchange for OP Units, defined under The AIR Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. Please refer to Note 9 to the consolidated financial statements in Item 8 for further discussion of such exchanges. We may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended December 31, 2020, we did not issue any shares of Common Stock in exchange for OP Units or limited partnership interests in consolidated real estate partnerships.

The AIR Operating Partnership

Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as OP Units. OP Units include common partnership units (“common OP Units”) and partnership preferred units (“preferred OP Units”). There is no public market for OP Units, and we have no intention of listing them on any securities exchange. In addition, the AIR Operating Partnership’s Partnership Agreement restricts the transferability of OP Units.

On March 5, 2021, there were 159,182,317 common partnership units and equivalents outstanding (148,985,740 of which were held by AIR) that were held by 2,311 unitholders of record.

Unregistered Sales of Equity Securities

On December 15, 2020, we completed the Separation through a pro rata distribution, in which unitholders received one share of AIR common OP Units for every one share of Aimco common OP Units held as of the close of business on December 5, 2020.

Repurchases of Equity Securities

The AIR Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than AIR have the right to redeem their common OP Units for cash or, at our election, shares of AIR Common Stock on a one-for-one basis (subject to customary antidilution adjustments). No OP Units were redeemed for shares of our Common Stock during the three months ended December 31, 2020.

The following table summarizes the AIR Operating Partnership’s repurchases, or redemptions in exchange for cash, of common OP Units for the three months ended December 31, 2020:

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under Plans or Programs
October 1 – October 31, 2020	2,682	$35.01	N/A	N/A
November 1 – November 30, 2020	18,367	35.24	N/A	N/A
December 1 – December 31, 2020	4,284	35.27	N/A	N/A
Total	25,333	$35.22

Dividend and Distribution Payments

As a REIT, AIR is required to distribute annually to holders of its Common Stock at least 90% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. AIR’s Board of Directors determines and declares its dividends. In making a dividend determination, AIR’s Board of Directors considers a variety of factors, including: REIT distribution requirements; current market conditions; liquidity needs; and other uses of cash, such as for deleveraging and accretive investment activities.

On October 21, 2020, the Board of Directors of AIR’s Predecessor declared a special dividend on its Common Stock that consisted of $121.8 million in cash and 35.4 million shares of Common Stock. The special dividend was paid on November 30, 2020, to stockholders of record as of November 4, 2020. The special dividend amount of $0.82 per share included the regular quarterly cash dividend for the fourth quarter of 2020 and accelerated into 2020 what would have been AIR’s Predecessor’s first regular quarterly cash dividend for 2021.

Stockholders had the opportunity to elect to receive the special dividend in the form of all cash or in all stock, subject to proration if either option was oversubscribed. In order to neutralize the dilutive impact of the stock issued in the special dividend, the Board of Directors of AIR’s Predecessor also authorized a reverse stock split, in which every 1.23821 common share was combined into one common share, effective at the close of business on November 30, 2020. As a result, total shares outstanding following completion of both the special dividend and the reverse stock split remained unchanged from the total shares outstanding immediately prior to the dividend. Some stockholders may have more shares and some may have fewer based on their individual elections. The reverse split will ensure comparability of per share results before and after these transactions.

Stockholders that received such dividend or will receive any future dividends will be required to include the full amount of such dividends as ordinary income to the extent of AIR’s current and accumulated earnings and profits, as determined for United States federal income tax purposes for the year of such dividends, and may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. With respect to certain non-United States stockholders, AIR may be required to withhold United States tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in Common Stock.

The Board of Directors of the AIR Operating Partnership’s general partner determines and declares distributions on OP Units. AIR, through wholly-owned subsidiaries, is the general and special limited partner of the AIR Operating Partnership. As of December 31, 2020, AIR owned approximately 93.5% of the legal interest in the common partnership units of the AIR Operating Partnership and 94.9% of the economic interest in the AIR Operating Partnership. The AIR Operating Partnership holds all of AIR’s assets and manages the daily operations of AIR’s business. The distributions paid by the AIR Operating Partnership to AIR are used by AIR to fund the dividends paid to its stockholders. Accordingly, the per share dividends AIR pays to its stockholders generally equal the per unit distributions paid by the AIR Operating Partnership to holders of its common partnership units.

Our credit agreement includes customary covenants, including a restriction on dividends and other restricted payments, but permits dividends and distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of AIR’s funds from operations for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain AIR’s REIT status.

Performance Graph

The following graph compares cumulative total returns for AIR’s Common Stock, the MSCI US REIT Index, the NAREIT Equity Apartment Index, and the Standard & Poor’s 400 Total Return Index (“S&P MidCap 400 Index”). The MSCI US REIT Index is published by Morgan Stanley Capital International Inc., a provider of equity indices. The NAREIT Equity Apartment Index is published by NAREIT, a representative of real estate investment trusts and publicly traded real estate companies with interests in United States real estate and capital markets. The MSCI US REIT Index reflects total shareholder return for a broad range of REITs and the NAREIT Equity Apartment Index provides a more direct multi-family peer comparison of total shareholder return. The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and to add companies to the index calculation as they become publicly traded companies. All companies that fit the definitional criteria and existed at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in AIR’s Common Stock and in each index on December 15, 2020, the day AIRC began trading “regular way,” and that all dividends paid have been reinvested. The historical information set forth below is not necessarily indicative of future performance.

Total Return Performance
Apartment Income REIT Corp.
MSCI US REIT Index
NAREIT Equity Apartment Index
S&P MidCap 400 Index
Index Value
102
101
100
99
12/15/20
12/31/20

Index (1)	December 15, 2020	December 31, 2020
Apartment Income REIT Corp.	100.00	101.21
MSCI US REIT Index	100.00	100.33
NAREIT Equity Apartment Index	100.00	100.44
S&P MidCap 400 Index	100.00	100.92
(1)	Source: S&P Global Market Intelligence © 2021

The Performance Graph will not be deemed to be incorporated by reference into any filing by AIR under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that AIR specifically incorporates the same by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information presented below includes the financial results of AIR’s predecessor for all periods prior to the December 15, 2020 Separation. This table should be read in conjunction with such financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein or in previous filings with the Securities and Exchange Commission.

(dollar amounts in thousands, except per share data)	Years Ended December 31,
	2020 (1)	2019	2018 (2)	2017	2016
OPERATING DATA:
Total revenues	$719,556	$770,602	$840,247	$877,824	$872,404
Gain on dispositions of real estate and the Asset Management Business	$119,215	$503,168	$677,463	$300,849	$400,156
Net (loss) income from continuing operations	$(114,572)	$488,532	$695,612	$327,408	$466,187
Net income from discontinued operations	$11,228	$19,495	$20,991	$19,671	$17,086
Net (loss) income from continuing operations attributable to AIR/the AIR Operating Partnership per common share/unit – diluted (3)	$(0.94)	$3.74	$5.20	$2.34	$3.27
Net income from discontinued operations attributable to AIR/the AIR Operating Partnership per common share/unit – diluted (3)	$0.09	$0.16	$0.17	$0.16	$0.14

BALANCE SHEET INFORMATION:
Total assets	$6,229,278	$6,909,256	$6,190,004	$6,079,040	$6,232,818
Total indebtedness	$4,243,000	$4,012,805	$3,517,726	$3,399,331	$3,457,720
Indebtedness of discontinued operations	—	$492,785	$557,939	$462,439	$190,486
Non-recourse property debt of partnerships served by Asset Management business	$—	$—	$—	$227,141	$236,426

OTHER INFORMATION:
Cash dividends/distributions declared per common share/unit (4)	$2.05	$1.56	$1.52	$1.44	$1.32
(1)

Net loss from continuing operations for the year ended December 31, 2020, includes $57.0 million of transaction costs related to the Separation and an impairment loss on real estate to be held and used of $47.3 million. Also during 2020, and consistent with AIR’s simplified business structure and strategy, we have elected to treat one of our taxable subsidiaries as a REIT, resulting in the non-cash removal of $88.0 million of deferred tax asset balances for GAAP purposes. The financial results attributable to the apartment communities retained by Aimco in the Separation are presented as discontinued operations; refer to Note 4 to the consolidated financial statements in Item 8 for further details of the discontinued operations balances and activity.

(2)	In July 2018, we sold our Asset Management business and our four affordable apartment communities located in the Hunters Point area of San Francisco.
(3)

On November 30, 2020, and prior to the Separation, we completed a reverse stock split whereby every 1.23821 AIR’s Predecessor common share and Aimco Operating Partnership common partnership unit was combined into one AIR’s Predecessor common share and Aimco Operating Partnership common partnership unit, respectively. We have revised the outstanding share and unit counts, presentation of share and unit activity, and earnings per share and unit, as if the reverse split occurred on December 31, 2015. Additionally, on December 15, 2020, we completed the Separation in which stockholders or common partnership unit holders of AIR’s Predecessor received one AIR common share or AIR Operating Partnership common partnership unit for every one AIR’s Predecessor common share or Aimco Operating Partnership common partnership unit held as of the close of business on December 5, 2020.

(4)

The cash dividends/distributions declared per common share/unit in 2020 includes the regular quarterly cash dividends of $0.41 during the year as well the acceleration of the first quarter of 2021 regular dividend of $0.41 into the fourth quarter of 2020 pursuant to the special dividend declared on October 21, 2020; refer to Note 8 to the consolidated financial statements in Item 8 for further details on the special dividend. Dividends per share are based on the historical shares outstanding as of the dividend declaration and have not been adjusted for the impact of the reverse stock splits.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

AIR provides investors with a simple and transparent way to invest in the multi-family sector with public market liquidity, the safety of a diversified portfolio of apartment communities with low financial leverage, best-in-class operations, and sector low general and administrative costs.

The Separation

For financial reporting purposes, GAAP requires that Aimco is presented as the predecessor (“AIR’s Predecessor”) for AIR’s financial statements. As a result, unless otherwise stated, financial results prior to the Separation on December 15, 2020 include the financial results of AIR’s Predecessor. The financial results prior to the Separation attributable to the apartment communities retained by Aimco are presented as discontinued operations and are excluded from our property net operating income.

Financial Highlights

Our principal financial objective is to be a low-cost and efficient way to invest in U.S. multi-family real estate. In valuing REIT stocks, many of our investors focus on multiples of NAREIT FFO. These investors also focus on NAREIT FFO, as adjusted for non-cash, unusual or non-recurring items. We refer to this non-GAAP metric as Pro forma FFO and use it as an important, but secondary measure of operational performance.

Net loss from continuing operations attributable to common stockholders per common share, on a dilutive basis was, $0.94 for the year ended December 31, 2020.

AIR Pro forma FFO per share was $1.73 for the year ended December 31, 2020.

Our business is organized around four areas of strategic focus: operational excellence; portfolio management; balance sheet; and team and culture. The results from the execution of our business plan in 2020 are further described in the sections that follow.

Impacts of COVID-19 and Governmental Lockdowns

The impact of the COVID-19 pandemic and governmental lockdowns continued into the fourth quarter of 2020. In the first quarter, we formed a cross-functional committee to lead our efforts to adjust to the changing conditions in order to keep our team and our residents safe. We continued our commitment to our teammates by allowing flexible work arrangements, undertook to pay all costs associated with COVID-19 testing and treatment, and continued clear and frequent communication. Using our previous investment in technology and artificial intelligence, paired with policies providing flexibility, our team continued to lease apartments and fulfill service requests in a safe environment for both the team and our residents.

Our top priority is the health and safety of our residents and teammates. Accordingly, we maintain enhanced cleaning procedures as well as physical distancing and remote working guidelines at our communities and corporate offices. Additionally, seeing residents as individuals, each impacted differently by the pandemic and lockdowns, our teammates have undertaken to speak to every resident in need, to listen, and to help each to solve his or her problems. We also seek to assist the broader communities where our residents and our teammates live and work.

We estimate that during the three months and year ended December 31, 2020, in addition to decreased occupancy and lower rental rates, we incurred incremental costs of $7.2 million and $24.6 million, respectively, as a result of the pandemic. The table below provides additional detail for AIR, excluding impacts attributable to discontinued operations (in millions, except per share data):

	Three Months Ended		Year Ended
	December 31, 2020		December 31, 2020
	$	$/sh	$	$/sh
Incremental bad debt expense	$5.3	$0.05	$10.6	$0.08
Lower commercial revenue	1.4	0.01	3.8	0.03
Lower other income, due to local restrictions on charging late fees	0.1	—	0.9	0.01
Other COVID-related amounts	0.4	—	1.0	0.01
Property Level Impact	$7.2	$0.06	$16.3	$0.13
Net incremental interest expense	—	—	5.4	0.05
Write-off of commercial straight-line rent receivables	—	—	2.9	0.02
FFO Impact	$7.2	$0.06	$24.6	$0.20

Residential Rent Collection Update

We measure residential rent collection as the amount of payments received as a percentage of all residential amounts owed. Through December 31, 2020, we have collected 98.3% of all amounts owed relating to the first nine months of 2020.

In the fourth quarter, we recognized 98.0% of all residential revenue billed during the quarter, treating the balance of 2.0% as bad debt. Of the 98.0% of residential revenue recognized, as of year-end, we had collected in cash all but 100 basis points. During the fourth quarter, we wrote off both the 2% mentioned above and an additional $2.3 million of receivables associated with our residents who have not paid rent since June. More than half of these residents reside in the City of Los Angeles.

For the year, we recognized 98.2% of all residential revenue, treating the balance of 1.8% as bad debt. As of December 31, 2020, the amount of uncollected and unreserved residential accounts receivable, not offset by tenant security deposits totaled $1.3 million. Most of the balance is expected to be collected during the first quarter of 2021.

Looking forward, we expect monthly bad debt expense to decline, but the timing and pace will depend on unwinding the emergency ordinances that currently allow residents to live rent free, so that we are again able to collect rent or to re-rent these apartments to new residents who pay the rent that is owed.

Operations

We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point. As of December 31, 2020, our portfolio included 99 apartment communities with 26,592 apartment homes in which we held an average ownership of approximately 94%.

Same Store highlights for the year ended December 31, 2020 include:

•	Residential rents increased approximately 100 basis points year-over-year;
•	Average daily occupancy (“ADO”) of 95.2%, 150 basis points lower than 2019 due primarily to reduced demand resulting from COVID-19 and the governmental lockdowns;
•	Elevated bad debt expense, resulting in a 130 basis point decline to same-store revenues, due primarily to COVID-19 and the governmental lockdowns;
•	Renewal rents increased 3.8%, whereas new lease rents decreased 6.2%, for a weighted-average decrease of 1.8%; and,
•	Controllable operating expenses, which we define as property expenses less real estate taxes, insurance, and utility expenses, declined 110 by basis points compared to 2019.

Same Store Markets

Our portfolio is diversified by price point and geography, and with a mix of urban and suburban submarkets. While fourth quarter results varied based on population density, overall results showed a consistent strengthening of the business throughout the fourth quarter that continued into January.

Suburban properties include 15,226 units, or 60% of our Same Store portfolio. These communities finished December with an ADO of 97.2%, with increases in occupancy for each month since June.

Urban properties total 9,975 units, the 40% balance of our Same Store portfolio. These communities finished December with an ADO of 91.7%, with increases in occupancy for each month since August, including 120 basis points of occupancy growth from November to December, and an additional 80 basis points in January. This reflects a leasing pace that was 37% ahead of fourth quarter 2019.

In the fourth quarter, New Lease rates were roughly stable, in line with September’s results. This is encouraging, as rates generally erode seasonally in the fourth quarter. In January, we are seeing continued recovery. As compared to December, January leasing velocity improved 30%; occupancy increased 30 basis points; and January new lease rent growth improved by 260 basis points compared to December.

Portfolio Management

Our portfolio of apartment communities is diversified across “A,” “B,” and “C+” price points, averaging “B/B+” in quality, and is also diversified across several of the largest markets in the United States. We measure the quality of apartment communities in our portfolio based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance data and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of local market average; as “B” quality apartment communities those earning rents between 90% and 125% of local market average; as “C+” quality apartment communities those earning rents greater than $1,100 per month, but lower than 90% of local market average; and as “C” quality apartment communities those earning rents less than $1,100 per month and lower than 90% of local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of local market average rents. Although some companies and analysts within the multi-family real estate industry use apartment community quality ratings of “A,” “B,” and “C,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the period for which local market rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multi-family real estate industry.

The following table summarizes information about our portfolio relative to the market for the three months ended December 31, 2020:

Average revenue per apartment home (1)	$2,231
Percentage A (average revenue per apartment home $2,819)	57%
Percentage B (average revenue per apartment home $1,971)	26%
Percentage C+ (average revenue per apartment home $1,761)	17%
(1)	Represents average monthly rental and other property revenues (excluding resident reimbursement of utility cost) divided by the number of occupied apartment homes as of the end of the period.

Our average revenue per apartment home was $2,231 for the three months ended December 31, 2020, representing a decrease of 6% compared to the same period in 2019.

We expect to improve the quality of our portfolio through our relationship with Aimco by leasing certain properties to Aimco for development or redevelopment and lease-up in accordance with the master leasing agreement entered into at the time of the Separation. Commencing on January 1, 2021, we had leased four redevelopment properties to Aimco, resulting in $25.3 million of expected 2021 lease payments.

We will also improve the quality of our portfolio by allocating investment capital to enhance rent growth and increase long-term capital values through routine investments in property upgrades (such as upgrading kitchens, bathrooms and other interior design aspects) and through portfolio design, emphasizing land value as well as location and submarket.

As part of our portfolio strategy, we seek to sell communities with lower expected FCF internal rates of return and reinvest the proceeds from such sales in accretive uses such as capital enhancements, share repurchases, and selective acquisitions of stabilized communities with projected FCF internal rates of return higher than expected from the communities being sold. When the cost of capital is favorable, we will look to grow through the acquisition of stabilized apartment communities that we believe we can operate better than their previous owners. Through this disciplined approach to capital allocation, we expect to increase the quality and expected growth rate of our portfolio.

Acquisitions

AIR did not acquire any apartment communities during 2020. Prior to the Separation, our predecessor acquired Hamilton on the Bay, located in Miami’s Edgewater neighborhood. This apartment community was retained by Aimco in the Separation.

Dispositions

During 2020, prior to the Separation, our predecessor sold two apartment communities, generating net proceeds of $158.7 million, which were used to reduce leverage. Subsequent to the Separation, AIR did not dispose any apartment communities.

Joint Venture Transaction

On September 8, 2020, we formed a joint venture with a passive institutional investor to own a portfolio of 12 multi-family communities with 4,051 apartment homes located in California. The properties were valued at $2.40 billion, or approximately $592,000 per unit, equivalent to an implied ratio of net operating income to estimated property valuation (“NOI cap rate”) of approximately 4.2%. The valuation is equal to 97% of our pre-COVID-19 valuation of the properties and confirms our previously published NAV. The joint venture has existing property debt of $1.22 billion and an implied equity value of $1.18 billion. In exchange for a 39% equity interest, we received $461 million. We retain ownership of 61% of the joint venture and will control and operate the properties in exchange for property and asset management fees.

Balance Sheet

Leverage

We seek to increase financial returns by using leverage with appropriate caution. We limit risk through our balance sheet structure, employing low leverage, primarily non-recourse and long-dated property debt; and we build financial flexibility by maintaining ample unused and available credit; holding properties with substantial value unencumbered by property debt; maintaining an investment grade credit rating; and using partners’ capital when it enhances financial returns or reduces investment risk.

Our leverage includes our share of the long-term non-recourse, property debt encumbering our apartment communities, together with outstanding borrowings under our revolving credit facility, our term loan, and our preferred equity. We have notes receivable from Aimco with an aggregate principal amount of $534 million. The notes will mature on January 31, 2024 and are secured by a pool of properties owned by Aimco. We consider the notes a reduction of our leverage as their proceeds are expected to be used to repay outstanding debt. Please refer to the Liquidity and Capital Resources section for additional information regarding our leverage.

Our current target leverage ratios are Net Leverage to Adjusted EBITDAre less than 6.0x and Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends greater than 2.5x. Our calculation of Adjusted EBITDAre reflects EBITDA earned from AIR’s continuing operations. Our leverage ratios for the three months ended December 31, 2020 and trailing 12 months ended December 31, 2020, are presented below:

	Annualized Current Quarter	Trailing Twelve Months
Proportionate Debt to Adjusted EBITDAre	7.3x	7.1x
Net Leverage to Adjusted EBITDAre	7.5x	7.3x
Adjusted EBITDAre to Adjusted Interest Expense	3.9x	3.3x
Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends	3.7x	3.1x

Our leverage to Adjusted EBITDAre ratio is higher than our target stated in September 2020 due to a $45 million reduction in pro forma property NOI, due primarily to the impacts of COVID-19 and the related governmental response, and due also to an increase in leverage of approximately $440 million. Of this total, approximately $240 million is due to an increase in Aimco’s initial capitalization; $135 million is due to additional investment in properties owned by AIR; and $65 million is due to our fourth quarter 2020 special cash dividend. Consistent with our paired trade philosophy, we expect to repay the incremental borrowings through the sale of whole or partial interests in low-cap rate properties. Additionally, any cash flow from operations, in excess of cash needs to fund investing activities is expected to reduce leverage and pay dividends.

Under our revolving credit facility and term loan, we have agreed to maintain a fixed charge coverage ratio of 1.40x, as well as other covenants customary for similar revolving credit arrangements. We expect to remain in compliance with these covenants.

Please refer to the Leverage Ratios subsection of the Non-GAAP Measures section for further information about the calculation of our leverage ratios.

Liquidity

We use our credit facility primarily for working capital and other short-term purposes and to secure letters of credit. In connection with the separation from Aimco, we entered into the third amended and restated senior credit agreement, which lowered the maximum borrowing capacity of our revolving credit facility from $800 million to $600 million, reflecting reduced borrowing needs with the elimination of redevelopment and development projects. As of December 31, 2020, our share of cash and restricted cash was $58.2 million and we had the capacity to borrow up to $310.7 million under our revolving credit facility, bringing our share of total liquidity to approximately $368.9 million.

We also manage our financial flexibility by maintaining an investment grade credit rating and holding communities that are unencumbered by property debt. AIR has been rated BBB by Standard & Poor’s, one level above AIR’s Predecessor’s rating prior to the Separation. As of December 31, 2020, we held unencumbered communities with an estimated fair market value of approximately $2.8 billion.

Equity Capital Activities

On January 25, 2021, the AIR Board of Directors declared quarterly cash dividends of $0.43 per share of AIR Common Stock. This amount is payable on February 26, 2021, to stockholders of record on February 12, 2021. The safety and simplicity of our business model, combined with the predictability of our cash flows, allows us to distribute a greater percentage of income, leading to an improved dividend payout ratio after the Separation.

Team and Culture

Our team and culture are keys to our success. Our intentional focus on a collaborative and productive culture based on respect for others and personal responsibility is reinforced by a preference for promotion from within. We focus on succession planning and talent development to produce a strong, stable team that is the enduring foundation of our success. We offer benefits reinforcing our value of caring for each other, including an opportunity to manage one’s life through flexible work schedules and “dress for your day,” paid time for parental leave, profit sharing, retirement plans for all, financial support for our teammates who are becoming United States citizens, and a bonus structure at all levels of the organization. Consistent with the duration of our other leave policies, we also pay full compensation and benefits for teammates who are actively deployed by the United States military.

A critical element of our culture is a relentless focus on efficiency.  We continuously seek to reduce costs through the use of additional automation and continued technological investment.  We expect this focus will enable our general and administrative expenses to be lower, as a percentage of gross asset value, than our peers.

Our focus on our team and our culture is recognized externally, as well. Out of hundreds of participating companies in 2020, AIR’s Predecessor was one of only six recognized as a “Top Workplace” in Colorado for each of the past eight years, and was one of only two real estate companies to receive a BEST award from the Association for Talent Development in recognition of our company-wide success in talent development, marking its third consecutive year receiving this award.

Results of Operations

Because our operating results depend primarily on income from our apartment communities, the supply of and demand for apartments influences our operating results. Additionally, the level of expenses required to operate and maintain our apartment communities and the pace and price at which we acquire and dispose of our apartment communities affects our operating results.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying consolidated financial statements in Item 8.

Detailed Results of Operations for the Year Ended December 31, 2020, Compared to 2019 and the Year Ended December 31, 2019, Compared to 2018

Net loss from continuing operations was $114.6 million for the year ended December 31, 2020, a decrease of $603.1 million compared to net income from continuing operations of $488.5 million in 2019, due primarily to the following items:

•	$384.0 million lower gain on dispositions of real estate;
•	$88.0 million of a non-cash removal of deferred tax asset balances required by GAAP due to an election to treat one of our taxable subsidiaries as a REIT;
•	$57.0 million of transaction costs incurred related to the Separation;
•	$47.3 million of impairment loss on real estate; and
•	$24.6 million of reduced profitability as a result of the pandemic.

Net income from continuing operations decreased by $207.1 million for the year ended December 31, 2019, compared to net income from continuing operations of $695.6 million for the year ended December 31, 2018, due primarily to the July 2018 sale of our Asset Management business and our four affordable apartment communities located in the Hunters Point area of San Francisco.

Property Operations

During the year ended December 31, 2020, we revised our operating segments. We now have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that: (i) are owned and managed by AIR; (ii) had reached a stabilized level of operations as of January 1, 2019, and maintained it throughout the current and the comparable prior periods; and (iii) are not expected to be sold within 12 months. Our Other Real Estate segment includes communities that do not meet the criteria to be classified as Same Store.

As of December 31, 2020, our Same Store segment included 91 apartment communities with 25,201 apartment homes and our Other Real Estate segment included eight apartment communities with 1,391 apartment homes.

Proportionate Property Net Operating Income

We use proportionate property net operating income to assess the operating performance of our communities, which excludes the results of properties retained by the Spinnee in connection with the Separation, which are included in discontinued operations. Proportionate property net operating income reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements, for consolidated communities. Accordingly, the results of operations of our segments discussed below are presented on a proportionate basis. In September, we formed a joint venture with a passive institutional investor to own a portfolio of 12 multi-family communities in California. In order for both periods to be comparable, we have presented, in addition to the actual historical changes in results of operations of our segments, the results as if the California joint venture had closed on January 1, 2019.

We do not include offsite costs associated with property management, casualty gains or losses, or the results of apartment communities sold, held for sale, or retained by the Spinnee in the Separation, which are included in discontinued operations, reported in consolidated amounts, in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.

Please refer to Note 15 to the consolidated financial statements in Item 8 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

	Year Ended December 31,		Historical Change		Ownership-Effected Change (1)
(in thousands)	2020	2019	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$655,853	$689,255	$(33,402)	(4.8%)	$(15,537)	(2.4%)
Other Real Estate	13,194	13,731	(537)	(3.9%)	(537)	(3.9%)
Total	669,047	702,986	(33,939)	(4.8%)	(16,074)	(2.5%)
Property operating expenses, net of utility reimbursements:
Same Store	182,967	184,150	(1,183)	(0.6%)	2,803	1.6%
Other Real Estate	9,319	8,614	705	8.2%	705	8.2%
Total	192,286	192,764	(478)	(0.2%)	3,508	2.0%
Proportionate property net operating income:
Same Store	472,886	505,105	(32,219)	(6.4%)	(18,340)	(4.0%)
Other Real Estate	3,875	5,117	(1,242)	(24.3%)	(1,242)	(24.3%)
Total	$476,761	$510,222	$(33,461)	(6.6%)	$(19,582)	(4.2%)
(1)	Reflects the change for the years ended December 31, 2020 and 2019, as if the California joint venture had closed on January 1, 2019.

For the year ended December 31, 2020, compared to 2019, after giving effect to the sale of partial interest in certain Same Store communities in the California joint venture, our Same Store proportionate property net operating income decreased by $18.3 million, or 4.0%. This decrease was attributable primarily to a $15.5 million, or 2.4%, decrease in rental and other property revenues due primarily to a 150 basis point decrease in average daily occupancy, an $8.5 million, or 130 basis point, increase in bad debt, and a 70 basis point decrease in revenue from commercial tenants due primarily to the economic impacts of COVID-19. The decrease was offset partially by a 100 basis point increase in residential rents. The decrease in proportionate property net operating income was also attributable to higher Same Store property operating expenses of $2.8 million. The change in Same Store property operating expenses was driven by a $2.9 million, or 4.3%, increase in real estate taxes, offset partially by a decrease in controllable operating expenses.

Other Real Estate proportionate property net operating income decreased by $1.2 million, or 24.3%, for the year ended December 31, 2020, compared to 2019, due primarily to a decrease in revenues related to commercial tenants as a result of the economic impacts of COVID-19 and the governmental lockdown, offset partially by the lease-up of recently completed redevelopments and developments.

	Year Ended December 31,		Historical Change
(in thousands)	2019	2018	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$689,255	$645,917	$43,338	6.7%
Other Real Estate	13,731	22,368	(8,637)	(38.6%)
Total	702,986	668,285	34,701	5.2%
Property operating expenses, net of utility reimbursements:
Same Store	$184,150	174,708	9,442	5.4%
Other Real Estate	8,614	9,863	(1,249)	(12.7%)
Total	192,764	184,571	8,193	4.4%
Proportionate property net operating income:
Same Store	505,105	471,209	33,896	7.2%
Other Real Estate	5,117	12,505	(7,388)	(59.1%)
Total	$510,222	$483,714	$26,508	5.5%

For the year ended December 31, 2019, compared to 2018, our Same Store proportionate property net operating income increased by $33.9 million, or 7.2%. This increase was attributable primarily to a $43.3 million, or 6.7%, increase in rental and other property revenues due primarily to higher average revenues of $176 per apartment home comprised of increases in rental rates and a 120 basis point increase in average daily occupancy. This increase in rental and other property revenues was offset partially by a $9.4 million, or 5.4%, increase in property operating expenses due primarily to higher real estate taxes.

Other Real Estate proportionate property net operating income decreased by $7.4 million, or 59.1%, for the year ended December 31, 2019, compared to 2018, due primarily to the de-leasing of the North Tower at Flamingo Point and 707 Leahy for redevelopment.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, and the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance. For the year ended December 31, 2020, compared to 2019, and the year ended December 31, 2019, compared to 2018, non-segment real estate operations decreased by $13.3 million and $42.8 million, respectively, as detailed below.

For the year ended December 31, 2020, compared to 2019, offsite costs associated with property management decreased by $2.5 million. For the year ended December 31, 2019, compared to 2018, offsite costs associated with property management were relatively flat.

For the years ended December 31, 2020, 2019, and 2018, casualty losses totaled $3.6 million, $7.9 million, and $3.5 million, respectively. Casualty losses during the year ended December 31, 2020, included several claims due primarily to storm and water damage and a higher volume of minor claims, offset partially by recovery from insurance carriers for insured losses in excess of policy limits. Casualty losses for the year ended December 31, 2019, included one major claim due to storm-related flooding at our One Canal apartment community and several other claims due to fire damage. Casualty losses for the year ended December 31, 2018, included several claims due primarily to storm and fire damage, offset partially by recovery from insurance carriers for insured losses in excess of policy limits.

For the years ended December 31, 2020, 2019, and 2018, apartment communities that were sold or classified as held for sale generated net operating income of $6.1 million, $26.2 million, and $63.6 million, respectively.

Asset Management Results

For the years ended December 31, 2020 and 2019, there was no net operating income attributable to the Asset Management business, which we sold in July 2018.

For the year ended December 31, 2018, net operating income attributable to the Asset Management business was $28.9 million.

Depreciation and Amortization

For the year ended December 31, 2020, compared to 2019, and the year ended December 31, 2019, compared to 2018, depreciation and amortization expense was relatively flat.

General and Administrative Expenses

For the year ended December 31, 2020, compared to 2019, and the year ended December 31, 2019, compared to 2018, general and administrative expenses were relatively flat, due primarily to our focus on efficiency. We continuously seek to reduce costs through the use of additional automation and continued technological investment.

Provision for Real Estate Impairment Loss

During the fourth quarter of 2020, we evaluated the expected hold period of a real estate asset in our Other Real Estate reporting segment. We acquired the property in 2004 for $51 million. The initial purchase price allocated to land and building totaled $81 million, which included the recording of a below market lease liability and a mark-to-market adjustment associated with assumed debt. Based on an expected shortened hold period, we reduced the carrying value of the asset to its estimated fair value of December 31, 2020 and recognized a non-cash impairment loss on real estate of $47.3 million. We did not recognize any impairment losses during the years ended December 31, 2019 or 2018.

Other Expenses, Net

Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, and certain non-recurring items.

For the year ended December 31, 2020, compared to 2019, other expenses, net, increased by $57.1 million, due primarily to costs associated with the Separation and related restructuring costs, offset partially by higher expenses in 2019 related to our litigation against Airbnb and rent expense associated with our ground leases.

For the year ended December 31, 2019, compared to 2018, other expenses, net, increased by $17.3 million, related primarily to the resolution of our litigation against Airbnb in 2018 and an increase in rent expense associated with our ground leases.

Interest Income

Interest income for the year ended December 31, 2020, compared to 2019, increased by $3.1 million, due primarily to increased income associated with the notes receivable from Aimco issued in connection with the Separation and higher interest on investments in our securitized trust.

For the year ended December 31, 2019, compared to 2018, interest income was relatively flat.

Interest Expense

For the year ended December 31, 2020, compared to 2019, interest expense, inclusive of prepayment penalties, increased by $9.5 million. Prepayment penalties increased by $6.7 million, as we refinanced seven loans to take advantage of lower interest rates, resulting in annual interest savings of $3.4 million.

For the year ended December 31, 2019, compared to 2018, interest expense decreased by $28.9 million due primarily to lower interest on property-level debt following refinancing and debt payoff activity, including the 2018 repayment of our term loan, a decrease in property-level debt attributable to sold communities and an increase in capitalized interest attributable to redevelopment and development communities. This decrease was offset partially by a $8.6 million reduction in prepayment penalties.

Gain on Dispositions of Real Estate and the Asset Management Business

Apartment communities sold during the years ended December 31, 2020, 2019, and 2018 are summarized below (dollars in millions):

	2020	2019	2018 (1)
Number of apartment communities sold	2	12	4
Gross proceeds	$185.2	$696.2	$242.3
Net proceeds	$158.7	$619.4	$235.7
Gain on dispositions (2)	$119.2	$503.2	$175.2
(1)	During the year ended December 31, 2018, we sold our Asset Management business and our four Hunters Point communities for $590 million, which is excluded from the table above.
(2)	Net proceeds are after repayment of debt, if any, net working capital settlements, payment of transaction costs, and debt prepayment penalties, if applicable.

The apartment communities sold from our portfolio during 2020, 2019, and 2018 were primarily located outside of our primary markets or in lower-rated locations within primary markets and had average revenues per apartment home significantly below those of its retained portfolio.

Mezzanine Investment Income, net

On November 26, 2019, a legal entity that we now hold in trust for Aimco made a $275.0 million mezzanine loan to the partnership owning Parkmerced Apartments. During the years ended December 31, 2020 and 2019, we recognized $27.6 million and $1.5 million, respectively, of income in connection with the mezzanine loan.

In connection with the Separation, Aimco was allocated economic ownership of the mezzanine loan investment and option to acquire a 30% equity interest in the partnership. Subsequent to the Separation, all risks and rewards of ownership are Aimco’s.

Income Tax (Expense) Benefit

Certain of our operations, including property management and risk management, are conducted through taxable REIT subsidiaries (“TRS entities”). Additionally, some of our apartment communities are owned through TRS entities.

Our income tax benefit calculated in accordance with GAAP includes: (a) income taxes associated with the income or loss of our TRS entities including tax on gains on dispositions, for which the tax consequences have been realized or will be realized in future periods; (b) low income housing tax credits generated prior to the sale of our Asset Management business that offset REIT taxable income, primarily from retained capital gains; and (c) historic tax credits that offset income tax obligations of our TRS entities. Income taxes related to these items, as well as changes in valuation allowance and the establishment of incremental deferred tax items in connection with intercompany asset transfers (if applicable), are included in income tax benefit in our consolidated statements of operations.

For the year ended December 31, 2020, compared to 2019, income tax expense increased by $95.1 million, due primarily to our election to treat one of our taxable subsidiaries as a REIT, consistent with AIR’s simplified business structure and strategy, which resulted in the non-cash write-off of deferred tax asset balances. As a result, we will incur less income taxes on a consolidated basis, providing more cash for distributions and other corporate uses.

For the year ended December 31, 2019 we incurred $0.3 million of income tax expense, compared to $13.3 million of income tax benefit in 2018, due primarily to lower tax benefit recognized in connection with the intercompany transfer of assets and release of a valuation allowance in 2018 related to sale of our Asset Management business, as well as lower tax benefit from historic tax credits, offset partially by a lower tax provision on gains on dispositions.

Income from Discontinued Operations, net

On December 15, 2020, we completed the Separation, which resulted in Aimco being presented as the predecessor for AIR’s financial statements due to the relative significance of AIR’s business as compared to Aimco before the Separation. The results of operations for consolidated apartment communities that were retained by Aimco are classified as discontinued operations for all periods presented.

For the years ended December 31, 2020, 2019, and 2018, apartment communities that were included in discontinued operations generated net income of $11.2 million, $19.5 million, and $21.0 million, respectively.

Non-GAAP Measures

Certain key financial indicators we use in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures. Key non-GAAP measures we use are defined and described below, and for those non-GAAP measures used or disclosed within this annual report, we provide reconciliations of the non-GAAP measures to the most comparable financial measure computed in accordance with GAAP.

Free Cash Flow, as calculated for our retained portfolio, represents property net operating income, less spending for Capital Replacements, which represents our estimation of the capital additions made to replace capital assets consumed during our ownership period (further discussed under the NAREIT Funds From Operations and Pro forma Funds From Operations heading and the Liquidity and Capital Resources heading). FCF margin as calculated for apartment communities sold represents the sold apartment community’s net operating income less $1,200 per apartment home of assumed annual capital replacement spending, as a percentage of the apartment community’s rental and other property revenues. Capital replacement spending represents a measure of capital asset usage during the period; therefore, we believe that FCF is useful to investors as a supplemental measure of apartment community performance because it takes into consideration costs incurred during the period to replace capital assets that have been consumed during our ownership.

NAREIT Funds From Operations and AIR Pro forma Funds From Operations

NAREIT FFO is a non-GAAP measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets such as machinery, computers, or other personal property. NAREIT defines FFO as net income computed in accordance with GAAP, excluding: depreciation and amortization related to real estate; gains and losses from sales and impairment of depreciable assets and land used in our primary business; and income taxes directly associated with a gain or loss on the sale of real estate, and including our share of the FFO of unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine NAREIT FFO. We calculate NAREIT FFO attributable to AIR common stockholders (diluted) by subtracting dividends on preferred stock and amounts allocated from NAREIT FFO to participating securities.

In addition to NAREIT FFO, we use AIR Pro forma FFO to measure short-term performance. AIR Pro forma FFO represents NAREIT FFO as defined above, excluding the results of operations of properties retained by Aimco in the Separation and certain amounts that are unique or occur infrequently.

In computing AIR Pro forma FFO, we made the following adjustments to NAREIT FFO:

•

TRS REIT election: consistent with AIR’s simplified business structure and strategy, we have elected to treat one of our taxable subsidiaries as a REIT, resulting in the non-cash removal of deferred tax asset balances for GAAP purposes. We excluded this non-cash charge from AIR Pro forma FFO because we believe it is not representative of ongoing operating performance.

•	Separation costs: we incurred costs in connection with the Separation. We excluded these costs from AIR Pro forma FFO because we believe they are not representative of ongoing operating performance.

•

Severance and restructuring costs: consistent with AIR’s simplified business structure and strategy, we incurred severance and restructuring costs. We excluded these costs from AIR Pro forma FFO because we believe they are not representative of current operating performance. These costs are included in other expenses, net, on our consolidated statements of operations.

•

Prepayment penalties, net: as a result of refinancing activity in 2020, we incurred debt extinguishment costs, net of income tax effect. We excluded such costs from AIR Pro forma FFO because we believe these costs are not representative of ongoing operating performance.

•

Transaction costs: we incurred certain transaction costs related to the California joint venture and other new business pursuits. We excluded these costs from AIR Pro forma FFO because we believe they are not representative of ongoing operating performance.

•

Straight-line rent: in 2018, we assumed a 99-year ground lease with scheduled rent increases. Due to the terms of the lease, GAAP rent expense will exceed cash rent payments until 2076. We include the cash rent payments for this ground lease in AIR Pro forma FFO but exclude the incremental straight-line non-cash rent expense. The rent expense for this lease is included in other expenses, net, on our consolidated statements of operations.

NAREIT FFO and AIR Pro forma FFO should not be considered alternatives to net income determined in accordance with GAAP, as indications of our performance. Although we use these non-GAAP measures for comparability in assessing our performance compared to other REITs, not all REITs compute these same measures and those who do may not compute them in the same manner. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs.

For the year ended December 31, 2020 NAREIT FFO and AIR Pro forma FFO are calculated as follows (in thousands, except per share data):

2020
Net loss attributable to AIR common stockholders	$(104,329)
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	375,268
Gain on dispositions	(117,692)
Loss on impairment of real estate	47,281
Income tax adjustments related to gain on dispositions and other tax-related items	8,635
Common noncontrolling interests in AIR OP’s share of above Adjustments	(16,090)
NAREIT FFO attributable to AIR common stockholders	$193,073
NAREIT FFO retained by Aimco (1) (2)	(102,652)
AIR Adjustments, all net of common noncontrolling interests in AIR Operating Partnership and participating securities:
TRS REIT election	87,994
Separation costs	53,678
Severance and restructuring costs	5,329
Prepayment penalties, net	12,445
Transaction costs	2,489
Straight-line rent	2,540
Other	2,126
AIR Pro forma FFO	$257,022

Total shares and dilutive share equivalents used to calculate net loss and NAREIT FFO per share	122,446
Adjustment to weight reverse stock split (3)	26,157
Pro forma shares and dilutive share equivalents used to calculate Pro forma FFO per share	148,603

Net loss attributable to AIR per common share – diluted	$(0.85)
NAREIT FFO per share – diluted	$1.58
AIR Pro forma FFO per share – diluted	$1.73
(1)

AIR’s Predecessor sold two apartment communities during 2020, one in Annandale, Virginia and one in Edgewater, New Jersey. We excluded the results of operations from our AIR Pro forma FFO because we believe they are not representative of ongoing operating performance.

(2)

Includes the results of operations of properties retained by Aimco in the Separation, income from the Parkmerced mezzanine loan, and certain costs that benefited AIR’s Predecessor that are not part of AIR’s current structure. We excluded these amounts from our AIR Pro forma FFO because we believe they are not representative of ongoing operating performance

(3)

During the fourth quarter of 2020, AIR’s Predecessor completed a reverse stock split and a special dividend paid primarily in stock. For stock splits, GAAP requires the restatement of weighted-average shares as if the reverse stock split occurred at the beginning of the earliest period presented. For shares issued in connection with a dividend, GAAP requires these shares to be included in the weighted-average shares outstanding calculation from the date issued. To facilitate comparison of period-over-period AIR Pro forma FFO, we calculated pro forma weighted-average shares for the year ended December 31, 2020 based on the effective date of the reverse stock split and ex-dividend date for the shares issued in the special dividend, thereby eliminating the per share impact of the GAAP treatment to our reported Pro forma FFO.

Please refer to the Results of Operations section for discussion of the factors affecting our AIR Pro forma FFO for 2020.

The AIR Operating Partnership does not separately compute or report NAREIT FFO or Pro forma FFO. However, based on AIR’s method for allocation of such amounts to noncontrolling interests in the AIR Operating Partnership, as well as limited differences between the amounts of net income attributable to AIR’s common stockholders and the AIR Operating Partnership’s unit holders during the periods presented, NAREIT FFO and Pro forma FFO amounts on a per unit basis for the AIR Operating Partnership would be expected to be substantially the same as the corresponding per share amounts for AIR.

Leverage Ratios

As discussed under the Balance Sheet heading, our current target leverage ratios are Net Leverage to Adjusted EBITDAre less than 6.0x and Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends greater than 2.5x. Our calculation of Adjusted EBITDAre reflects EBITDA earned from AIR’s continuing operations. We believe these ratios, which are based in part on non-GAAP financial information, are commonly used by investors and analysts to assess the relative financial risk associated with balance sheets of companies within the same industry, and they are believed to be similar to measures used by rating agencies to assess entity credit quality.

Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and includes our share of the long-term, non-recourse property debt, outstanding borrowings under our revolving credit facility, and our term loan. Proportionate Debt excludes unamortized debt issuance costs because these amounts represent cash expended in earlier periods and do not reduce our contractual obligations. We reduce our recorded debt by the amounts of cash and restricted cash on-hand (which are primarily restricted under the terms of our property debt agreements), excluding tenant security deposits included in restricted cash, assuming the remaining amounts of cash and restricted cash would be used to reduce our outstanding leverage. We further reduce our recorded debt by the value of our investment in a securitization trust that holds certain of our property debt, as our payments of principal and interest associated with such property debt will ultimately repay our investments in the trust, and our notes receivable from Aimco, the proceeds from which we expect will be used to pay down property debt.

We believe Proportionate Debt is useful to investors as it is a measure of our net exposure to debt obligations. Proportionate Debt, as used in our leverage ratios, is calculated as set forth in the table below.

Preferred equity represents the redemption amounts for AIR’s Preferred Stock and the AIR Operating Partnership’s Preferred Partnership Units and, although perpetual in nature, are another component of our overall leverage.

The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios as of December 31, 2020, is as follows (in thousands):

December 31, 2020
Total indebtedness	$4,243,000
Adjustments:
Debt issuance costs related to non-recourse property debt and term loan	18,693
Proportionate share adjustments related to debt obligations	(485,757)
Cash and restricted cash	(73,480)
Tenant security deposits included in restricted cash	9,587
Proportionate share adjustments related to cash and restricted cash	5,677
Notes receivable from Aimco	(534,127)
Securitization trust investment	(100,151)
Proportionate Debt	$3,083,442
Perpetual preferred stock	2,000
Preferred OP Units	79,449
Net Leverage	$3,164,891

We calculated Adjusted EBITDAre used in our leverage ratios based on the most recent three-month amounts, annualized, and trailing 12 months. EBITDAre and Adjusted EBITDAre are non-GAAP measures, which we believe are useful to investors, creditors and rating agencies as a supplemental measure of our ability to incur and service debt because they are recognized measures of performance by the real estate industry and facilitates comparison of credit strength between AIR and other companies. EBITDAre and Adjusted EBITDAre should not be considered alternatives to net income (loss) as determined in accordance with GAAP as indicators of liquidity. There can be no assurance that our method of calculating EBITDAre and Adjusted EBITDAre is comparable with that of other real estate investment trusts. NAREIT defines EBITDAre as net income computed in accordance with GAAP, before interest expense, income taxes, depreciation, and amortization expense, which we have further adjusted for:

•	the removal of income from discontinued operations, net of tax;
•	gains and losses on the dispositions of depreciated property;
•	impairment write-downs of depreciated property;
•	adjustments to reflect our share of EBITDAre of investments in unconsolidated entities.

EBITDAre is defined by NAREIT and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. We define Adjusted EBITDAre as EBITDAre adjusted to exclude the effect of the following items for the reasons set forth below:

•

net income attributable to noncontrolling interests in consolidated real estate partnerships and EBITDAre adjustments attributable to noncontrolling interests, to allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry;

•

the amount of interest income recognized related to our investment in the subordinated tranches in a securitization trust holding primarily AIR property debt, as we view our interest cost on this debt to be net of any interest income received;

•	the amount of interest income recognized related to our notes receivable from Aimco, as their proceeds will be used to repay current amounts outstanding; and
•

the amount by which GAAP rent expense exceeds cash rents for a long-term ground lease for which expense exceeds cash payments until 2076. The excess of GAAP rent expense over the cash payments for this lease does not reflect a current obligation that affects our ability to service debt.

The reconciliation of loss from continuing operations to EBITDAre and Adjusted EBITDAre for the three months ended December 31, 2020, and 12 months ended December 31, 2020, as used in our leverage ratios, is as follows (in thousands):

	Three Months Ended	Twelve Months Ended
	December 31, 2020	December 31, 2020
Loss from continuing operations	$(132,169)	$(114,572)
Adjustments:
Interest expense	34,704	160,359
Income tax expense	97,115	95,437
Depreciation and amortization	81,284	320,943
Gain on dispositions of real estate	(71,889)	(119,215)
Recovery of losses on notes receivable	(1)	(8)
Provision for impairment losses related to depreciable real estate assets	47,281	47,281
EBITDAre	$56,325	$390,225
Net loss from continuing operations attributable to noncontrolling interests in consolidated real estate partnerships	(562)	(373)
EBITDAre adjustments attributable to noncontrolling interests	(9,209)	(12,463)
Interest income on securitization investment and notes receivable from Aimco	(3,542)	(10,194)
Non-cash straight-line rent	669	2,674
Pro forma FFO adjustments, net (1)	48,057	66,399
Apartment community disposition (2)	(320)	—
Other adjustments, net (3)	13,516	(87)
Adjusted EBITDAre	$104,934	$436,181
Annualized Adjusted EBITDAre	$419,736

(1)

Pro forma adjustments, net, includes pro forma adjustments to NAREIT FFO under the heading NAREIT Funds From Operations and AIR Pro forma Funds From Operations, excluding items that are attributable to AIR’s Predecessor and are not included in EBITDAre such as prepayment penalties, net and amounts attributable to noncontrolling interest share.

(2)	Includes an adjustment to exclude the impact of communities sold by AIR’s Predecessor.
(3)

For the three months ended December 31, 2020, other adjustments, net includes: (a) $7.5 million of pro forma lease income for the four properties leased to Aimco for redevelopment; (b) $6.1 million of general and administrative expenses related to AIR’s Predecessor; and (c) $6.9 million of adjustments to normalize heightened bad debt expense and short-term incentive compensation to be reflective of full year amounts, offset partially by the removal of $7.0 million of mezzanine investment income because we believe it is not reflective of ongoing performance.

We calculated Adjusted Interest Expense, as used in our leverage ratios, based on the most recent three-month amounts, annualized, and trailing 12 months. Adjusted Interest Expense is a non-GAAP measure that we believe is meaningful for investors and analysts as it presents our share of current recurring interest requirements associated with leverage. Adjusted Interest Expense represents our proportionate share of interest expense on non-recourse property debt and interest expense on our revolving credit facility borrowings and term loan. We exclude from our calculation of Adjusted Interest Expense:

•	debt prepayment penalties, which are items that, from time to time, affect our interest expense, but are not representative of our scheduled interest obligations; and
•

the income we receive on our investment in the securitization trust that holds certain of our property debt, as this income is being generated indirectly from interest we pay with respect to property debt held by the trust.

Preferred Dividends include dividends paid with respect to AIR’s Preferred Stock and the AIR Operating Partnership’s Preferred Partnership Units, exclusive of preferred equity redemption related amounts. We add Preferred Dividends to Adjusted Interest Expense for a more complete picture of the interest and dividend requirements of our leverage.

The reconciliation of interest expense to Adjusted Interest Expense and Preferred Dividends for the three months ended December 31, 2020, and 12 months ended December 31, 2020, as used in our leverage ratios, is as follows (in thousands):

	Three Months Ended	Twelve Months Ended
	December 31, 2020	December 31, 2020
Interest expense	$34,704	$160,359
Adjustments:
Proportionate share adjustments related to interest	(3,928)	(5,340)
Debt prepayment penalties	(396)	(13,324)
Interest income on securitization investment and notes receivable from Aimco	(3,542)	(10,194)
Adjusted Interest Expense	$26,838	$131,501
Preferred Dividends	1,604	7,019
Adjusted Interest Expense and Preferred Dividends	$28,442	$138,520
Annualized Adjusted Interest Expense	$107,352
Annualized Adjusted Interest Expense and Preferred Dividends	$113,768

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from operations. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt, borrowings under new property debt, borrowings under our revolving credit facility, proceeds from our notes receivable from Aimco, and proceeds from equity offerings.

As of December 31, 2020, our available liquidity was $374.6 million, which consists of:

•	$44.2 million in cash and cash equivalents;
•	$19.7 million of restricted cash, excluding amounts related to tenant security deposits, which consists primarily of escrows held by lenders for capital additions, property taxes, and insurance; and
•	$310.7 million of available capacity to borrow under our revolving credit facility after consideration of $23.7 million of letters of credit backed by the facility.

Additional liquidity may also be provided through property debt financing at properties unencumbered by debt and proceeds from our notes receivable from Aimco. As of December 31, 2020, we held unencumbered communities with an estimated fair market value of approximately $2.8 billion. The notes receivable from Aimco mature on January 31, 2024 and bear interest at a rate of 5.2% per annum, payable quarterly on January 1, April 1, July 1, and October 1, commencing on April 1, 2021.

Uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners, and acquisitions of apartment communities. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to cover our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and refinancings. We may use our revolving credit facility for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, including apartment community acquisitions, through primarily non-recourse, long-term borrowings, the issuance of equity securities (including OP Units), the sale of apartment communities, and cash generated from operations. Additionally, we expect to meet our liquidity requirements associated with our debt maturities. Our revolving credit facility matures on January 22, 2022, and our term loan matures on April 20, 2021, prior to consideration of its one-year extension option.

Leverage and Capital Resources

The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels, and financing is readily available. Any adverse changes in the lending environment could negatively affect our liquidity. We believe we have mitigated much of this exposure by reducing our short and intermediate term maturity risk through refinancing such loans with long-dated, fixed-rate property debt. However, if property financing options become unavailable for our future debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending or proceeds from apartment community dispositions.

AIR has been rated BBB by Standard & Poor’s, an investment grade credit rating that is one level above AIR’s Predecessor’s rating prior to the Separation. Our investment grade credit rating would be useful in accessing capital through the sale of bonds in private or public transactions.

As of December 31, 2020, approximately 81.9% of our leverage consisted of property-level, non-recourse, long-dated, amortizing debt. Approximately 99.5% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates, and inflation. The weighted-average remaining term to maturity of our property-level debt was 8.4 years. On average, 3.6% of our unpaid principal balances will mature each year from 2021 through 2023.

During 2020, we financed $723.5 million of new non-recourse, fixed-rate property debt. These loans have a weighted-average interest rate of 2.89%, and a weighted-average remaining term to maturity of 9.3 years.

While our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt, we also have a revolving credit facility with a syndicate of financial institutions. In connection with the Separation from the Spinnee, we entered into the third amended and restated senior credit agreement, which lowered the maximum borrowing capacity of our revolving credit facility from $800 million to $600 million, reflecting reduced borrowing needs with the elimination of redevelopment and development projects.

As of December 31, 2020, we had $265.6 million of outstanding borrowings under our revolving credit facility and had capacity to borrow up to $310.7 million after consideration of $23.7 million of letters of credit backed by the facility, which represented 6.9% of our total leverage.

During the year ended December 31, 2020, we amended our second amended and restated senior secured credit agreement to include a $350.0 million term loan that matures on April 20, 2021. The term loan represents approximately 9.1% of our total leverage, includes a one-year extension option, and bears interest at 30-day LIBOR plus 1.60% with a 50 basis point LIBOR floor.

As of December 31, 2020, our preferred equity, which includes outstanding preferred OP Units and outstanding perpetual preferred stock, represented approximately 2.1% of our total leverage. Preferred OP Units are redeemable at the holder’s option and our preferred stock is redeemable by AIR on or after December 15, 2025. For illustrative purposes, we compute the weighted-average maturity of our preferred OP Units assuming a 10-year maturity and our preferred stock assuming it is called at the expiration of the no-call period.

The combination of non-recourse property-level debt, borrowings under our revolving credit facility, our term loan, our preferred OP Units, and our redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage described above was 7.2 years as of December 31, 2020.

Under our revolving credit facility and term loan, we have agreed to maintain a Fixed Charge Coverage ratio of 1.40x, as well as other covenants customary for similar revolving credit arrangements. We expect to remain in compliance with this covenant during the next 12 months.

We like the discipline of financing our investments in real estate through the use of fixed-rate, amortizing, non-recourse property debt, as the amortization gradually reduces our leverage and reduces our refunding risk, and the fixed-rate provides a hedge against increases in interest rates, and the non-recourse feature avoids entity risk.

Changes in Cash, Cash Equivalents and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows in Item 8 of this report.

Operating Activities

For the year ended December 31, 2020, net cash provided by operating activities was $276.6 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the year ended December 31, 2020 decreased by $97.8 million, compared to 2019. The decrease was due to lower contribution from our apartment communities, which were negatively impacted by the pandemic and governmental lockdowns, transaction costs associated with the Separation, and lower net operating income associated with communities sold.

Investing Activities

For the year ended December 31, 2020, net cash used in investing activities of $350.0 million consisted primarily of capital expenditures and cash used in the purchase of Hamilton on the Bay prior to the Separation, offset partially by proceeds from the disposition of two apartment communities prior to the Separation.

Total capital additions at apartment communities totaled $328.3 million, $362.7 million, and $288.8 million during the years ended December 31, 2020, 2019, and 2018, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

We categorize capital spending for communities in our portfolio broadly into seven primary categories:

•

capital replacements, which do not increase the useful life of an asset from its original purchase condition. Capital replacements represent capital additions made to replace the portion of our investment in acquired apartment communities consumed during our period of ownership;

•	capital improvements, which represent capital additions made to replace the portion of acquired apartment communities consumed prior to our period of ownership;
•

capital enhancements, which may include kitchen and bath remodeling, energy conservation projects, and investments in more durable, longer-lived materials designed to reduce costs, all of which differ from redevelopment additions in that they are generally lesser in scope and do not significantly disrupt property operations;

•	initial capital expenditures, which represent capital additions contemplated in the underwriting of our recently acquired communities;
•

redevelopment additions, which represent capital additions intended to enhance the value of the apartment community through the ability to generate higher average rental rates, and may include costs related to entitlement, which enhance the value of a community through increased density, and costs related to renovation of exteriors, common areas, or apartment homes;

•	development additions, prior to the Separation, represent construction and related capitalized costs associated with the ground-up development of apartment communities; and
•	casualty capital additions, prior to the Separation, represent capitalized costs incurred in connection with the restoration of an apartment community after a casualty event.

We exclude the amounts of capital spending related to commercial spaces and to apartment communities sold or classified as held for sale at the end of the period from the foregoing measures. We have also excluded from these measures indirect capitalized costs, which are not yet allocated to communities with capital additions, and their related capital spending categories.

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported for continuing operations in the accompanying consolidated statements of cash flows for the years ended December 31, 2020, 2019, and 2018, are presented below (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Capital replacements	$32,209	$27,307	$25,830
Capital improvements	10,701	8,762	12,143
Capital enhancements	26,677	69,387	71,442
Redevelopment	138,558	109,684	106,639
Development	104,099	118,781	61,185
Initial capital expenditures	8,309	22,913	6,406
Casualty	7,738	5,845	5,175
Total apartment community capital additions	$328,291	$362,679	$288,820
Plus: additions related to commercial spaces	450	324	1,245
Plus: additions related to apartment communities sold and the Asset Management business	415	5,130	20,387
Consolidated capital additions	$329,156	$368,133	$310,452
Plus: net change in accrued capital spending from continuing operations	17,758	(13,443)	(7,649)
Total capital expenditures from continuing operations per consolidated statement of cash flows	$346,914	$354,690	$302,803

For the years ended December 31, 2020, 2019, and 2018, we capitalized $13.7 million, $11.6 million, and $7.3 million of interest costs, respectively, and $33.0 million, $36.4 million, and $35.9 million of other direct and indirect costs, respectively.

During the year ended December 31, 2020, we invested $26.7 million in capital enhancements and $242.7 million in redevelopment and development. Capital enhancement spend decreased by $42.7 million for the year ended December 31, 2020, compared to 2019, due primarily to the delay of certain capital projects in response to the potential economic impacts of COVID-19 and the governmental lockdowns. The increase in redevelopment spending is driven by the full redevelopments of the North Tower at Flamingo Point and 707 Leahy. On January 1, 2021, the lease terms commenced for four redevelopment projects that are leased to Aimco and we expect to continue to lease certain properties to Aimco for development or redevelopment and lease-up in accordance with the master leasing agreement entered into at the time of the Separation. Aimco will be responsible for incurring capital expenditures for these projects, and we expect reduced redevelopment and development spending in future years.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2020, decreased by $37.9 million compared to the prior year. The decrease was due primarily to cash proceeds from the sale of a partial interest in the California joint venture and cash proceeds from our term loan, offset partially by cash distributed to Aimco in the Separation, higher cash paid for the dividends, driven specifically by the special dividend in the fourth quarter of 2020, and higher principal repayments on non-recourse debt.

Equity and Partners’ Capital Transactions

The following table presents the AIR Operating Partnership’s distribution activity (including distributions paid to AIR) during the year ended December 31, 2020 (in thousands):

Cash distributions paid by the AIR Operating Partnership to preferred unitholders	$7,019
Cash distributions paid by the AIR Operating Partnership to common unitholders (1)	321,659
Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	1,788
Total cash distributions paid by the AIR Operating Partnership	$330,466
(1)	$305.0 million represented distributions to AIR, and $16.7 million represented distributions paid to holders of common OP Units.

The following table presents AIR’s dividend and distribution activity during the year ended December 31, 2020 (in thousands):

Cash distributions paid to holders of OP Units	$23,686
Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	1,788
Cash dividends paid by AIR to common stockholders	304,992
Total cash dividends and distributions paid by AIR	$330,466

Contractual Obligations

This table summarizes information contained elsewhere in this Annual Report on Form 10-K regarding payments due under contractual obligations and commitments as of December 31, 2020 (in thousands):

	Total	Less than One Year (2021)	2-3 Years (2022-2023)	4-5 Years (2024-2025)	More than Five Years (2026 and Thereafter)
Non-recourse property debt (1)	$3,646,093	$103,770	$494,709	$630,693	$2,416,921
Revolving credit facility borrowings (2)	265,600	—	265,600	—	—
Term loan (3)	350,000	—	350,000	—	—
Interest related to debt (4)	875,009	135,323	232,766	192,366	314,554
Operating lease obligations (5)	441,302	4,548	8,007	7,519	421,228
Construction obligations (6)	17,994	634	17,360	—	—
Total	$5,595,998	$244,275	$1,368,442	$830,578	$3,152,703
(1)	Includes scheduled principal amortization and maturity payments.
(2)

Includes outstanding borrowings on our revolving credit facility assuming repayment at the contractual maturity date. Our revolving credit facility is subject to an annual commitment fee (0.25% of aggregate commitments), which is not included in the amounts above.

(3)	Includes outstanding borrowings on our term loan assuming we exercise the option to extend the original maturity date of the debt, April 20, 2021, by one year.
(4)

Includes interest related to both fixed-rate and variable-rate non-recourse property debt, our variable-rate revolving credit facility borrowings, and our term loan borrowings. Interest related to variable-rate debt is estimated based on the rate effective as of December 31, 2020. Please refer to Note 6 to the consolidated financial statements in Item 8 for a description of average interest rates associated with our debt.

(5)	Operating lease obligations include both ground and office leases. Our ground leases expire in years ranging from 2070 to 2117.
(6)	Represents estimated obligations pursuant to construction-related contracts.

In addition to the amounts presented in the table above, as of December 31, 2020, we had $79.4 million (liquidation value) of redeemable preferred OP Units of the AIR Operating Partnership outstanding with annual distribution yields ranging from 1.92% to 8.75%. The distributions that accrue on the redeemable AIR Operating Partnership Preferred Units are cumulative and are paid quarterly.

Additionally, we may enter into commitments to purchase goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

Future Capital Needs

In addition to the items set forth in “Contractual Obligations” above, we expect to fund any future acquisitions and other capital spending principally with proceeds from apartment community sales, short-term borrowings, debt and equity financing, and operating cash flows. We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for 2021 and beyond.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Capitalized Costs

We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, other tangible apartment community improvements, and replacements of existing community components. Included in these capitalized costs are payroll costs associated with time spent by our teammates in connection with the planning, execution, and control of all capital addition activities at the community level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital addition activities. We also capitalize interest, property taxes, and insurance during periods in which redevelopments and developments are in progress. We commence capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, at the point in time when activities necessary to get communities ready for their intended use begin. These activities include when communities or apartment homes are undergoing physical construction, as well as when homes are held vacant in advance of planned construction, provided that other activities such as permitting, planning, and design are in progress. We cease the capitalization of costs when the communities or components thereof are substantially complete and ready for their intended use, which is typically when construction has been completed and homes are available for occupancy. We charge costs including ordinary repairs, maintenance and resident turnover costs to property operating expense, as incurred. Please refer to the Investing Activities subsection to the Liquidity and Capital Resources section for a summary of costs capitalized during the periods presented.

Impairment of Long-Lived Assets

Real estate and other long-lived assets to be held and used are individually evaluated for impairment when conditions exist that may indicate the carrying amount of a long-lived asset may not be recoverable. Impairment indicators include significant fluctuations in rental and other property revenues less property operating expenses, occupancy changes, significant near-term lease expirations, current and historical cash flow losses, rental rates, and if applicable, a comparison of an asset’s carrying value to its gross asset value, a measure representative of the estimated fair value of an asset. Upon determination that an impairment has occurred, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community. As a result of our analysis, we recognized an impairment loss on real estate to be held and used included in our Other Real Estate segment of $47.3 million under the held-for-use impairment model during the year ended December 31, 2020. We did not recognize any such impairment during the years ended December 31, 2019 or 2018.

The measurement of the impairment loss is based on the fair value of the communities and incorporates various estimates and assumptions, the most significant being market rental rates, operating expense assumptions, and capitalization rate. We project future rental revenue growth rates using forecasted rates from third-party market research analytics. Property expense growth rates and capitalization rate are based on the apartment communities’ historical, current, and expected future operating results, existing operating expense assumptions, and operational strategies. These projections are adjusted to reflect current economic conditions and require considerable management judgement.

As part of our portfolio strategy, we seek to sell communities with lower expected FCF internal rates of return and reinvest the proceeds from such sales in accretive uses such as capital enhancements, share repurchases, and selective acquisitions of stabilized communities with projected FCF internal rates of return higher than expected from the communities being sold. As we execute this strategy, we evaluate alternatives to sell or reduce our interest in apartment communities that do not align with our long-term investment strategy, although there is no assurance that we will sell or reduce our investment in such communities during the desired time frame. For any communities that are sold or meet the criteria to be classified as held for sale during the next 12 months, the reduction in the estimated holding period for these communities may result in impairment losses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our chief market risks are refunding risk, that is the availability of property debt or other cash sources to refund maturing property debt, and repricing risk, that is the possibility of increases in base interest rates and credit risk spreads. We use predominantly long-dated, fixed-rate, amortizing, non-recourse property debt in order to avoid the refunding and repricing risks of short-term borrowings. We use short-term debt financing and working capital primarily to fund short-term uses and generally expect to refinance such borrowings with cash from operating activities, proceeds from apartment community sales, long-term debt, or equity financings. We make limited use of derivative financial instruments and we do not use them for trading or other speculative purposes.

Market Risk

As of December 31, 2020, on a consolidated basis, we had approximately $14.5 million of variable-rate property-level debt outstanding in addition to our $350.0 million term loan and $265.6 million of variable-rate borrowings under our revolving credit facility. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase interest expense by approximately $2.8 million and $5.1 million, respectively, on an annual basis.

During the year ended December 31, 2020, we paid an upfront premium of $12.1 million for the option to enter into an interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against our refinancing interest rate risk and is intended to mitigate interest rate increases between now and 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 1.68% strike price. The amount of future cash settlement is limited if the prevailing interest rate exceeds 2.78%. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement.

As of December 31, 2020, we had approximately $73.5 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may offset somewhat a change in rates on our variable-rate debt discussed above.

We estimate the fair value of debt instruments as described in Note 13 to the consolidated financial statements in Item 8. The estimated fair value of total indebtedness, including our term loan and revolving credit facility, was $4.35 billion as of December 31, 2020, inclusive of an $84.5 million mark-to-market liability. The mark-to-market liability as of December 31, 2019 was $43.6 million.

If market rates for consolidated fixed-rate debt in our portfolio were higher by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated debt discussed above would decrease from $4.35 billion in the aggregate to $4.15 billion. If market rates for consolidated debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated fixed-rate debt would increase from $4.35 billion in the aggregate to $4.55 billion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The independent registered public accounting firm’s reports, consolidated financial statements and schedule listed in the “Index to Financial Statements” on page F-1 of this Annual Report are filed as part of this report and incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

AIR

Disclosure Controls and Procedures

AIR’s management, with the participation of AIR’s chief executive officer and chief financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, AIR’s chief executive officer and chief financial officer have concluded that, as of the end of such period, AIR’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

AIR’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of AIR’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2020, AIR’s internal control over financial reporting is effective.

AIR’s independent registered public accounting firm has issued an attestation report on AIR’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in AIR’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, AIR’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Apartment Income REIT Corp.

Opinion on Internal Control over Financial Reporting

We have audited Apartment Income REIT Corp.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Apartment Income REIT Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated March 12, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Denver, Colorado

March 12, 2021

The AIR Operating Partnership

Disclosure Controls and Procedures

The AIR Operating Partnership’s management, with the participation of the chief executive officer and chief financial officer of AIR, who are the equivalent of the AIR Operating Partnership’s chief executive officer and chief financial officer, respectively, has evaluated the effectiveness of the AIR Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the chief executive officer and chief financial officer of AIR have concluded that, as of the end of such period, the AIR Operating Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the AIR Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the AIR Operating Partnership’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2020, the AIR Operating Partnership’s internal control over financial reporting is effective.

The AIR Operating Partnership’s independent registered public accounting firm has issued an attestation report on the AIR Operating Partnership’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

AIMCO Properties, L.P.

Opinion on Internal Control over Financial Reporting

We have audited AIMCO Properties, L.P.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AIMCO Properties, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated March 12, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP

Denver, Colorado

March 12, 2021

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each member of the Board of Directors of AIR also is a director of the general partner of the AIR Operating Partnership. The officers of AIR are also the officers of the general partner of the AIR Operating Partnership and hold the same titles.

The information required by Item 10 will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of AIR’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of AIR’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of AIR’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of AIR’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be incorporated by reference in accordance with Instruction G(3) to Form 10-K no later than 120 days after the end of AIR’s fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.
(a)(2)	The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.
(a)(3)	The Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS (1) (2)

EXHIBIT NO.	DESCRIPTION

2.1

Separation and Distribution Agreement, effective as of December 15, 2020, by and among Apartment Investment Management Company, Aimco OP L.P., Apartment Income REIT Corp. and AIMCO Properties, L.P. (Exhibit 2.1 to AIR’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

3.1	Amended and Restated Charter of Apartment Income REIT Corp. (Exhibit 3.1 to AIR’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

3.2

Articles Supplementary of Apartment Income REIT Corp. regarding Class A Preferred Stock (Exhibit 3.2 to AIR’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

3.3

Articles Supplementary of Apartment Income REIT Corp. regarding Opt-Out from the Maryland Unsolicited Takeovers Act (Exhibit 3.3 to AIR’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

3.4	Amended and Restated Bylaws of Apartment Income REIT Corp. (Exhibit 3.4 to AIR’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

4.1	Description of AIR’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2

Third Amended and Restated Senior Secured Credit Agreement, dated as of December 15, 2020, by and among Apartment Income REIT Corp., AIR REIT Sub 1, LLC, AIR REIT Sub 2, LLC, AIMCO Properties L.P., AIMCO/Bethesda Holdings, Inc., the lenders party thereto and KeyBank National Association, as administrative agent, swing line lender and letter of credit issuer (Exhibit 10.1 to AIR’s Current Report on Form 8-K, dated December 21, 2020, is incorporated herein by this reference)

10.1

Sixth Amended and Restated Agreement of Limited Partnership of AIMCO Properties L.P., effective as of December 14, 2020 (Exhibit 10.1 to AIR’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.2

Master Services Agreement, effective as of December 15, 2020, by and among Apartment Investment Management Company, Aimco OP L.P., Apartment Income REIT Corp. and AIMCO Properties, L.P. (Exhibit 10.2 to AIR’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.3

Employee Matters Agreement, effective as of December 15, 2020, by and among Apartment Investment Management Company, Aimco OP, L.P., Apartment Income REIT Corp., and AIMCO Properties, L.P. (Exhibit 10.3 to AIR’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.4

Master Leasing Agreement, effective as of December 15, 2020, by and among AIMCO Properties, L.P. and Aimco Development Company, LLC (Exhibit 10.4 to AIR’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.5

Property Management Agreement, effective as of December 15, 2020, by and between James-Oxford Limited Partnership and AIR Property Management TRS, LLC (Exhibit 10.5 to AIR’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.6

Mezzanine Note Agreement, effective as of December 14, 2020, by and among Aimco REIT Sub, LLC, AIMCO/Bethesda Holdings, Inc. and AIMCO Properties, L.P. (Exhibit 10.6 to AIR’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.7

Form of 5.2% Secured Mezzanine Note, made by Aimco REIT Sub, LLC (included in Exhibit 10.6) (Exhibit 10.7 to AIR’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)

10.8	Form of Apartment Income REIT Corp. Executive Severance Policy (Exhibit 10.8 to AIR’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)*

10.9	Form of Apartment Income REIT Corp. 2007 Stock Award and Incentive Plan (Exhibit 10.9 to AIR’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)*

10.10	Form of Restricted Stock Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.10 to AIR’s Current Report on Form 10-12B/A, dated November 24, 2020, is incorporated herein by this reference)*

10.11

Form of Non-Qualified Stock Option Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.11 to AIR’s Current Report on Form 10-12B/A, dated November 24, 2020, is incorporated herein by this reference)*

10.12	Form of Apartment Income REIT Corp. 2020 Employee Stock Purchase Plan (Exhibit 10.10 to AIR’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)*

10.13	Form of Apartment Income REIT Corp. 2020 Stock Award and Incentive Plan (Exhibit 10.11 to AIR’s Current Report on Form 8-K, dated December 15, 2020, is incorporated herein by this reference)*

10.14

Form of Performance Restricted Stock Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.14 to AIR’s Current Report on Form 10-12B/A, dated November 24, 2020, is incorporated herein by this reference)*

10.15	Form of Restricted Stock Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.15 to AIR’s Current Report on Form 10-12B/A, dated November 24, 2020, is incorporated herein by this reference)*

10.16

Form of Non-Qualified Stock Option Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.16 to AIR’s Current Report on Form 10-12B/A, dated November 24, 2020, is incorporated herein by this reference)*

10.17	Form of LTIP Unit Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.17 to AIR’s Current Report on Form 10-12B/A, dated November 24, 2020, is incorporated herein by this reference)*

10.18

Form of Performance Vesting LTIP Unit Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.18 to AIR’s Current Report on Form 10-12B/A, dated November 24, 2020, is incorporated herein by this reference)*

10.19	Form of Non-Qualified Stock Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.19 to AIR’s Current Report on Form 10-12B/A, dated November 24, 2020, is incorporated herein by this reference)*

10.20

Form of Performance Vesting LTIP II Unit Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.20 to AIR’s Current Report on Form 10-12B/A, dated November 24, 2020, is incorporated herein by this reference)*

10.21	AIR 401(k) Retirement Plan (formerly known as AIMCO 401(k) Retirement Plan) (Exhibit 99.1 to AIR’s Form S-8, dated December 15, 2020, is incorporated herein by this reference)*

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm - AIR

23.2	Consent of Independent Registered Public Accounting Firm - AIR Operating Partnership

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – AIR

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – AIR

31.3	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

31.4	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – AIR

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – AIR

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

32.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

99.1	Agreement regarding disclosure of long-term debt instruments – AIR

99.2	Agreement regarding disclosure of long-term debt instruments - AIR Operating Partnership

101

The following materials from AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income (loss); (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) Schedule III

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Schedule and supplemental materials to the exhibits have been omitted but will be provided to the Securities and Exchange Commission upon request.
(2)

The Commission file numbers for exhibits is 001-1820877 (AIR) and 0-24497 (the AIR Operating Partnership), and all such exhibits remain available pursuant to the Records Control Schedule of the Securities and Exchange Commission.

(3)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Management contract or compensatory plan or arrangement
ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APARTMENT INCOME REIT CORP.

By:	/s/ TERRY CONSIDINE
Terry Considine
Director and Chief Executive Officer
Date:	March 12, 2021

AIMCO PROPERTIES, L.P.

By:	AIMCO-GP, Inc., its General Partner

By:	/s/ TERRY CONSIDINE
Terry Considine
Director and Chief Executive Officer
Date:	March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INCOME REIT CORP.

AIMCO PROPERTIES, L.P.
By: AIMCO-GP, Inc., its General Partner

/s/ TERRY CONSIDINE	Director and Chief Executive Officer	March 12, 2021
Terry Considine	(principal executive officer)

/s/ PAUL BELDIN	Executive Vice President and	March 12, 2021
Paul Beldin	Chief Financial Officer (principal financial officer)

/s/ THOMAS L. KELTNER	Chairman of the Board of Directors	March 12, 2021
Thomas L. Keltner

/s/ ROBERT A. MILLER	Director	March 12, 2021
Robert A. Miller

/s/ DEVIN I. MURPHY	Director	March 12, 2021
Devin I. Murphy

/s/ KATHLEEN M. NELSON	Director	March 12, 2021
Kathleen M. Nelson

/s/ JOHN D. RAYIS	Director	March 12, 2021
John D. Rayis

/s/ ANN SPERLING	Director	March 12, 2021
Ann Sperling

/s/ MICHAEL A. STEIN	Director	March 12, 2021
Michael A. Stein

/s/ NINA A. TRAN	Director	March 12, 2021
Nina A. Tran

APARTMENT INCOME REIT CORP.

AIMCO PROPERTIES, L.P.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Apartment Income REIT Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apartment Income REIT Corp. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Real Estate
Description of the Matter

During 2020 the Company recorded an impairment loss on real estate of $47.3 million related to an asset in the Other Real Estate reporting segment. As more fully described in Note 2 and Note 13 to the consolidated financial statements, the Company evaluates real estate and other long-lived assets to be held and used for impairment when conditions may indicate the carrying amount of the asset may not be recoverable. Upon the determination that an impairment has occurred, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the real estate.

Auditing the Company’s measurement of the impairment loss on real estate involves a higher degree of judgment due to the subjective nature of the assumptions that are inherent in the determination of the fair value of the real estate. The significant assumptions used to estimate the fair value of real estate include market rental rates, operating expense ratios and capitalization rates.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to determine the fair value of the real estate and measure the impairment loss on real estate. This included testing controls over management’s evaluation of the significant inputs and assumptions used to estimate the fair value of real estate.

To test the impairment loss on real estate, our audit procedures included, among others, testing the completeness and accuracy of the information included in the valuation model and evaluating the significant assumptions mentioned above that were used to estimate fair value.  With the assistance of our valuation specialists, we compared the significant assumptions to observable market data and published industry resources, including comparing management’s market rental rates, operating expense ratios and capitalization rates to ranges for operating properties in the same or nearby markets.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1994.

Denver, Colorado

March 12, 2021

APARTMENT INCOME REIT CORP.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2020 and 2019

(In thousands, except share data)

	2020	2019
ASSETS
Buildings and improvements	$6,127,249	$5,930,910
Land	1,341,615	1,421,069
Total real estate	7,468,864	7,351,979
Accumulated depreciation	(2,455,505)	(2,268,839)
Net real estate	5,013,359	5,083,140
Cash and cash equivalents	44,214	136,458
Restricted cash	29,266	30,083
Notes receivable from Aimco	534,127	—
Goodwill	32,286	32,286
Other assets	576,026	604,593
Assets of discontinued operations	—	1,022,696
Total assets	$6,229,278	$6,909,256

LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,628,236	$3,737,805
Term loan, net	349,164	—
Revolving credit facility borrowings	265,600	275,000
Total indebtedness	4,243,000	4,012,805
Accrued liabilities and other	598,736	270,487
Liabilities of discontinued operations	—	663,389
Total liabilities	4,841,736	4,946,681
Preferred noncontrolling interests in AIR Operating Partnership	79,449	97,064
Redeemable noncontrolling interests in consolidated real estate partnership	—	4,716
Commitments and contingencies (Note 7)
Equity:
Perpetual preferred stock	2,000	—
Common Stock, $0.01 par value, 1,021,175,000 and 500,787,260 shares authorized at December 31, 2020 and 2019, respectively, and 148,861,036 and 120,242,385 shares issued/outstanding at December 31, 2020 and 2019, respectively	1,489	1,202
Additional paid-in capital	3,432,121	3,497,654
Accumulated other comprehensive income	3,039	4,195
Distributions in excess of earnings	(2,131,798)	(1,722,402)
Total AIR equity	1,306,851	1,780,649
Noncontrolling interests in consolidated real estate partnerships	(61,943)	(3,296)
Common noncontrolling interests in AIR Operating Partnership	63,185	83,442
Total equity	1,308,093	1,860,795
Total liabilities and equity	$6,229,278	$6,909,256

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands, except per share data)

	2020	2019	2018
REVENUES:
Rental and other property revenues	$719,556	$770,602	$790,430
Asset Management business rental and tax credit revenues	—	—	49,817
Total revenues	719,556	770,602	840,247
OPERATING EXPENSES:
Property operating expenses	249,036	261,241	264,724
Property operating expenses of partnerships served by Asset Management business	—	—	20,921
Depreciation and amortization	320,943	317,283	329,394
General and administrative expenses	46,377	49,615	49,636
Provision for real estate impairment loss	47,281	—	—
Other expenses (income), net	73,860	16,737	(574)
Total operating expenses	737,497	644,876	664,101

Interest income	12,374	9,300	9,326
Interest expense	(160,359)	(150,888)	(179,805)
Gain on dispositions of real estate and the Asset Management business	119,215	503,168	677,463
Mezzanine investment income, net	27,576	1,531	—
Loss from unconsolidated real estate partnerships	—	—	(864)
(Loss) income from continuing operations before income tax (expense) benefit and discontinued operations	(19,135)	488,837	682,266
Income tax (expense) benefit (Note 11)	(95,437)	(305)	13,346
(Loss) income from continuing operations	(114,572)	488,532	695,612
Income from discontinued operations, net of tax	11,228	19,495	20,991
Net (loss) income	(103,344)	508,027	716,603
Noncontrolling interests:
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	798	(187)	(8,220)
Net income attributable to preferred noncontrolling interests in AIR Operating Partnership	(7,019)	(7,708)	(7,739)
Net loss (income) attributable to common noncontrolling interests in AIR Operating Partnership	5,438	(26,049)	(34,417)
Net income attributable to noncontrolling interests	(783)	(33,944)	(50,376)
Net (loss) income attributable to AIR	(104,127)	474,083	666,227
Net income attributable to AIR preferred stockholders	—	(7,335)	(8,593)
Net income attributable to participating securities	(202)	(604)	(1,037)
Net (loss) income attributable to AIR common stockholders	$(104,329)	$466,144	$656,597

(Loss) earnings per common share – basic
(Loss) income from continuing operations attributable to AIR per common share	$(0.94)	$3.75	$5.21
Income from discontinued operations attributable to AIR per common share	0.09	0.16	0.17
Net (loss) income attributable to AIR per common share – basic	$(0.85)	$3.91	$5.38

(Loss) earnings per common share – diluted
(Loss) income from continuing operations attributable to AIR per common share	$(0.94)	$3.74	$5.20
Income from discontinued operations attributable to AIR per common share	0.09	0.16	0.17
Net (loss) income attributable to AIR per common share – diluted	$(0.85)	$3.90	$5.37

Weighted–average common shares outstanding – basic	122,446	119,307	122,097
Weighted–average common shares outstanding – diluted	122,446	119,533	122,243

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands)

	2020	2019	2018
Net (loss) income	$(103,344)	$508,027	$716,603
Other comprehensive (loss) gain:
Unrealized losses on available for sale debt securities	(1,236)	(637)	(131)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive income	—	—	1,391
Other comprehensive (loss) gain	(1,236)	(637)	1,260
Comprehensive (loss) income	(104,580)	507,390	717,863
Comprehensive income attributable to noncontrolling interests	(703)	(33,906)	(50,445)
Comprehensive (loss) income attributable to AIR	$(105,283)	$473,484	$667,418

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands)

	Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total AIR's Predecessor Equity	Consolidated Real Estate Partnerships	AIR Operating Partnerships	Total Equity
Balances at December 31, 2017	5,000	$125,000	123,109	$1,231	$3,900,383	$3,603	$(2,367,073)	$1,663,144	$(1,716)	$(5,675)	$1,655,753
Repurchases of Common Stock	—	—	(6,437)	(64)	(373,528)	—	—	(373,592)	—	—	(373,592)
Issuance of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	50,151	50,151
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	(9,639)	(9,639)
Amortization of share-based compensation cost	—	—	17	—	8,074	—	—	8,074	—	1,691	9,765
Effect of changes in ownership for consolidated entities	—	—	—	—	(19,115)	—	—	(19,115)	—	9,014	(10,101)
Change in accumulated other comprehensive income	—	—	—	—	—	1,191	—	1,191	—	69	1,260
Net income	—	—	—	—	—	—	666,227	666,227	8,220	34,417	708,864
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(9,471)	(12,839)	(22,310)
Common Stock dividends	—	—	—	—	—	—	(238,067)	(238,067)	—	—	(238,067)
Preferred Stock dividends	—	—	—	—	—	—	(8,594)	(8,594)	—	—	(8,594)
Other, net	—	—	111	1	150	—	—	151	—	—	151
Balances at December 31, 2018	5,000	125,000	116,800	1,168	3,515,964	4,794	(1,947,507)	1,699,419	(2,967)	67,189	1,763,641
Repurchases of Common Stock	—	—	(372)	(4)	(20,678)	—	—	(20,682)	—	—	(20,682)
Redemption of Preferred Stock	(5,000)	(125,000)	—	—	4,089	—	(4,089)	(125,000)	—	—	(125,000)
Issuance of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	3,034	3,034
Redemption of Aimco Operating Partnership units	—	—	103	1	6,242	—	—	6,243	—	(12,710)	(6,467)
Amortization of share-based compensation cost	—	—	18	—	5,924	—	—	5,924	—	3,184	9,108
Effect of changes in ownership of consolidated entities	—	—	—	—	(13,243)	—	—	(13,243)	3,422	9,821	—
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	(3,844)	—	(3,844)
Change in accumulated other comprehensive income	—	—	—	—	—	(599)	—	(599)	—	(38)	(637)
Net income	—	—	—	—	—	—	474,083	474,083	382	26,049	500,514
Common Stock dividends	—	—	—	—	—	—	(241,643)	(241,643)	—	—	(241,643)
Common Stock issued to Common Stockholders in special dividend	—	—	3,628	36	(776)	—	—	(740)	—	—	(740)
Preferred Stock dividends	—	—	—	—	—	—	(3,246)	(3,246)	—	—	(3,246)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(308)	(13,087)	(13,395)
Other, net	—	—	65	1	132	—	—	133	19	—	152
Balances at December 31, 2019	—	—	120,242	1,202	3,497,654	4,195	(1,722,402)	1,780,649	(3,296)	83,442	1,860,795
Repurchases of Common Stock	—	—	(189)	(2)	(10,002)	—	—	(10,004)	—	—	(10,004)
Issuance of Preferred Stock	20	2,000	—	—	—	—	—	2,000	—	—	2,000
Redemption of Aimco Operating Partnership units	—	—	128	3	5,136	—	—	5,139	—	(7,781)	(2,642)
Amortization of share-based compensation cost	—	—	20	—	4,900	—	—	4,900	—	4,341	9,241
Effect of changes in ownership of consolidated entities	—	—	—	—	494,589	—	—	494,589	(61,320)	5,201	438,470
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	4,701	—	4,701
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(277)	(277)	—	—	(277)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(1,156)	—	(1,156)	—	(80)	(1,236)
Net income (loss)	—	—	—	—	—	—	(104,127)	(104,127)	(379)	(5,438)	(109,944)
Common Stock dividends	—	—	—	—	—	—	(304,992)	(304,992)	—	—	(304,992)
Common Stock issued to Common Stockholders in special dividend	—	—	28,629	286	(286)	—	—	—	—	—	—
Distributions to Aimco for the business separation	—	—	—	—	(559,753)	—		(559,753)	(103)	—	(559,856)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,682)	(16,500)	(18,182)
Other, net	—	—	31	—	(117)	—	—	(117)	136	—	19
Balances at December 31, 2020	20	$2,000	148,861	$1,489	$3,432,121	$3,039	$(2,131,798)	$1,306,851	$(61,943)	$63,185	$1,308,093

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(103,344)	$508,027	$716,603
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	320,943	317,283	329,394
Provision for real estate impairment loss	47,281	—	—
Gain on dispositions of real estate and the Asset Management business	(119,215)	(503,168)	(677,463)
Income tax expense (benefit)	95,437	305	(13,346)
Share-based compensation expense	8,295	8,146	8,550
Amortization of debt issuance costs and other	7,954	7,110	8,215
Other, net	(1,102)	—	1,046
Discontinued operations:
Depreciation and amortization	72,729	62,887	48,392
Income tax (benefit) expense	(7,939)	(3,440)	319
Other non-cash adjustments, net	819	544	827
Changes in operating assets and operating liabilities:
Accounts receivable and other assets	(57,881)	(26,021)	(27,830)
Accounts payable, accrued liabilities and other	12,672	2,798	1,681
Total adjustments	379,993	(133,556)	(320,215)
Net cash provided by operating activities	276,649	374,471	396,388
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(4,353)	(42,216)	(242,297)
Capital expenditures	(346,914)	(354,690)	(302,803)
Proceeds from dispositions of real estate and the Asset Management Business	159,422	628,771	708,848
Payment for mezzanine investment and related transaction costs	—	(277,627)	—
Purchases of corporate assets	(17,328)	(17,584)	(7,718)
Other investing activities	(29,326)	(7,201)	3,502
Discontinued operations:
Purchases of real estate and deposits related to purchases of real estate	(92,485)	(96,095)	—
Capital expenditures	(19,015)	(38,771)	(37,686)
Net cash (used in) provided by investing activities	(349,999)	(205,413)	121,846
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt of continuing operations	643,756	712,143	1,134,747
Principal repayments on non-recourse property debt of continuing operations	(772,935)	(462,152)	(858,078)
Proceeds from (repayments of) term loan	350,000	—	(250,000)
Net (repayments of) borrowings on revolving credit facility	(9,400)	114,640	93,200
Payment of debt issuance costs	(6,607)	(4,861)	(11,961)
Payment of debt extinguishment costs	(14,831)	(4,491)	(14,241)
Cash distributed to Aimco in Separation	(257,296)	—	—
Repurchases of Common Stock	(10,004)	(20,682)	(373,592)
Repurchases of Preferred Stock	—	(125,000)	—
Payment of dividends to holders of Preferred Stock	—	(3,246)	(8,594)
Payment of dividends to holders of Common Stock	(304,992)	(241,288)	(237,504)
Payment of distributions to noncontrolling interests	(25,474)	(21,620)	(29,196)
Redemptions of noncontrolling interests in the AIR Operating Partnership	(20,259)	(10,694)	(9,885)
Contribution from noncontrolling interests in consolidated real estate partnerships	456,675	4,911	—
Purchases of noncontrolling interests in consolidated real estate partnerships	—	(3,780)	(3,579)
Discontinued operations:
Proceeds from non-recourse property debt	—	62,480	93,280
Principal repayments on non-recourse property debt	(44,193)	(57,875)	(118,009)
Other financing activities	(10,477)	(2,437)	5,233
Net cash used in financing activities	(26,037)	(63,952)	(588,179)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(99,387)	105,106	(69,945)
NET DECREASE (INCREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF DISCONTINUED OPERATIONS	6,326	(6,356)	281
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF CONTINUING OPERATIONS	(93,061)	98,750	(69,664)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	166,541	67,791	137,455
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$73,480	$166,541	$67,791

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands)

	2020	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$145,000	$160,961	$199,996
Cash paid for income taxes	$12,168	$12,238	$11,522
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with the acquisition of real estate	$—	$97,565	$208,885
Deferred tax liability assumed in connection with the acquisition of real estate	$—	$148,809	$—
Issuance of common OP Units in connection with acquisition of real estate	$—	$3,034	$50,151
Non-recourse property debt assumed by buyer in connection with the disposition of the Asset Management business	$—	$—	$227,708
Other non-cash transactions:
Assets, net of liabilities distributed to Aimco	$559,753	$—	$—
Mezzanine investment liability	$307,362	$—	$—
Other liabilities incurred in the Separation, net	$5,506	$—	$—
Recognition of right of use lease assets	$9,667	$54,626	$—
Recognition of lease liabilities	$9,667	$59,251	$—
Accrued capital expenditures (at end of period)	$31,323	$54,358	$40,185
Accrued dividends on TSR restricted stock and LTIP awards (at end of period) (Note 10)	$1,327	$1,420	$1,266

See notes to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

AIMCO Properties, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AIMCO Properties, L.P. (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Real Estate
Description of the Matter

During 2020 the Partnership recorded an impairment loss on real estate of $47.3 million related to an asset in the Other Real Estate reporting segment. As more fully described in Note 2 and Note 13 to the consolidated financial statements, the Partnership evaluates real estate and other long-lived assets to be held and used for impairment when conditions may indicate the carrying amount of the asset may not be recoverable. Upon the determination that an impairment has occurred, the Partnership recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the real estate.

Auditing the Partnership’s measurement of the impairment loss on real estate involves a higher degree of judgment due to the subjective nature of the assumptions that are inherent in the determination of the fair value of the real estate. The significant assumptions used to estimate the fair value of real estate include market rental rates, operating expense ratios and capitalization rates.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s process to determine the fair value of the real estate and measure the impairment loss on real estate. This included testing controls over management’s evaluation of the significant inputs and assumptions used to estimate the fair value of real estate.

To test the impairment loss on real estate, our audit procedures included, among others, testing the completeness and accuracy of the information included in the valuation model and evaluating the significant assumptions mentioned above that were used to estimate fair value.  With the assistance of our valuation specialists, we compared the significant assumptions to observable market data and published industry resources, including comparing management’s market rental rates, operating expense ratios and capitalization rates to ranges for operating properties in the same or nearby markets.

/s/ Ernst & Young LLP

We have served as the Partnership's auditor since 1994.

Denver, Colorado

March 12, 2021

AIMCO PROPERTIES, L.P.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2020 and 2019

(In thousands)

	2020	2019
ASSETS
Buildings and improvements	$6,127,249	$5,930,910
Land	1,341,615	1,421,069
Total real estate	7,468,864	7,351,979
Accumulated depreciation	(2,455,505)	(2,268,839)
Net real estate	5,013,359	5,083,140
Cash and cash equivalents	44,214	136,458
Restricted cash	29,266	30,083
Notes receivable from Aimco	534,127	—
Goodwill	32,286	32,286
Other assets	576,026	604,593
Assets of discontinued operations	—	1,022,696
Total assets	$6,229,278	$6,909,256

LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,628,236	$3,737,805
Term loan, net	349,164	—
Revolving credit facility borrowings	265,600	275,000
Total indebtedness	4,243,000	4,012,805
Accrued liabilities and other	598,736	270,487
Liabilities of discontinued operations	—	663,389
Total liabilities	4,841,736	4,946,681
Redeemable preferred units	79,449	97,064
Redeemable noncontrolling interests in consolidated real estate partnership	—	4,716
Commitments and contingencies (Note 7)
Partners’ capital:
Preferred units	2,000	—
General Partner and Special Limited Partner	1,304,851	1,780,649
Limited Partners	63,185	83,442
Partners’ capital attributable to the AIR Operating Partnership	1,370,036	1,864,091
Noncontrolling interests in consolidated real estate partnerships	(61,943)	(3,296)
Total partners’ capital	1,308,093	1,860,795
Total liabilities and partners’ capital	$6,229,278	$6,909,256

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands, except per unit data)

	2020	2019	2018
REVENUES:
Rental and other property revenues	$719,556	$770,602	$790,430
Asset Management business rental and tax credit revenues	—	—	49,817
Total revenues	719,556	770,602	840,247
OPERATING EXPENSES:
Property operating expenses	249,036	261,241	264,724
Property operating expenses of partnerships served by Asset Management business	—	—	20,921
Depreciation and amortization	320,943	317,283	329,394
General and administrative expenses	46,377	49,615	49,636
Provision for real estate impairment loss	47,281	—	—
Other expenses, net	73,860	16,737	(574)
Total operating expenses	737,497	644,876	664,101

Interest income	12,374	9,300	9,326
Interest expense	(160,359)	(150,888)	(179,805)
Gain on dispositions of real estate and the Asset Management business	119,215	503,168	677,463
Mezzanine investment income, net	27,576	1,531	—
Loss from unconsolidated real estate partnerships	—	—	(864)
(Loss) income from continuing operations before income tax (expense) benefit and discontinued operations	(19,135)	488,837	682,266
Income tax (expense) benefit (Note 11)	(95,437)	(305)	13,346
(Loss) income from continuing operations	(114,572)	488,532	695,612
Income from discontinued operations, net of tax	11,228	19,495	20,991
Net (loss) income	(103,344)	508,027	716,603
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	798	(187)	(8,220)
Net (loss) income attributable to the AIR Operating Partnership	(102,546)	507,840	708,383
Net income attributable to the AIR Operating Partnership’s preferred unitholders	(7,019)	(15,043)	(16,332)
Net income attributable to participating securities	(202)	(620)	(1,177)
Net (loss) income attributable to the AIR Operating Partnership’s common unitholders	$(109,767)	$492,177	$690,874

(Loss) earnings per common unit – basic
(Loss) income from continuing operations attributable to the AIR Operating Partnership per common unit	$(0.94)	$3.75	$5.22
Income from discontinued operations attributable to the AIR Operating Partnership per common unit	0.09	0.16	0.16
Net (loss) income attributable to the AIR Operating Partnership per common unit – basic	$(0.85)	$3.91	$5.38

(Loss) earnings per common unit – diluted
(Loss) income from continuing operations attributable to the AIR Operating Partnership per common unit	$(0.94)	$3.74	$5.22
Income from discontinued operations attributable to the AIR Operating Partnership per common unit	0.09	0.16	0.16
Net (loss) income attributable to the AIR Operating Partnership per common unit – diluted	$(0.85)	$3.90	$5.38

Weighted-average common units outstanding – basic	128,775	125,893	128,323
Weighted-average common units outstanding – diluted	128,775	126,164	128,469

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands)

	2020	2019	2018
Net (loss) income	$(103,344)	$508,027	$716,603
Other comprehensive (loss) gain:
Unrealized losses on available for sale debt securities	(1,236)	(637)	(131)
Losses on interest rate swaps reclassified into earnings from accumulated other comprehensive income	—	—	1,391
Other comprehensive (loss) gain	(1,236)	(637)	1,260
Comprehensive (loss) income	(104,580)	507,390	717,863
Comprehensive loss (income) attributable to noncontrolling interests	798	(187)	(8,220)
Comprehensive (loss) income attributable to the AIR Operating Partnership	$(103,782)	$507,203	$709,643

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2017	$125,000	$1,538,144	$(5,675)	$1,657,469	$(1,716)	$1,655,753
Repurchases of common partnership units held by AIR's Predecessor	—	(373,592)	—	(373,592)	—	(373,592)
Issuance of common partnership units	—	—	50,151	50,151	—	50,151
Redemption of common partnership units	—	—	(9,639)	(9,639)	—	(9,639)
Amortization of share-based compensation cost	—	8,074	1,691	9,765	—	9,765
Effect of changes in ownership for consolidated entities	—	(19,115)	9,014	(10,101)	—	(10,101)
Change in accumulated other comprehensive income	—	1,191	69	1,260	—	1,260
Net income	—	666,227	34,417	700,644	8,220	708,864
Distributions to noncontrolling interests	—	—	(12,839)	(12,839)	(9,471)	(22,310)
Distributions to common unitholders	—	(238,067)	—	(238,067)	—	(238,067)
Distributions to preferred unitholders	—	(8,594)	—	(8,594)	—	(8,594)
Other, net	—	151	—	151	—	151
Balances at December 31, 2018	125,000	1,574,419	67,189	1,766,608	(2,967)	1,763,641
Repurchases of common partnership units held by AIR's Predecessor	—	(20,682)	—	(20,682)	—	(20,682)
Redemption of preferred units held by AIR's Predecessor	(125,000)	—	—	(125,000)	—	(125,000)
Issuance of common partnership units	—	—	3,034	3,034	—	3,034
Redemption of common partnership units	—	6,243	(12,710)	(6,467)	—	(6,467)
Amortization of share-based compensation cost	—	5,924	3,184	9,108	—	9,108
Effect of changes in ownership of consolidated entities	—	(13,243)	9,821	(3,422)	3,422	—
Purchase of noncontrolling interest in consolidated real estate partnerships	—	—	—	—	(3,844)	(3,844)
Change in accumulated other comprehensive income		(599)	(38)	(637)	—	(637)
Net income		474,083	26,049	500,132	382	500,514
Distributions to common unitholders	—	(241,643)	—	(241,643)	—	(241,643)
Common partnership units issued to common unitholders in special distribution	—	(740)	—	(740)	—	(740)
Distributions to preferred unitholders	—	(3,246)	—	(3,246)	—	(3,246)
Distributions to noncontrolling interests	—	—	(13,087)	(13,087)	(308)	(13,395)
Other, net	—	133	—	133	19	152
Balances at December 31, 2019	—	1,780,649	83,442	1,864,091	(3,296)	1,860,795
Repurchases of common partnership units held by AIR's Predecessor	—	(10,004)	—	(10,004)	—	(10,004)
Issuance of Preferred Stock	2,000	—	—	2,000	—	2,000
Redemption of common partnership units	—	5,139	(7,781)	(2,642)	—	(2,642)
Amortization of share-based compensation cost	—	4,900	4,341	9,241	—	9,241
Effect of changes in ownership of consolidated entities	—	494,589	5,201	499,790	(61,320)	438,470
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	4,701	4,701
Cumulative effect of a change in accounting principle	—	(277)	—	(277)	—	(277)
Change in accumulated other comprehensive income (loss)	—	(1,156)	(80)	(1,236)	—	(1,236)
Net income (loss)	—	(104,127)	(5,438)	(109,565)	(379)	(109,944)
Distributions to common unitholders	—	(304,992)	—	(304,992)	—	(304,992)
Distributions to Aimco for the business separation	—	(559,753)	—	(559,753)	(103)	(559,856)
Distributions to noncontrolling interests	—	—	(16,500)	(16,500)	(1,682)	(18,182)
Other, net	—	(117)	—	(117)	136	19
Balances at December 31, 2020	$2,000	$1,304,851	$63,185	$1,370,036	$(61,943)	$1,308,093

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(103,344)	$508,027	$716,603
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	320,943	317,283	329,394
Provision for real estate impairment loss	47,281	—	—
Gain on dispositions of real estate and the Asset Management business	(119,215)	(503,168)	(677,463)
Income tax expense (benefit)	95,437	305	(13,346)
Share-based compensation expense	8,295	8,146	8,550
Amortization of debt issuance costs and other	7,954	7,110	8,215
Other, net	(1,102)	—	1,046
Discontinued operations:
Depreciation and amortization	72,729	62,887	48,392
Income tax (benefit) expense	(7,939)	(3,440)	319
Other non-cash adjustments, net	819	544	827
Changes in operating assets and operating liabilities:
Accounts receivable and other assets	(57,881)	(26,021)	(27,830)
Accounts payable, accrued liabilities and other	12,672	2,798	1,681
Total adjustments	379,993	(133,556)	(320,215)
Net cash provided by operating activities	276,649	374,471	396,388
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(4,353)	(42,216)	(242,297)
Capital expenditures	(346,914)	(354,690)	(302,803)
Proceeds from dispositions of real estate and the Asset Management Business	159,422	628,771	708,848
Payment for mezzanine investment and related transaction costs	—	(277,627)	—
Purchases of corporate assets	(17,328)	(17,584)	(7,718)
Other investing activities	(29,326)	(7,201)	3,502
Discontinued operations:
Purchases of real estate and deposits related to purchases of real estate	(92,485)	(96,095)	—
Capital expenditures	(19,015)	(38,771)	(37,686)
Net cash (used in) provided by investing activities	(349,999)	(205,413)	121,846
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt of continuing operations	643,756	712,143	1,134,747
Principal repayments on non-recourse property debt of continuing operations	(772,935)	(462,152)	(858,078)
Proceeds from (repayment of) term loan	350,000	—	(250,000)
Net (repayments of) borrowings on revolving credit facility	(9,400)	114,640	93,200
Payment of debt issuance costs	(6,607)	(4,861)	(11,961)
Payment of debt extinguishment costs	(14,831)	(4,491)	(14,241)
Cash distributed to Aimco in Separation	(257,296)	—	—
Repurchases of common partnership units held by GP and Special Limited Partner	(10,004)	(20,682)	(373,592)
Redemption of preferred units from AIR	—	(125,000)	—
Payment of distributions to preferred units	(7,019)	(10,954)	(16,334)
Payment of distributions General Partner and Special Limited Partner	(304,992)	(241,288)	(237,504)
Payment of distributions to Limited Partners	(16,667)	(13,399)	(11,987)
Payment of distributions to noncontrolling interests	(1,788)	(513)	(9,469)
Redemption of common and preferred units	(20,259)	(10,694)	(9,885)
Contribution from noncontrolling interests in consolidated real estate partnerships	456,675	4,911	—
Purchases of noncontrolling interests in consolidated real estate partnerships	—	(3,780)	(3,579)
Discontinued operations:
Proceeds from non-recourse property debt	—	62,480	93,280
Principal repayments on non-recourse property debt	(44,193)	(57,875)	(118,009)
Other financing activities	(10,477)	(2,437)	5,233
Net cash used in financing activities	(26,037)	(63,952)	(588,179)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(99,387)	105,106	(69,945)
NET DECREASE (INCREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF DISCONTINUED OPERATIONS	6,326	(6,356)	281
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF CONTINUING OPERATIONS	(93,061)	98,750	(69,664)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	166,541	67,791	137,455
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$73,480	$166,541	$67,791

See notes to the consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands)

	2020	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$145,000	$160,961	$199,996
Cash paid for income taxes	$12,168	$12,238	$11,522
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with the acquisition of real estate	$—	$97,565	$208,885
Deferred tax liability assumed in connection with the acquisition of real estate	$—	$148,809	$—
Issuance of common OP Units in connection with acquisition of real estate	$—	$3,034	$50,151
Non-recourse property debt assumed by buyer in connection with the disposition of the Asset Management business	$—	$—	$227,708
Other non-cash transactions:
Assets, net of liabilities distributed to Aimco	$559,753	$—	$—
Mezzanine investment liability	$307,362	$—	$—
Other liabilities incurred in the Separation, net	$5,506	$—	$—
Recognition of right of use lease assets	$9,667	$54,626	$—
Recognition of lease liabilities	$9,667	$59,251	$—
Accrued capital expenditures (at end of period)	$31,323	$54,358	$40,185
Accrued dividends on TSR restricted stock and LTIP awards (at end of period) (Note 10)	$1,327	$1,420	$1,266

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

AIMCO PROPERTIES, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Note 1 — Basis of Presentation and Organization

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Apartment Income REIT Corp. (“AIR”), AIMCO Properties L.P. (“AIR Operating Partnership”), and their consolidated subsidiaries. The AIR Operating Partnership’s consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. All significant intercompany balances have been eliminated in consolidation.

Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership and their consolidated subsidiaries, collectively.

The Separation

On December 15, 2020, Apartment Investment and Management Company (“Aimco”) completed the previously announced separation of its business into two, separate and distinct, publicly traded companies, AIR and Aimco (the “Separation”).

Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, Aimco is presented as being spun-off from AIR (as it relates to Aimco subsequent to the Separation, the “Spinnee”). This presentation is in accordance with generally accepted accounting principles in the U.S. (“GAAP”), and is due primarily to the relative significance of AIR’s business, as measured in terms of revenues, net income, assets, and other relevant indicators, as compared to Aimco before the Separation Therefore, AIR is considered the divesting entity and treated as the accounting spinnor, and Aimco is presented as the predecessor (“AIR’s Predecessor”) for AIR’s financial statements. Unless otherwise stated, financial results prior to the Separation on December 15, 2020 include the financial results of AIR’s predecessor.

The financial results attributable to the apartment communities retained by Aimco in the Separation are presented as discontinued operations. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations. Please refer to Note 4 for further details regarding our discontinued operations.

Organization and Business

AIR is a self-administered and self-managed real estate investment trust (“REIT”). AIR owns, through its wholly-owned subsidiaries, all of the common equity, the general partner interest, and special limited partner interest in AIR Operating Partnership, a Delaware limited partnership originally incorporated on May 16, 1994. AIR Operating Partnership conducts all of the business of AIR, which is focused on the ownership of stabilized multi-family properties located in top markets including eight important geographic concentrations: Boston; Philadelphia; Greater Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego.

Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of December 31, 2020, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 159,155,544 common OP Units outstanding. As of December 31, 2020, AIR owned 148,861,036 of the common OP Units of the AIR Operating Partnership and AIR had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock. AIR’s ownership of the total common OP Units outstanding represents a 93.5% legal interest in the AIR Operating Partnership and a 94.9% economic interest.

We own and operate a portfolio of apartment communities, diversified by both geography and price point, in 12 states and the District of Columbia. As of December 31, 2020, our portfolio included 99 apartment communities with 26,592 apartment homes in which we held an average ownership of approximately 94%. Any references to the number of apartment communities and homes, square footage, or occupancy percentage in these notes to our consolidated financial statements are unaudited.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate a variable interest entity (“VIE”), in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member of a limited liability company.

Noncontrolling Interests in the AIR Operating Partnership

Noncontrolling interests in the AIR Operating Partnership consist of common OP Units and preferred OP Units and are reflected in AIR’s accompanying consolidated balance sheets as noncontrolling interests in AIR Operating Partnership. Holders of preferred OP Units participate in the AIR Operating Partnership’s income or loss only to the extent of their preferred distributions. Within AIR’s consolidated financial statements, after provision for preferred OP Unit distributions, the AIR Operating Partnership’s income or loss is allocated to the holders of common OP Units based on the weighted-average number of common OP Units (including those held by AIR) outstanding during the period. During the years ended December 31, 2020, 2019, and 2018, the holders of common OP Units had a weighted-average economic ownership interest in the AIR Operating Partnership of 5.07%, 5.20%, and 5.31%, respectively. Please refer to Note 9 for further information regarding the items comprising noncontrolling interests in the AIR Operating Partnership. Substantially all of the assets and liabilities of AIR are those of the AIR Operating Partnership.

Noncontrolling Interests in Consolidated Real Estate Partnerships

We generally report the unaffiliated partners’ interests in the net assets of our consolidated real estate partnerships as noncontrolling interests in consolidated real estate partnerships within consolidated equity and partners’ capital. If a real estate partnership includes redemption rights that are not within AIR and the AIR Operating Partnership’s control, the noncontrolling interest is included as temporary equity or temporary capital. If the redemption right is not currently redeemable but probable of being redeemable in the future, changes in redemption value are recognized each quarter with the change in value being reflected in additional paid-in-capital.

The assets of real estate partnerships consolidated by the AIR Operating Partnership must first be used to settle the liabilities of such consolidated real estate partnerships. These consolidated real estate partnerships’ creditors do not have recourse to the general credit of the AIR Operating Partnership.

Noncontrolling interests in consolidated real estate partnerships consist primarily of equity interests held by limited partners in consolidated real estate partnerships that have finite lives. We generally attribute to noncontrolling interests their share of income or loss of consolidated partnerships based on their proportionate interest in the results of operations of the partnerships, including their share of losses even if such attribution results in a deficit noncontrolling interest balance within our equity and partners’ capital accounts.

The terms of the related partnership agreements generally require the partnerships to be liquidated following the sale of the underlying real estate. As the general partner in these partnerships, we ordinarily control the execution of real estate sales and other events that could lead to the liquidation, redemption or other settlement of noncontrolling interests.

Changes in our ownership interest in consolidated real estate partnerships generally consist of our purchase of an additional interest in or the sale of our entire or partial interest in a consolidated real estate partnership. The effect on our equity and partners’ capital of our purchase of additional interests in consolidated real estate partnerships during the years ended December 31, 2020, 2019, and 2018, is shown in our consolidated statements of equity and partners’ capital. The effect on our equity and partners’ capital of sales of consolidated real estate or sales of our entire interest in consolidated real estate partnerships is reflected in our consolidated financial statements as gains or losses on dispositions of real estate and accordingly the effect on our equity and partners’ capital is reflected within the amount of net income allocated to us and to noncontrolling interests. Upon our deconsolidation of a real estate partnership following the sale of our partnership interests or liquidation of the partnership following sale of the related apartment community, we derecognize any remaining noncontrolling interest of the associated partnership previously recorded in our consolidated balance sheets.

Investments in Unconsolidated Real Estate Partnerships

We may own general and limited partner interests in partnerships that either directly, or through interests in other real estate partnerships, own apartment communities. We generally account for investments in real estate partnerships that we do not consolidate under the equity method. Under the equity method, we recognize our share of the earnings or losses of the entity for the periods presented, inclusive of our share of any impairments and disposition gains or losses recognized by and related to such entities, and we present such amounts within income from unconsolidated real estate partnerships in our consolidated statements of operations.

Investments in unconsolidated real estate partnerships are reviewed for impairments whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  An impairment loss is recorded when there is a decline in the fair value below the carrying value and we conclude such decline is other-than-temporary. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. We determine the fair value of investments in unconsolidated real estate partnerships using valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, our experience in leasing similar communities, and current plans. We recognized no such impairments for any of the years ended December 31, 2020, 2019, and 2018

The excess of our cost of the acquired partnership interests over our share of the partners’ equity or deficit is generally ascribed to the fair values of land and buildings owned by the partnerships. We amortize the excess cost ascribed to the buildings over the related estimated useful lives. Such amortization is recorded as an adjustment of the amounts of earnings or losses we recognize from such unconsolidated real estate partnerships.

We may also originate loans for real estate acquisitions or developments where we either expect, or have the opportunity, to participate in the residual profits from such projects. When the risks and rewards of these arrangements are similar to an equity investor or joint venture partner, we account for these arrangements as real estate investments using the equity method of accounting. We recognize as income changes in our share of net assets, adjusted for any basis differential, in mezzanine investment income, net, in our consolidated statements of operations.

In connection with the Separation, Aimco was allocated economic ownership of the mezzanine loan investment and option to acquire a 30% equity interest in the partnership owning Parkmerced Apartments. Subsequent to the Separation, all risks and rewards of ownership are Aimco’s. As of December 31, 2020, the investment in Parkmerced is included in other assets in AIR’s consolidated balance sheets, as title has not been legally transferred. Since AIR has legally assigned all risks and rewards of ownership to Aimco, there is an equal, and offsetting liability included in accrued liabilities and other in AIR’s consolidated balance sheets. Accordingly, there is no net effect on AIR’s shareholders’ equity.

Real Estate

Acquisitions

Upon the acquisition of real estate, we determine whether the purchase qualifies as an asset acquisition or, less frequently, meets the definition of an acquisition of a business. We generally recognize the acquisition of apartment communities or interests in partnerships that own communities at our cost, including the related transaction costs, as asset acquisitions.

We allocate the cost of apartment communities acquired based on the relative fair value of the assets acquired and liabilities assumed. The fair value of these assets and liabilities is determined using valuation techniques that rely on Level 2 and Level 3 inputs within the fair value framework. We determine the fair value of tangible assets, such as land, buildings, furniture, fixtures and equipment using valuation techniques that consider comparable market transactions, replacement costs and other available information. We determine the fair value of identified intangible assets or liabilities, which typically relate to in-place leases, using valuation techniques that consider the terms of the in-place leases, current market data for comparable leases and our experience in leasing similar communities.

The intangible assets or liabilities related to in-place leases are comprised of: (a) the value of the above- and below-market leases in-place, measured over the period, including probable lease renewals for below-market leases, that the leases are expected to remain in effect; (b) the estimated unamortized portion of avoided leasing commissions and other costs that ordinarily would be incurred to originate the in-place leases; and (c) the value associated with leased apartment homes during an estimated absorption period, which estimates rental revenue that would not have been earned had leased apartment homes been vacant at the time of acquisition, assuming lease-up periods based on market demand and stabilized occupancy levels. The above- and below-market lease intangibles are amortized to rental revenue over the expected remaining terms of the associated leases, which include reasonably assured renewal periods. Other intangible assets related to in-place leases are amortized to depreciation and amortization over the expected remaining terms of the associated leases.

Capital Additions

We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including redevelopments, developments, other tangible apartment community improvements, and replacements of existing apartment community components. Included in these capitalized costs are payroll costs associated with time spent by our teammates in connection with capital additions activities at the apartment community level. We characterize as “indirect costs” an allocation of certain department costs, including payroll, at the area operations and corporate levels that clearly relate to capital additions activities. We also capitalize interest, property taxes, and insurance during periods in which construction projects are in progress. We begin capitalization of costs, including certain indirect costs, incurred in connection with our capital addition activities, upon commencement of activities necessary to ready apartment communities for their intended use. These activities include when apartment communities or apartment homes are undergoing physical construction, as well as when homes are held vacant in advance of planned construction, provided that other activities such as permitting, planning and design are in progress. We cease the capitalization of costs when the apartment communities are substantially complete and ready for their intended use, which is typically when construction has been substantially completed and apartment homes are available for occupancy. Costs, including ordinary repairs, maintenance, and resident turnover costs, are charged to property operating expense as incurred.

For the years ended December 31, 2020, 2019, and 2018, we capitalized to buildings and improvements $13.7 million, $11.6 million, and $7.3 million of interest costs, respectively, and $33.0 million, $36.4 million, and $35.9 million of other direct and indirect costs, respectively.

Gain or Loss on Dispositions

For sales of real estate, we evaluate whether the disposition has a major effect on our operations and financial results and qualify as a strategic shift. If the disposition represents a strategic shift, it is classified as discontinued operations in our consolidated financial statements for all periods presented.  If the disposition does not represent a strategic shift, it is presented in continuing operations in our consolidated financial statements.

Gain or loss on real estate dispositions are recognized when we no longer hold a controlling financial interest in the real estate and sufficient consideration has been received. Upon disposition, the related assets and liabilities are derecognized, and the gain or loss on disposition is recognized as the difference between the carrying amount of those assets and liabilities and the value of consideration received.

Impairment

Real estate and other long-lived assets to be held and used are individually evaluated for impairment when conditions exist that may indicate the carrying amount of a long-lived asset may not be recoverable. Impairment indicators include significant fluctuations in rental and other property revenues less property operating expenses, occupancy changes, significant near-term lease expirations, current and historical cash flow losses, rental rates, and if applicable, a comparison of an asset’s carrying value to its gross asset value, a measure representative of the estimated fair value of an asset. Upon determination that an impairment has occurred, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community. During the fourth quarter of 2020, we evaluated the expected hold period of a real estate asset in our Other Real Estate reporting segment. We acquired the property in 2004 for $51 million. The initial purchase price allocated to land and building totaled $81 million, which included the recording of a below market lease liability and a mark-to-market adjustment associated with assumed debt. Based on an expected shortened hold period, we reduced the carrying value of the asset to its estimated fair value of December 31, 2020 and recognized a non-cash impairment loss on real estate of $47.3 million. We did not recognize any such impairment during the years ended December 31, 2019 or 2018.

The measurement of the impairment loss is based on the fair value of the communities and incorporates various estimates and assumptions, the most significant being market rental rates, operating expense assumptions, and capitalization rate. We project future rental revenue growth rates using forecasted rates from third-party market research analytics. Property expense growth rates and capitalization rate are based on the apartment communities’ historical, current, and expected future operating results, existing operating expense assumptions, and operational strategies. These projections are adjusted to reflect current economic conditions and require considerable management judgement.

Cash Equivalents

We classify highly liquid investments with an original maturity of three months or less as cash equivalents. We maintain cash equivalents in financial institutions in excess of insured limits. We have not experienced any losses in these accounts in the past and believe that we are not exposed to significant credit risk because our accounts are deposited with major financial institutions.

Restricted Cash

Restricted cash includes capital replacement reserves, completion repair reserves, bond sinking fund amounts, real estate tax and insurance escrow accounts held by lenders and resident security deposits.

Goodwill

As of December 31, 2020, and 2019, goodwill associated with our reportable segments totaled $32.3 million. In connection with the Separation, we allocated goodwill in the amount of $5.5 million that was attributable to the properties retained by Aimco, with an offsetting amount recognized in additional paid in capital. We perform an annual impairment test of goodwill by evaluating qualitative factors and quantitative factors, if necessary, to determine the likelihood that goodwill may be impaired. As a result of the quantitative analysis, we determined that our goodwill was not impaired during the years ended December 31, 2020, 2019, or 2018.

Other Assets

As of December 31, 2020 and 2019, other assets was comprised of the following amounts (in thousands):

	2020	2019
Mezzanine investment	$307,362	$280,258
Investments in securitization trust	100,151	94,251
Right of use lease assets	56,783	61,911
Intangible assets, net	4,438	5,716
Notes receivable, net	894	4,715
Software, equipment, and leasehold improvements	6,531	25,750
Accounts receivable, net	21,458	18,668
Prepaid expenses, real estate taxes and insurance	10,970	10,831
Deferred tax asset, net (Note 11)	—	80,516
Deferred costs, deposits and other	67,439	21,977
Total other assets	$576,026	$604,593

Investments in Securitization Trust that holds AIR Property Debt

We hold investments in a securitization trust that primarily holds certain of our property debt. These investments were initially recognized at their purchase price and the discount to the face value is being accreted into interest income over the expected term of the securities. We have designated these investments as available for sale (“AFS”) debt securities, and we measure these investments at fair value with changes in their fair value, other than the changes attributed to the accretion described above, recognized as an adjustment of accumulated other comprehensive income or loss within equity and partners’ capital. Please refer to Note 13 for further information regarding these debt securities.

Notes Receivable from Aimco

In connection with the Separation, we acquired $534 million in notes receivable pledged by a subsidiary of the Spinnee that has an interest in a portfolio of assets. Our notes receivable is subordinate to the existing debt of $215.4 million as of December 31, 2020, on the portfolio of assets. The notes receivable mature on January 31, 2024, and bear interest at a rate of 5.2% per annum, payable quarterly on January 1, April 1, July 1, and October 1, commencing on April 1, 2021. The notes receivable contain certain representations, warranties, covenants and events of default, and are secured by a pool of properties owned by Aimco. Notes receivable are reported in our consolidated balance sheet at the outstanding principal balance. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in other assets in our consolidated balance sheets.

Deferred Costs

We defer, as debt issuance costs, lender fees and other direct costs incurred in obtaining new financing and amortize the amounts over the terms of the related loan agreements. In connection with the modification of existing financing arrangements, we defer lender fees and amortize these costs and any unamortized debt issuance costs over the term of the modified loan agreement. Debt issuance costs associated with our revolving credit facility are included in other assets in our consolidated balance sheets. Debt issuance costs associated with non-recourse property debt and our term loan are presented as a direct deduction from the related liabilities in our consolidated balance sheets. When financing arrangements are repaid or otherwise extinguished prior to maturity, unamortized debt issuance costs are written off, additionally, any lender fees or other costs incurred in connection with the extinguishment are recognized as expense. Amortization and write-off of debt issuance costs and other extinguishment costs are included in interest expense in our consolidated statements of operations.

We defer leasing costs incremental to a lease that we would not have incurred if the contract had not been obtained. Amortization of these costs is included in depreciation and amortization in our consolidated statements of operations.

Revenue from Leases

We are a lessor primarily for residential leases. Our operating leases with residents may also provide that the resident reimburse us for certain costs, primarily the resident’s share of utilities expenses, incurred by the apartment community. These reimbursements represent revenue attributable to nonlease components for which the timing and pattern of recognition is the same as the revenue for the lease components. In 2019, we adopted the practical expedient that allows us to account for the lease and nonlease components as a single component. Reimbursement and related expense are presented on a gross basis in our consolidated statements of operations, with the reimbursement included in rental and other property revenues attributable to real estate in our consolidated statements of operations. We recognize rental revenue attributed to lease components, net of any concessions, on a straight-line basis over the term of the lease.

Asset Management Business

Prior to the July 2018 sale of our Asset Management business, we provided asset management and other services to certain consolidated partnerships owning apartment communities that qualify for low-income housing tax credits and are structured to provide for the pass-through of tax credits and tax deductions to their partners. We consolidated those low-income housing tax credit partnerships in which we were the sole general partner and decision maker of the partnerships. We recognized income from asset management and other services when the related fees were earned and realized or realizable.

Depreciation and Amortization

Depreciation for all tangible assets is calculated using the straight-line method over their estimated useful lives. Acquired buildings and improvements are depreciated over a useful life based on the age, condition, and other physical characteristics of the asset. Furniture, fixtures, and equipment are generally depreciated over five years.

We depreciate capitalized costs using the straight-line method over the estimated useful life of the related improvement, which is generally 5, 15, or 30 years. We also capitalize payroll and other indirect costs incurred in connection with preparing an asset for its intended used. These costs include corporate-level costs that clearly relate to the capital addition activities, which we allocate to the applicable assets. All capitalized payroll costs and indirect costs are allocated to capital additions proportionately based on direct costs and depreciated over the estimated useful lives of such capital additions.

Purchased software and other costs related to software purchased or developed for internal use are capitalized during the application development stage and are amortized using the straight-line method over the estimated useful life of the software, generally three to five years. Purchased equipment is recognized at cost and depreciated using the straight-line method over the estimated useful life of the asset, which is generally five years. Leasehold improvements are also recorded at cost and depreciated on a straight-line basis over the shorter of the asset’s estimated useful life or the term of the related lease.

Certain homogeneous items that are purchased in bulk on a recurring basis, such as appliances, are depreciated using group methods that reflect the average estimated useful life of the items in each group. Except in the case of apartment community casualties, where the net book value of the lost asset is written off in the determination of casualty gains or losses, we generally do not recognize any loss in connection with the replacement of an existing apartment community component because normal replacements are considered in determining the estimated useful lives used in connection with our composite and group depreciation methods.

Insurance

We believe our insurance coverages insure our apartment communities adequately against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, and other perils. In addition, we have third-party insurance coverage (after self-insured retentions) that defray the costs of large workers’ compensation, health, and general liability exposures. We accrue losses based upon our estimates of the aggregate liability for uninsured losses incurred using certain actuarial assumptions followed in the insurance industry and based on our experience.

Share-Based Compensation

We issue various forms of share-based compensation, including stock options and restricted stock awards with service conditions and/or market conditions. We recognize share-based employee compensation based on the fair value on the grant date and recognize compensation cost over the awards’ requisite service periods. We reduce compensation cost related to forfeited awards in the period of forfeiture. Please refer to Note 10 for further discussion of our share-based compensation.

Income Taxes

AIR has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020, and it intends to continue to operate in such a manner. AIR’s Predecessor also elected to be taxed as a REIT under the Code. AIR’s current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Internal Revenue Code, which are related to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If AIR qualifies for taxation as a REIT, it will generally not be subject to United States federal corporate income tax on its taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.

Even if AIR qualifies as a REIT, it may be subject to United States federal income and excise taxes in various situations, such as on undistributed income. AIR could also be subject to a 100% tax on transactions between it and a TRS (described below) that are determined to be non-arm’s length and on any net income from sales of apartment communities that are determined to be dealer-type prohibited transactions. The state and local tax laws may not conform to the United States federal income tax treatment, and AIR may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business. Any taxes imposed on us reduce our operating cash flow and net income.

Certain of AIR’s operations, or a portion thereof, including property management and risk management, are conducted through taxable REIT subsidiaries, which are subsidiaries of the AIR Operating Partnership, and each of which we refer to as a TRS. A TRS is a subsidiary C-corporation that has not elected REIT status and, as such, is subject to United States federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT. We also use TRS entities to hold investments in certain apartment communities.

For our TRS entities, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for United States federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine, based on available evidence, that it is more likely than not that the assets will not be realized. We recognize the tax consequences associated with intercompany transfers between the AIR Operating Partnership and TRS entities when such transactions occur. Please refer to Note 11 for further information about our income taxes.

Earnings per Share and Unit

AIR and the AIR Operating Partnership calculate earnings per share and unit based on the weighted-average number of shares of Common Stock or common OP units, participating securities, common stock or common unit equivalents and dilutive convertible securities outstanding during the period. The AIR Operating Partnership considers both common OP units and equivalents, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit computations. Please refer to Note 12 for further information regarding earnings per share and unit computations.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Reclassifications and Revisions

On November 30, 2020, AIR’s Predecessor and the Aimco Operating Partnership effected a reverse split of Common Stock and common partnership units, respectively, at a ratio of one share or unit for every 1.23821 shares or units outstanding on the date of effectiveness. The accounting guidance for recapitalization events requires that we revise AIR’s equity and the AIR Operating Partnership’s partners’ capital as if the reverse split had occurred at the beginning of the earliest period presented. As such, we have revised the outstanding share and unit counts, presentation of share and unit activity, and earnings per share and unit, as if the reverse split had occurred on December 31, 2017.

As previously stated in Note 1, the financial results prior to the Separation on December 15, 2020, include the financial results of AIR’s Predecessor, and the financial results attributable to the apartment communities retained by Aimco in the Separation are presented as discontinued operations.

Accounting Pronouncements Adopted in the Current Year

On January 1, 2020, we adopted ASC 326, Financial Instruments – Credit Losses, issued by the FASB which changes the method and timing of the recognition of credit losses on financial assets. The standard requires us to estimate and record credit losses over the life of a financial instrument, including receivables, at its inception. Our notes receivable and investments in AFS debt securities are subject to the new standard. For AFS debt securities, the new standard requires us to estimate a credit loss if the fair value of the instruments is less than the carrying value of the instruments. However, the fair value of our AFS debt securities exceeded their carrying value as of the date of adoption and no estimate of credit loss was required for these instruments.

Recent Accounting Pronouncements

On January 16, 2020, the FASB issued an Accounting Standards Update that addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities, which is effective for us on January 1, 2021. Adoption of the standards requires changes to be made prospectively and early adoption is permitted. The adoption of this standard on January 1, 2021 did not result in a change in our accounting.

On August 5, 2020, the FASB issued an Accounting Standards Update that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, and affects the diluted earnings per share calculation for instruments that may be settled in cash or shares, which is effective for us on January 1, 2021. Adoption of the standards requires changes to be made retrospectively and early adoption is permitted. Our preferred OP units are subject to the new standard, which will require us to include our preferred OP units in the calculation of dilutive securities. The adoption of this standard on January 1, 2021, did not have an impact to our consolidated financial statements.

Note 3 — Significant Transactions

Joint Venture Transaction

On September 8, 2020, we formed a joint venture with a passive institutional investor to own a portfolio of 12 multi-family apartment communities with 4,051 homes located in California. The communities included in the joint venture were valued at $2.4 billion, or approximately $592,000 per apartment home. The joint venture has existing property debt of $1.22 billion and an implied equity value of $1.18 billion. In exchange for a 39% equity interest, we received $461 million. We retain ownership of 61% of the joint venture and will control and operate the communities in exchange for property and asset management fees. We evaluated the joint venture and concluded that we will continue to consolidate these communities. The difference between the consideration received and the carrying value of the interest sold was recognized in additional paid-in capital.

Apartment Community Acquisition

On August 25, 2020, we acquired Hamilton on the Bay for $89.6 million. The assets and liabilities of Hamilton on the Bay were retained by Aimco concurrent with the Separation and are not included on our consolidated balance sheets as of December 31, 2020.

Apartment Community Dispositions

Sold apartment communities during the years ended December 31, 2020, 2019, and 2018, are summarized below (dollars in thousands):

	2020	2019	2018
Number of apartment communities sold	2	12	4
Number of apartment homes sold	485	3,596	1,334
Gain on dispositions of real estate (1)	$119,215	$503,168	$175,213

(1)

During the year ended December 31, 2019, gain on dispositions of real estate includes the gain recognized upon the expiration of indemnification liabilities related to the sale of our Asset Management business.

The apartment communities sold were predominantly located outside of our primary markets or in lower-rated locations within primary markets and had average revenues per apartment home significantly below those of our retained portfolio.

During the year ended December 31, 2018, we also sold for $590.0 million our Asset Management business and our four affordable apartment communities located in the Hunters Point area of San Francisco. The sale resulted in a gain of $500.3 million and net cash proceeds of $512.2 million, after payment of transaction costs and repayment of property-level debt. Additionally, we sold our interest in the entities owning the La Jolla Cove property. We provided seller financing with a stated value of $48.6 million and received net cash proceeds of approximately $5.0 million during the year ended December 31, 2020. The net amount of seller financing associated with this transaction was retained by Aimco in the Separation.

In addition to the apartment communities we sold during the current period, from time to time we may be marketing for sale certain communities that are inconsistent with our long-term investment strategy. At the end of each reporting period we evaluate whether such communities meet the criteria to be classified as held for sale. As of December 31, 2020, no communities were classified as held for sale.

Note 4 — Discontinued Operations

The financial results attributable to apartment communities retained by the Spinnee for all periods presented have been classified as discontinued operations within the consolidated financial statements.

Major assets and liabilities related to discontinued operations at December 31, 2019 are shown below (in thousands):

2019
ASSETS:
Net real estate	$936,168
Cash and cash equivalents	6,443
Restricted cash	4,717
Investment in unconsolidated real estate partnerships	12,741
Other assets	62,627
Total assets of discontinued operations	$1,022,696

LIABILITIES:
Non-recourse property debt, net	$492,785
Deferred tax liability	144,033
Accrued liabilities and other	26,571
Total liabilities of discontinued operations	$663,389

Summarized results of discontinued operations for the years ended December 31, 2020, 2019, and 2018 are shown below (in thousands):

	2020	2019	2018
REVENUES:
Rental and other property revenues	$144,757	$143,692	$132,163
OPERATING EXPENSES:
Property operating expenses	51,710	49,502	45,372
Depreciation and amortization	72,729	62,887	48,392
Other expenses (income), net	1,897	257	(1,208)
Total operating expenses	126,336	112,646	92,556

Interest income	2,076	2,125	1,592
Interest expense	(17,972)	(17,918)	(20,829)
Income from unconsolidated real estate partnerships	764	802	940
Income before income tax benefit (expense)	3,289	16,055	21,310
Income tax benefit (expense)	7,939	3,440	(319)
Income from discontinued operations, net of tax	11,228	19,495	20,991
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	404	189	(5)
Net income from discontinued operations attributable to AIR	$11,632	$19,684	$20,986

Through December 15, 2020, we incurred transaction costs of $57.0 million related to the Separation, all of which are reflected in other expenses, net on our consolidated statement of operations for the year ended December 31, 2020. Transaction costs primarily consist of third-party advisory, consulting, legal and professional services, as well as other items that are incremental in nature and that were specifically related to the Separation.

After the Separation, we and the Spinnee are operating as two, focused and independent companies. We entered into various separation and transition services agreements with the Spinnee that provide for a framework of our relationship with the Spinnee after the Separation, including: (i) a separation agreement setting forth the mechanics of the Separation, the key provisions relating to the separation of our assets and liabilities from those of the Spinnee, and certain organizational matters and conditions; (ii) an employee matters agreement to allocate liabilities and responsibilities relating to employment matters, teammate compensation, and benefits plans and programs, and other related matters; (iii) Property Management Agreements pursuant to which we will provide property management and related services at a majority of the properties owned or leased by the Spinnee in exchange for a fee based on an agreed percentage of revenue collected; (iv) Master Services Agreement pursuant to which we will provide the Spinnee with customary administrative and support services on an ongoing basis in exchange for payment for the fully-burdened costs (including internal allocated costs); and (v) a Master Leasing Agreement pursuant to which the Spinnee may enter into leases with us pursuant to which the Spinnee, at its option, may redevelop, develop, or lease-up apartment communities. The Property Management Agreement, the Master Service Agreement, and the Master Lease Agreement may be terminated in accordance with the respective agreements.

The Master Leasing Agreement governs any future leasing arrangements between us and the Spinnee. The initial term of the Master Leasing Agreement is 18 months, with automatic annual extensions (subject to each party’s right to terminate upon notice prior to the end of any such extension term). The initial annual rent for any leased property is based a calculation derived from the then-current fair market value of the subject property and market NOI cap rates, subject to certain adjustments, and is further subject to periodic escalation as set forth in the applicable lease, and the other terms thereof, including the initial term and extensions on an arm’s-length basis, as defined in the Master Lease Agreement. The Spinnee has the right to terminate any such lease prior to the end of its term once the leased property is stabilized. In connection with an early termination, we have an option to pay the Spinnee an amount equal to the difference between the then-current fair market value of such property and the initial fair market value of such property at the time of the lease inception, at a small discount. If we do not exercise an option, the Spinnee will have the right to sell the property to a third party with us guaranteed to receive an amount equal to the fair market value of the property at the time of the lease inception, or the Spinnee may elect to purchase the property at a purchase price equal to the fair market value thereof at the time of lease inception (and may subsequently sell the property to a third party, subject to our right of first refusal during the first year following the Spinnee’s acquisition). On January 1, 2021, the Master Lease Agreement commenced and we had four redevelopment properties leased to the Spinnee.

Note 5 — Leases

Lessor Arrangements

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and commercial tenants primarily for utility reimbursements. Our total lease income, included in continuing operations, was comprised of the following amounts for all operating leases for the year ended December 31, 2020 (in thousands):

	2020	2019
Fixed lease income	$677,060	$722,146
Variable lease income	43,588	46,494
Straight-line rent write-off (1)	(2,850)	—
Total lease income	$717,798	$768,640

(1) We monitor the collectability of all unpaid rent amounts. The onset of COVID-19 and the anticipated economic slowdown resulted in a $2.9 million write-off of accrued straight-line rent during the year ended December 31, 2020.

In response to the economic effects of the COVID-19 pandemic and governmental lockdowns, many jurisdictions where our communities are located have enacted protections for residents and commercial tenants, including government-mandated rent deferrals, rent freezes, repayment extensions, fee abatement measures or concessions, and prohibitions on lease terminations or evictions for tenants. Some states and municipalities are also implementing rental assistance programs and encouraging landlord-tenant negotiations.

On April 10, 2020, the FASB issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions, including deferrals or reductions of future lease payments. Consequently, in accordance with the Staff Q&A issued by the FASB, we may elect to record rent relief when granted rather than over the remaining term of the lease.

In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. Future minimum annual rental payments we are contractually obligated to receive under commercial leases, excluding such extension options, are as follows as of December 31, 2020 (in thousands):

2021	$13,184
2022	13,488
2023	12,584
2024	11,170
2025	9,513
Thereafter	47,476
Total	$107,415

Generally, our residential leases do not provide extension options and, as of December 31, 2020, have an average remaining term of 8.5 months.

Commencing on January 1, 2021, we had leased four redevelopment properties to Aimco, resulting in $25.3 million of expected 2021 lease payments. The lease payments related to the four redevelopment properties have not been included in the table above.

Lessee Arrangements

Beginning in 2019, we recognize right of use assets and related lease liabilities, which are included in other assets and accrued liabilities and other, respectively, in our consolidated balance sheets. We estimated the value of the lease liabilities using a discount rate equivalent to the rate we would pay on a secured borrowing with similar terms to the lease. On October 1, 2019, we revised our estimate of the incremental borrowing rate, which resulted in a reduction of our right of use assets and related lease liabilities for ground leases. The adjustment recorded to our right of use assets and lease liabilities did not impact our consolidated statements of operations.

Substantially all of the payments under our ground and office leases are fixed. We exclude options to extend the lease in our minimum lease terms unless the option is reasonably certain to be exercised. Our total lease cost for ground and office leases for the years ended December 31, 2020, 2019, and 2018 was $8.0 million, $10.7 million, and $5.1 million, respectively.

As of December 31, 2020, the ground and office leases have weighted-average remaining terms of 73.3 years and 7.6 years, respectively, and weighted-average discount rates of 6.6% and 3.6%, respectively. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in accrued liabilities and other in our consolidated balance sheets, are as follows (in thousands):

Operating Lease Future Minimum Rent
2021	$4,548
2022	4,280
2023	3,727
2024	3,749
2025	3,770
Thereafter	421,228
Total	$441,302
Less: Discount	(385,933)
Total lease liability	$55,369

The table above excludes certain office leases which were retained by the Spinnee concurrent with the Separation and are included in discontinued operations. Of the total lease liability as of December 31, 2020, $44.2 million of the balance relates to our ground leases, with the remainder relating to our office leases.

Note 6 — Non-Recourse Property Debt and Credit Agreement

Non-Recourse Property Debt

We finance apartment communities in our portfolio primarily using property-level, non-recourse, long-dated, fixed-rate, amortizing debt. The following table summarizes non-recourse property debt as of December 31, 2020 and 2019 (dollars in thousands):

				Outstanding Balance as of December 31,
	Latest Maturity Date	Interest Rate Range	Weighted-Average Interest Rate	2020	2019
Fixed-rate property debt	January 1, 2055	2.42% to 6.01%	3.55%	$3,631,588	$3,740,648
Variable-rate property debt	July 13, 2033	1.09% to 1.15%	1.12%	14,505	14,505
Total non-recourse property debt				3,646,093	3,755,153
Debt issuance costs, net of accumulated amortization				(17,857)	(17,348)
Non-recourse property debt, net				$3,628,236	$3,737,805

Principal and interest on fixed-rate debt are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. As of December 31, 2020, our fixed-rate property debt was secured by 57 apartment communities that had an aggregate net book value of $3.7 billion.

Principal and interest on variable-rate debt are generally payable in semi-annual installments with balloon payments due at maturity. As of December 31, 2020, our variable-rate property debt was secured by three apartment communities that had an aggregate net book value of $14.5 million.

These non-recourse property debt instruments contain covenants common to the type of borrowing, and as of December 31, 2020, we were in compliance with all such covenants.

As of December 31, 2020, the scheduled principal amortization and maturity payments for the non-recourse property debt were as follows (in thousands):

	Amortization	Maturities	Total
2021	$67,922	$35,848	$103,770
2022	68,836	201,264	270,100
2023	63,939	160,670	224,609
2024	63,112	154,685	217,797
2025	57,883	355,013	412,896
Thereafter	322,412	2,094,509	2,416,921
Total	$644,104	$3,001,989	$3,646,093

Credit Agreement

On December 15, 2020, in connection with the Separation, we decreased the maximum borrowing capacity of our revolving credit facility from $800.0 million to $600.0 million, reflecting reduced borrowing needs with the elimination of redevelopment and development projects. In addition to the revolving credit facility, our credit agreement also includes a $350.0 million term loan, which was secured on April 20, 2020. The loan matures on April 20, 2021, includes a one-year extension option, and currently bears interest at a 30-day LIBOR plus 1.60%, with a 50 basis point LIBOR floor. Proceeds from the loan were used primarily to repay borrowings on our revolving credit facility.

Borrowings against our revolving credit facility bear interest at a rate set forth on a pricing grid, which rate varies based on our credit rating as assigned by specified rating agencies (LIBOR plus 1.00%, or, at our option, a base rate plus 0.0% as of December 31, 2020). Swing line loans will bear interest at the base rate plus the applicable margin. The revolving credit agreement matures on January 22, 2022. As of December 31, 2020 and 2019, we had $265.6 million and $275.0 million, respectively, of outstanding borrowings under our revolving credit facility. The interest rate on our outstanding borrowings was 1.46% and 3.00% as of December 31, 2020 and 2019, respectively. As of December 31, 2020, after outstanding borrowings and $23.7 million of undrawn letters of credit backed by the revolving credit facility, our available borrowing capacity was $310.7 million.

We have agreed to maintain a fixed charge coverage ratio of 1.40x, as well as other covenants customary for similar revolving credit arrangements. We expect to remain in compliance with these covenants. Our credit agreement provides that we may make distributions to our investors during any four consecutive quarters in an aggregate amount that does not exceed the greater of 95% of our funds from operations, as defined by NAREIT, for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain AIR’s REIT status.

Note 7 — Commitments and Contingencies

Commitments

We have entered into various construction-related contracts. As of December 31, 2020, our commitments under these contracts totaled approximately $18.0 million. The duration of these commitments is expected to be less than 24 months.

We enter into certain commitments for future purchases of goods and services in connection with the operations of our apartment communities. Those commitments generally have terms of one year or less and reflect expenditure levels comparable to our historical expenditures.

Legal Matters

In addition to the matters described below, we are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which are covered by our general liability insurance program, and none of which we expect to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Environmental

Various federal, state and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur or for personal injury, disease, disability or other infirmities related to the alleged presence of hazardous materials. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or apartment communities we no longer own or operate.

We are engaged in discussions with the Environmental Protection Agency (“EPA”), regarding contaminated groundwater near an Indiana apartment community that has not been owned by us since 2008, for which we have recognized a contingent liability. The contamination allegedly derives from a dry cleaner that operated on our former property, prior to our ownership. We undertook a voluntary remediation of the dry cleaner contamination under state oversight. In 2016, EPA listed our former community and a number of residential communities in the vicinity on the National Priorities List (“NPL”) (i.e., as a Superfund site). In May 2018, we prevailed on our federal judicial appeal vacating the Superfund listing. We continue to work with EPA to formulate an agreed order to reimburse EPA costs and finish clean up of the site outside the Superfund program. Although the outcome of this process is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

We have a contingent liability related to a property in Lake Tahoe, California. An entity owned by us was the former general partner of a now-dissolved partnership that previously owned a site where a laundromat, with a self-service dry-cleaning machine, operated. That entity and the current property owner have been remediating the site since 2009, under the oversight of the Lahontan Regional Water Quality Control Board (“Lahontan”). In May 2017, Lahontan issued a final cleanup and abatement order that names four potentially-responsible parties, acknowledges that there may be additional responsible parties, and requires the named parties to perform additional groundwater investigation and corrective actions with respect to onsite and offsite contamination. We appealed the final order, and on June 1, 2020, the court vacated the Order against us. However, there are still civil suits pending related to this contingent liability. Although the outcome of this process is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

For legal liabilities that relate to occurrences prior to the Separation, including environmental liabilities related to properties that were no longer owned by AIR’s Predecessor or AIR at the time of the Separation, pursuant to the terms of the Separation Agreement, the operating partnership of the Spinnee will be responsible for the first $17.5 million of such liabilities, in the aggregate, and AIR Operating Partnership will be responsible for any such liabilities in excess of $17.5 million.

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of December 31, 2020, are immaterial to our consolidated financial statements.

Note 8 — AIR Equity

On December 14, 2020, our Board of Directors amended and restated our charter. Immediately following the Separation, our Board of Directors is authorized to issue up to 1,021,175,000 shares of common stock and 1,000,000 shares of preferred stock.

We completed the Separation, which was effected by way of a pro rata distribution, in which stockholders received one share of AIR common stock for every one share of Aimco common stock held as of the close of business on the record date.

Common Stock

During the years ended December 31, 2020, 2019, and 2018, we declared regular quarterly cash dividends per common share of $0.41, $0.39, and $0.38, respectively, excluding dividends declared as part of the special dividend.

On January 28, 2021, our Board of Directors declared quarterly cash dividends of $0.43 per share of AIR Common Stock. This amount is payable on February 26, 2021, to stockholders of record on February 12, 2021.

2020 Special Stock Dividend and Reverse Stock Split

2020 property sales, including the California joint venture, generated taxable gains in excess of our regular quarterly dividend. On October 21, 2020, the Board of Directors of AIR’s Predecessor declared a special dividend and reverse stock split on its Common Stock in which every 1.23821 common share was combined into one common share, effective on the close of business on November 30, 2020. The special dividend consisted of $121.8 million in cash and 35.4 million shares of AIR’s Predecessor Common Stock. The special dividend was paid on November 30, 2020 to stockholders of record as of November 4, 2020. The special dividend amount of $0.82 per share included the regular quarterly cash dividend for the fourth quarter of 2020 and accelerated into 2020 what would have been AIR’s Predecessor’s first regular quarterly cash dividend for 2021.

2019 Special Stock Dividend and Reverse Stock Split

On February 3, 2019, our Board of Directors authorized a reverse stock split, in which every 1.03119 then AIR’s Predecessor common share was combined into one common share, effective at the close of business on February 20, 2019. On the same date, our Board of Directors also declared a special dividend on the Common Stock that consisted of $67.1 million in cash, 4.5 million shares of Common Stock, and $0.4 million of cash paid in lieu of issuing fractional units. We paid the special dividend on March 22, 2019, to stockholders of record as of February 22, 2019. The special dividend amount included the regular quarterly cash dividend of $0.39 per share.

As a result of the 2020 and 2019 reverse stock splits, the total number of shares outstanding after the stock dividend and reverse split was unchanged from the number of shares outstanding immediately prior to the two actions.

Preferred Stock

As of December 31, 2020, we had a single class of perpetual preferred stock outstanding, our Class A Preferred Stock, with twenty shares issued and outstanding and a balance of $2.0 million. The Preferred Stock was issued in connection with the Separation.

Our Class A Preferred Stock has a $0.01 per share par value, is senior to our Common Stock, has a liquidation preference per share of $100.0 thousand and is redeemable at our option on or after December 15, 2025. The holders of Preferred Stock are generally not entitled to vote on matters submitted to stockholders. Dividends in an amount per share equal to 8.5% per annum are subject to declaration by our Board of Directors.

Note 9 —Partners’ Capital

Separation from Aimco

On December 15, 2020, AIR Operating Partnership completed the Separation, which was effected through a pro rata distribution of all of the outstanding common limited partnership units of Aimco Operating Partnership to holders of AIR Operating Partnership common limited partnership units and AIR Operating Partnership Class I High Performance partnership units as of the close of business on December 5, 2020. Stockholders of AIR’s Predecessor received one share of Class A common stock of AIR for every one share of Class A common stock of AIR’s Predecessor held as of the close of business on the record date, and received cash in lieu of fractional shares of Class A common stock of AIR.

Partnership Preferred Units Owned by AIR

At December 31, 2020, AIR Operating Partnership had Class A outstanding preferred units similar to AIR’s Preferred Stock discussed in Note 8. All Class A Partnership Preferred Units are senior to the AIR Operating Partnership common partnership units. Distributions on all Partnership Preferred Units are subject to being declared by the General Partner. The Partnership Preferred Units are redeemable by the AIR Operating Partnership only in connection with a concurrent redemption by AIR of the corresponding AIR Preferred Stock held by unrelated parties.

Redeemable Preferred OP Units

The AIR Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of December 31, 2020 and 2019, the AIR Operating Partnership had the following classes of preferred OP Units (stated at their redemption values, in thousands, except unit and per unit data):

	Distributions per Annum		Units Issued and Outstanding		Redemption Values
Class of Preferred Units	Percent	Per Unit	2020	2019	2020	2019
Class One	8.75%	$8.00	90,000	90,000	$8,229	$8,229
Class Two	1.92%	$0.48	11,122	11,122	278	278
Class Three	7.88%	$1.97	1,313,927	1,338,524	32,848	33,463
Class Four	8.00%	$2.00	644,954	644,954	16,124	16,124
Class Six	8.50%	$2.13	773,693	773,693	19,342	19,342
Class Seven	7.87%	$1.97	26,150	26,150	654	654
Class Nine	6.00%	$1.50	78,956	78,956	1,974	1,974
Class Ten	6.00%	$1.50	—	680,000	—	17,000
Total			2,938,802	3,643,399	$79,449	$97,064

Each class of preferred OP Units is currently redeemable at the holders’ option. The AIR Operating Partnership, at its sole discretion, may settle such redemption requests in cash or cause AIR to issue shares of its Common Stock with a value equal to the redemption price. In the event the AIR Operating Partnership requires AIR to issue shares of Common Stock to settle a redemption request, the AIR Operating Partnership would issue to AIR a corresponding number of common OP Units. The AIR Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Subject to certain conditions, the Class Four and Class Six preferred OP Units may be converted into common OP Units.

These redeemable units are classified within temporary equity in AIR’s consolidated balance sheets and within temporary capital in the AIR Operating Partnership’s consolidated balance sheets.

During the years ended December 31, 2020, 2019, and 2018, approximately 705,000, 169,000 and 10,000 preferred OP Units, respectively, were redeemed in exchange for cash, and no preferred OP Units were redeemed in exchange for shares of AIR Common Stock or common OP Units.

The following table presents a reconciliation of the AIR Operating Partnership’s preferred OP Units during the year ended December 31, 2020 (in thousands):

2020
Balance at January 1	$97,064
Preferred distributions	(7,019)
Redemption of preferred units and other	(17,615)
Net income	7,019
Balance at December 31	$79,449

AIR Operating Partnership Partners’ Capital

Common Partnership Units

In the AIR Operating Partnership’s consolidated balance sheets, the common partnership units held by AIR are classified within Partners’ Capital as General Partner and Special Limited Partner capital and the common OP Units are classified within Limited Partners’ capital. In AIR’s consolidated balance sheets, the common OP Units are classified within permanent equity as common noncontrolling interests in the AIR Operating Partnership.

Common partnership units held by AIR are not redeemable whereas common OP Units are redeemable at the holders’ option, subject to certain restrictions, on the basis of one common OP Unit for either one share of Common Stock or cash equal to the fair value of a share of Common Stock at the time of redemption. AIR has the option to deliver shares of Common Stock in exchange for all or any portion of the common OP Units tendered for redemption. When a limited partner redeems a common OP Unit for Common Stock, Limited Partners’ capital is reduced and the General Partner and Special Limited Partners’ capital is increased.

During the years ended December 31, 2020, 2019, and 2018, approximately 64,000, 129,000 and 224,000 common OP Units, respectively, were redeemed in exchange for cash. During the years ended December 31, 2020 and 2019, 159,000 and 127,000 common OP Units were redeemed in exchange for shares of Common Stock. No common OP Units were redeemed in exchange for AIR Common Stock during the year ended December 31, 2018.

The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. During the years ended December 31, 2020, 2019, and 2018, the Aimco Operating Partnership declared regular quarterly distributions per common unit of $0.41, $0.39 and $0.38, respectively, excluding distributions declared as part of the special distribution.

On October 21, 2020, the Board of Directors authorized a reverse unit split and special distribution in the same form and with the same timing as the reverse stock split and special dividend discussed in Note 8 above. The special distribution to the holders of Aimco Operating Partnership common partnership units consisted of $128.7 million in cash and 35.4 million common partnership units. Total common partnership units outstanding prior to and following both transactions was unchanged.

On February 3, 2019, the Board of Directors authorized a reverse unit split and special distribution on the same form and with the same timing as the reverse stock split and special dividend discussed in Note 8 above. The special distribution to the holders of Aimco Operating Partnership common partnership units consisted of $72.7 million in cash, 4.8 million common partnership units and $0.4 million of cash paid in lieu of issuing fractional units. Total common partnership units outstanding prior to and following both transactions was unchanged.

Note 10 — Share-Based Compensation

We have a stock award and incentive program to attract and retain officers and independent directors. On December 15, 2020, we adopted our 2020 Stock Award and Incentive Plan (the “Plan”). As of December 31, 2020, approximately three million shares were available for issuance under the Plan. The total number of shares available for issuance under this plan may increase due to any forfeiture, cancellation, exchange, surrender, termination or expiration of an award outstanding under the Plan. Awards under the Plan may be in the form of incentive stock options, non-qualified stock options, or other types of awards as authorized under the Plan.

We grant stock options and restricted stock awards that are subject to time-based vesting and require continuous employment, typically over a period of four years from the grant date, and we refer to these awards as Time-Based Stock Options and Time-Based Restricted Stock, respectively. We also grant stock options, restricted stock awards, and two forms of long-term incentive partnership units (“LTIP units”), that vest conditioned on AIR’s total shareholder return (“TSR”), relative to the NAREIT Equity Apartment Index (60% weighting) and the MSCI US REIT Index (40% weighting) over a forward-looking performance period of three years. We refer to these awards as TSR Stock Options, TSR Restricted Stock, TSR LTIP I units, and TSR LTIP II units. Vested LTIP II units may be converted at the holders’ option to LTIP Units for a strike price over a term of 10 years. Earned TSR-based awards, if any, will vest 50% on each of the third anniversary and fourth anniversary of the grant date, based on continued employment. Our Time-Based Stock Options and TSR Stock Options expire generally 10 years from the date of grant.

We recognize compensation cost associated with Time-Based awards ratably over the requisite service periods, which are typically four years. We recognize compensation cost related to the TSR-based awards, which have graded vesting periods, over the requisite service period for each separate vesting tranche of the award, commencing on the grant date. The value of the TSR-based awards takes into consideration the probability that the market condition will be achieved; therefore previously recorded compensation cost is not adjusted in the event that the market condition is not achieved and awards do not vest.

We had Time-Based Stock Options, Time-Based Restricted Stock, TSR Stock Options, TSR Restricted Stock, TSR LTIP I units, Time-Based LTIP I units, and TSR LTIP II units outstanding as of December 31, 2020. The annual activity related to our stock and unit awards are immaterial.

In connection with the Separation, we entered into an Employee Matters Agreement to modify all outstanding stock and unit awards granted to the teammates of AIR’s Predecessor. Under the agreement, holders of AIR’s Predecessor stock and unit awards received AIR stock and unit awards. Generally, AIR awards retain the same terms and vesting conditions as the original AIR’s Predecessor awards. Holders of AIR’s Predecessor TSR stock options and TSR LTIP II awards, will have modified exercise price adjusted by a ratio specified in the Employee Matters Agreement.

Following the Separation, compensation expense related to replacement awards for the teammates retained by Aimco is recognized by Aimco. The compensation expense related to replacement awards for teammates of AIR is recognized by AIR.

Our plans are administered by the Compensation and Human Resources Committee of the Board of Directors. In the case of stock options, the exercise price of the options granted may not be less than the fair market value of a share of Common Stock at the date of grant.

Total compensation cost recognized for share-based awards was as follows for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Share-based compensation expense (1)	$8,295	$8,146	$8,550
Capitalized share-based compensation (2)	946	962	1,215
Total share-based compensation (3)	$9,241	$9,108	$9,765

(1)	Amounts are recorded in general and administrative expenses on the consolidated statements of operations.
(2)	Amounts are recorded in building and improvements on the consolidated balance sheets.
(3)

Amounts are recorded in additional paid-in capital and common noncontrolling interests in the AIR Operating Partnership on the AIR consolidated balance sheets, and in general partner and special limited partner and limited partners on the AIR Operating Partnership consolidated balance sheets.

As of December 31, 2020, total unvested compensation cost not yet recognized was $9.9 million. We expect to recognize this compensation over a weighted-average period of approximately 1.6 years.

TSR and Time-Based Stock Options

As of December 31, 2020, we had stock options outstanding of 827,853, which had an aggregate intrinsic value of $3.1 million and a weighted-average remaining contractual term of 4.8 years. We had 733,942 of stock options exercisable as of December 31, 2020, which had an aggregate intrinsic value of $2.9 million and a weighted-average remaining contractual term of 4.9 years. The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. These options will be settled in Aimco and AIR common stock in accordance with the Employee Matters Agreement.

During 2020, we granted TSR Stock Options with a weighted-average grant date fair value of $8.15.

Time-Based Restricted Stock Awards

As of December 31, 2020, we had 94,663 shares unvested at a weighted-average grant date fair value of $45.51. The aggregate fair value of Time-Based Restricted Stock awards and TSR Restricted Stock awards that vested during the years ended December 31, 2020, 2019, and 2018 was $7.5 million, $13.7 million and $8.4 million, respectively. These units will be settled in Aimco and AIR common stock in accordance with the Employee Matters Agreement.

TSR Restricted Stock Awards

As of December 31, 2020, we had 222,848 of shares unvested based on the target performance payout, at a weighted-average grant date fair value of $49.43. These shares will be settled in Aimco and AIR common stock in accordance with the Employee Matters Agreement.

TSR LTIP II Units

     As of December 31, 2020, we had 1,112,342 of TSR LTIP II units outstanding, at a weighted-average grant date fair value of $9.58. These units will be settled in Aimco and AIR units in accordance with the Employee Matters Agreement.

Determination of Grant-Date Fair Value of Awards

Options are granted with an exercise price at the fair market value of our common stock on the date of grant and, subject to employment, which is generally 10 years from the date of grant. Factors considered are the simulated stock price as well as total shareholder return relative to both the NAREIT Equity Apartment Index and the MSCI US REIT Index.

We estimated the fair value of TSR-based awards granted in 2020, 2019, and 2018 using a Monte Carlo model with the assumptions set forth in the table below.

The risk-free interest rate reflects the annualized yield of a zero coupon United States Treasury security with a term equal to the expected term of the awards. The expected dividend yield reflects expectations regarding cash dividend amounts per share paid on our Common Stock during the expected term of the awards. Expected volatility reflects an average of the historical volatility of our Common Stock during the historical period commensurate with the expected term of the award that ended on the date of grant, and the implied volatility is calculated from observed call option contracts closest to the expected term. The derived vesting period of TSR Restricted Stock and TSR LTIP I units was determined based on the graded vesting terms. The expected term of the TSR-options and TSR LTIP II units was based on historical exercises and post-vesting terminations. The valuation assumptions for the 2020, 2019, and 2018 grants were as follows:

	2020	2019	2018
Grant date market value of a common share	$53.26	$49.24	$40.95
Risk-free interest rate	1.48% - 1.58%	2.59% - 2.66%	2.32% - 2.68%
Dividend yield	2.93%	3.09%	3.52%
Expected volatility	15.82% - 16.84%	19.08% - 19.24%	17.64% - 18.02%
Derived vesting period of TSR Restricted Stock and TSR LTIP I units	3.5 years	3.4 years	3.4 years
Weighted average expected term of TSR Stock Options and LTIP II units	5.9 years	5.8 years	5.6 years

The grant date fair value for the Time-Based awards reflects the closing price of a share of our Common Stock on the grant date.

Note 11 — Income Taxes

During the year ended December 31, 2020, and consistent with AIR’s simplified business structure and strategy, we have elected to treat one of our taxable subsidiaries as a REIT under the Code, commencing with its initial taxable year ended December 31, 2021. As a result, AIR will incur less income taxes on a consolidated basis, providing more cash for distributions and other corporate uses.

As a REIT, this subsidiary will generally be allowed a deduction for dividends that it pays, and therefore, will not be subject to United States federal corporate income tax on the taxable income that is currently distributed to stockholders, however, may be subject to certain state gross income and franchise taxes, as well as taxes on any undistributed income and federal and state corporate taxes on any income earned.

The income tax effects of a REIT conversion for financial reporting purposes are reflected in the period in which all significant actions necessary to qualify as a REIT are completed and the entity has committed to becoming a REIT, including (i) obtaining approval from the appropriate parties; (ii) purging through a distribution to stockholders any accumulated earnings and profits from its operations as a C corporation; and (iii) having any remaining actions for the entity to achieve REIT status be perfunctory legal and administrative matters. The only remaining action for this subsidiary to achieve REIT status is to file its federal income tax return for tax year ended December 31, 2021 as a REIT on its required filing date. All significant actions necessary to qualify as a REIT were met as of December 31, 2020, and as such its deferred tax assets and liabilities as of that date were adjusted to reflect a tax rate of zero percent, resulting in the elimination of its deferred tax assets and liabilities as of December 31, 2020.

Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax liabilities:
Real estate and real estate partnership basis differences	$(13)	$—
Deferred tax assets:
Real estate and real estate partnership basis differences	—	17,316
Tax credit carryforwards	—	53,776
Net operating, capital, and other loss carryforwards	—	6,147
Accruals and expenses	—	6,138
Management contracts and other	—	1,905
Total deferred tax assets	—	85,282
Valuation allowance	—	(4,766)
Net deferred tax (liabilities) assets	$(13)	$80,516

As of December 31, 2020, net deferred tax liabilities were presented in accrued liabilities and other in our consolidated balance sheets. As of December 31, 2019, net deferred tax assets were presented in other assets in our consolidated balance sheets.

A reconciliation of the beginning and ending balance of our unrecognized tax benefits is presented below (in thousands):

	2020	2019	2018
Balance at January 1	$5,080	$2,618	$2,476
Additions based on tax position taken in current year (1)	(4,625)	2,758	—
Additions based on tax positions related to prior years	(218)	226	142
Reductions as a result of a lapse of the applicable statutes	4,203	(522)	—
Balance at December 31	$4,440	$5,080	$2,618
(1)	Reduction in unrecognized tax benefit for the year ended December 31, 2020, is related to tax positions taken as a result of the Separation.

Because the statute of limitations has not yet elapsed, our United States federal income tax returns for the year ended December 31, 2017, and subsequent years and certain of our state income tax returns for the year ended December 31, 2017, and subsequent years are currently subject to examination by the IRS or other taxing authorities. If recognized, the unrecognized benefit would affect the effective rate.

Our policy is to include any interest and penalties related to income taxes within the income tax line item in our consolidated statements of operations.

Significant components of the income tax benefit or expense are as follows and are classified within income tax benefit in our consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Current:
Federal	$6,271	$5,204	$11,269
State	8,637	8,558	10,218
Total current	14,908	13,762	21,487
Deferred:
Federal	(7,691)	(8,575)	(29,243)
State	(2,694)	(4,882)	(5,590)
Revaluation of deferred taxes due to change in tax rate	90,914	—	—
Total deferred	80,529	(13,457)	(34,833)
Total expense (benefit)	$95,437	$305	$(13,346)

Consolidated income from continuing operations or loss from continuing operations subject to tax consists of pretax income or loss from the continuing operations of our TRS entities and income and gains retained by the continuing operations of the REIT. For the years ended December 31, 2020, 2019, and 2018, we had consolidated net loss from continuing operations subject to tax of $16.7 million, net loss from continuing operations subject to tax of $13.5 million, and net income from continuing operations subject to tax of $133.3 million, respectively.

The reconciliation of income tax attributable to continuing operations computed at the United States statutory rate to income tax benefit is shown below (dollars in thousands):

	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
Tax (benefit) provision at United States statutory rates on consolidated income or loss from continuing operations subject to tax	$(3,516)	21.0%	$(2,836)	21.0%	$33,296	21.0%
State income tax expense, net of federal tax (benefit) expense	(1,964)	11.7%	3,935	(29.1%)	11,933	7.7%
Effect of permanent differences	434	(2.6%)	(139)	1.0%	302	0.2%
Tax effect of intercompany transactions (1)	—	—%	—	—%	(33,250)	(21.0%)
Tax credits	(296)	1.8%	(667)	4.9%	(6,897)	(4.4%)
Tax reform revaluation	—	—%	—	—%	288	0.2%
Decrease in valuation allowance	—	—%	(164)	1.2%	(20,434)	(12.9%)
Separation	7,596	(45.4%)	—	—%	—	—%
TRS REIT election (2)	90,914	(543.1%)	—	—%	—	—%
Other	2,269	(13.6%)	176	(1.3%)	1,416	0.9%
Total income tax expense (benefit)	$95,437	(570.2%)	$305	(2.3%)	$(13,346)	(8.3%)
(1)

Effective January 1, 2017, we adopted a new accounting standard applicable to intercompany asset transfers. 2018 includes the tax benefit to establish the initial deferred tax asset from the intercompany transfer of a portion of the Asset Management business between the AIR Operating Partnership and TRS entities.

(2)

Consistent with our simplified business structure and strategy, we have elected to treat one of our taxable subsidiaries as a REIT, resulting in the non-cash removal of deferred tax asset balances for the year ended December 31, 2020.

For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, capital gains, qualified dividends, unrecaptured Section 1250 gains, and return of capital, or a combination thereof. For the years ended December 31, 2020, 2019, and 2018, dividends per share held for the entire year were estimated to have the following tax attributes:

	2020		2019		2018
(unaudited)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$2.41	6.0%	$0.66	20.7%	$0.51	33.4%
Capital gains	15.00	37.4%	1.29	40.4%	0.93	61.2%
Qualified dividends	0.48	1.2%	0.66	20.7%	—	—%
Unrecaptured Section 1250 gain	6.74	16.8%	0.58	18.2%	0.08	5.4%
Return of capital	15.49	38.6%	—	—%	—	—%
Total	$40.12	100.0%	$3.19	100.0%	$1.52	100.0%

Note 12 — Earnings per Share and per Unit

AIR and the AIR Operating Partnership calculate basic earnings per common share and basic earnings per common unit based on the weighted-average number of shares of Common Stock and common partnership units outstanding. We calculate diluted earnings per share and diluted earnings per unit taking into consideration dilutive common stock and common partnership unit equivalents and dilutive convertible securities outstanding during the period.

Our common stock and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in AIR’s issuance of additional shares and the AIR Operating Partnership’s issuance to AIR of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested TSR Restricted Stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and common partnership units outstanding equal to the number of the shares that vest. Common partnership unit equivalents also include unvested long-term incentive partnership units. We include in the denominator securities with dilutive effect in calculating diluted earnings per share and per unit during these periods.

Our Time-Based Restricted Stock awards receive non-forfeitable dividends similar to shares of Common Stock and common partnership units prior to vesting, and our TSR LTIP I units and TSR LTIP II units receive non-forfeitable distributions based on specified percentages of the distributions paid to common partnership units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method.

In our consolidated statement of operations, noncontrolling interest in consolidated real estate partnerships is related to both continuing and discontinuing operations. For purposes of our earnings per share calculation, we have appropriately allocated the noncontrolling interest in consolidated real estate partnerships for all periods presented. Please refer to Note 4 for detail of noncontrolling interest in consolidated real estate partnerships associated with discontinued operations.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the years ended December 31, 2020, 2019, and 2018 are as follows (in thousands, except per share and per unit data):

	Year Ended December 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted Earnings per Share:
Loss from continuing operations attributable to AIR	$(115,961)	122,446	$(0.94)
Income from discontinued operations attributable to AIR	11,632	122,446	0.09
Net loss attributable to AIR common stockholders	$(104,329)	122,446	$(0.85)
Diluted Earnings per Share:
Effect of dilutive securities	—	—	—
Net loss attributable to AIR common stockholders	$(104,329)	122,446	$(0.85)

	Year Ended December 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings per Share:
Income from continuing operations attributable to AIR	$446,460	119,307	$3.75
Income from discontinued operations attributable to AIR	19,684	119,307	0.16
Net income attributable to AIR common stockholders	$466,144	119,307	$3.91
Diluted Earnings per Share:
Effect of dilutive securities	—	226	(0.01)
Net income attributable to AIR common stockholders	$466,144	119,533	$3.90

	Year Ended December 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings per Share:
Income from continuing operations attributable to AIR	$635,611	122,097	$5.21
Income from discontinued operations attributable to AIR	20,986	122,097	0.17
Net income attributable to AIR common stockholders	$656,597	122,097	$5.38
Diluted Earnings per Share:
Effect of dilutive securities	—	146	(0.01)
Net income attributable to AIR common stockholders	$656,597	122,243	$5.37

	Year Ended December 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Unit Amount
Basic and Diluted Earnings per unit:
Loss from continuing operations attributable to the AIR Operating Partnership	$(121,399)	128,775	$(0.94)
Income from discontinued operations attributable to the AIR Operating Partnership	11,632	128,775	0.09
Net loss attributable to the AIR Operating Partnership's common unitholders	$(109,767)	128,775	$(0.85)
Diluted Earnings per unit:
Effect of dilutive securities	—	—	—
Net loss attributable to the AIR Operating Partnership's common unitholders	$(109,767)	128,775	$(0.85)

	Year Ended December 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Unit Amount
Basic Earnings per unit:
Income from continuing operations attributable to the AIR Operating Partnership	$472,493	125,893	$3.75
Income from discontinued operations attributable to the AIR Operating Partnership	19,684	125,893	0.16
Net income attributable to the AIR Operating Partnership's common unitholders	$492,177	125,893	$3.91
Diluted Earnings per unit:
Effect of dilutive securities	—	271	(0.01)
Net income attributable to the AIR Operating Partnership's common unitholders	$492,177	126,164	$3.90

	Year Ended December 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Unit Amount
Basic Earnings per unit:
Income from continuing operations attributable to the AIR Operating Partnership	$669,888	128,323	$5.22
Income from discontinued operations attributable to the AIR Operating Partnership	20,986	128,323	0.16
Net income attributable to the AIR Operating Partnership's common unitholders	$690,874	128,323	$5.38
Diluted Earnings per unit:
Effect of dilutive securities	—	146	—
Net income attributable to the AIR Operating Partnership's common unitholders	$690,874	128,469	$5.38

As discussed in Note 9, the AIR Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The AIR Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of December 31, 2020, these preferred OP Units were potentially redeemable for approximately 2.1 million shares of Common Stock (based on the period end market price), or cash. The AIR Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above.

Note 13 — Fair Value Measurements

Recurring Fair Value Measurements

We measure at fair value on a recurring basis our investment in the securitization trust that holds certain of our property debt, which we classify as AFS debt securities. These investments are presented within other assets in the consolidated balance sheets. We hold several positions in the securitization trust that pay interest currently and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. These investments were acquired at a discount to face value and we are accreting the discount to the $100.9 million face value of the investments through interest income using the effective interest method over the remaining expected term of the investments, which as of December 31, 2020, was approximately 0.6 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $97.1 million and $90.0 million at December 31, 2020 and 2019, respectively.

Our investments in AFS debt securities are classified within Level 2 of the GAAP fair value hierarchy. We estimate the fair value of these investments using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. The fair value of the positions that pay interest currently typically moves in an inverse relationship with movements in interest rates. The fair value of the first loss position is primarily correlated to collateral quality and demand for similar subordinate commercial mortgage-backed securities.

During the year ended December 31, 2020, we paid an upfront premium of $12.1 million for the option to enter into an interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against our refinancing interest rate risk and is intended to mitigate interest rate increases between now and 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 1.68% strike price. The amount of future cash settlement is limited if the prevailing interest rate exceeds 2.78%. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement.

We measure at fair value on a recurring basis our interest rate option, which is presented in other assets in our consolidated balance sheets. Our interest rate option is classified within Level 2 of the GAAP fair value hierarchy, and we estimate its fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. The fair value adjustment is included in earnings in other expense, net, in our consolidated statements of operations. Changes in fair value are reflected as a non-cash transaction in adjustments to arrive at cash flows from operations, and the upfront premium is reflected in other financing in our consolidated statements of cash flows.

The following table summarizes fair value for our AFS debt securities and interest rate option as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020				2019
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
AFS debt securities	$100,151	$—	$100,151	$—	$94,251	$—	$94,251	$—
Interest rate option	$13,177	$—	$13,177	$—	$—	$—	$—	$—

Nonrecurring Fair Value Measurements

As of December 31, 2020, assets measured at fair value on a nonrecurring basis in our consolidated balance sheets consist of a real estate asset that was written down to its estimated fair value for impairment purposes. Our estimate of fair value was determined using valuations performed by third-party specialists, as well as various estimates and assumptions, the most significant being market rental rates, operating expense assumptions, and capitalization rate. These unobservable inputs are classified as Level 3 within the GAAP fair value hierarchy.  As of December 31, 2020, the fair value of the real estate asset measured on a nonrecurring basis was $34.4 million. There were no assets measured at fair value on a nonrecurring basis as of December 31, 2019. Refer to Note 2 for further detail on the non-cash impairment.

Financial Assets and Liabilities Not Measured at Fair Value

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair value as of December 31, 2020 and 2019, due to their relatively short-term nature and high probability of realization. The carrying amounts of the notes receivable from Aimco, the term loan, and the revolving credit facility also approximated their estimated fair value as of December 31, 2020, and 2019. We estimate the fair value of our non-recourse property debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality, and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of our non-recourse property debt within Level 2 of the GAAP valuation hierarchy based on the significance of certain of the observable inputs used to estimate its fair value.

The following table summarizes carrying value and fair value of our non-recourse property debt as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$3,646,093	$3,730,621	$3,755,153	$3,798,789

Note 14 — Variable Interest Entities

Consolidated Entities

AIR consolidates the AIR Operating Partnership, a VIE of which AIR is the primary beneficiary. AIR, through the AIR Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Substantially all of the assets and liabilities of AIR are that of the AIR Operating Partnership.

All of the VIEs the AIR Operating Partnership consolidates own interests in one or more apartment communities and are typically structured to generate a return for their partners through the operation and ultimate sale of the communities. The AIR Operating Partnership is the primary beneficiary in the limited partnerships in which it is the sole decision maker and has a substantial economic interest. The table below summarizes apartment community information regarding VIEs consolidated by the AIR Operating Partnership.

	As of December 31,
	2020	2019
VIEs with interests in apartment communities	5	5
Apartment communities owned by VIEs	16	5
Apartment homes in communities owned by VIEs	5,369	2,016

Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs, excluding those of the AIR Operating Partnership and those properties that remain with the Spinnee, are summarized in the table below (in thousands):

	As of December 31,
	2020	2019
Assets
Net real estate	$1,125,315	$201,425
Cash and cash equivalents	$10,548	$4,153
Restricted cash	$8,818	$2,047
Other assets	$23,870	$18,731
Liabilities
Non-recourse property debt secured by AIR communities, net	$1,278,318	$175,550
Accrued liabilities and other	$34,038	$23,780

Unconsolidated Entities

We have an interest in a partnership that owns Parkmerced Apartments, which meets the definition of a VIE. However, we are not the primary beneficiary and do not consolidate this partnership. In connection with the Separation, Aimco was allocated economic ownership of the $275.0 million mezzanine investment and the option to acquire a 30% equity interest in the partnership. The investment accrues interest at 10% per annum with a five-year term and the right to extend for a second five-year term. Subsequent to the Separation, all risks and rewards of ownership are Aimco’s. As of December 31, 2020, the investment balance of $307.4 million, primarily consisting of notes receivable, is included in other assets in AIR’s consolidated balance sheets as title has not been legally transferred. Since AIR has legally assigned all risks and rewards of ownership to Aimco, there is an equal, and offsetting liability included in accrued liabilities and other in AIR’s consolidated balance sheets. Accordingly, there is no net effect on AIR’s shareholders’ equity.

Note 15 — Business Segments

During the year ended December 31, 2020, we revised our operating segments in accordance with how our chief operating decision maker (“CODM”) evaluates our business. We now have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that: (i) are owned and managed by AIR; (ii) had reached a stabilized level of operations as of January 1, 2019, and maintained it throughout the current and the comparable prior periods; and (iii) are not expected to be sold within 12 months. Our Other Real Estate segment includes communities that do not meet the criteria to be classified as Same Store. Communities included in discontinued operations are excluded from our evaluation of segment performance, as they are no longer included in information used by our CODM.

Our CODM uses proportionate property net operating income to assess the operating performance of our communities. Proportionate property net operating income reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements, for consolidated communities. In our consolidated statements of operations, utility reimbursements are included in rental and other property revenues, in accordance with GAAP.

As of December 31, 2020, our Same Store segment included 91 apartment communities with 25,201 apartment homes and our Other Real Estate segment included eight apartment communities with 1,391 apartment homes.

The following tables present the rental and other property revenues, property operating expenses, proportionate property net operating income, and income (loss) from continuing operations before income tax benefit (expense) of our segments on a proportionate basis, excluding amounts related to communities sold or communities included in discontinued operations for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2020:
Rental and other property revenues	$655,853	$13,194	$44,370	$6,139	$719,556
Property operating expenses	182,967	9,319	31,555	25,195	249,036
Other operating expenses not allocated to segments (3)	—	—	—	488,461	488,461
Total operating expenses	182,967	9,319	31,555	513,656	737,497
Proportionate property net operating income (loss)	472,886	3,875	12,815	(507,517)	(17,941)
Other items included in income (loss) before income tax expense (4)	—	—	—	(1,194)	(1,194)
Income (loss) from continuing operations before income tax expense	$472,886	$3,875	$12,815	$(508,711)	$(19,135)

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2019:
Rental and other property revenues	$689,255	$13,731	$27,235	$40,381	$770,602
Property operating expenses	184,150	8,614	25,190	43,287	261,241
Other operating expenses not allocated to segments (3)	—	—	—	383,635	383,635
Total operating expenses	184,150	8,614	25,190	426,922	644,876
Proportionate property net operating income (loss)	505,105	5,117	2,045	(386,541)	125,726
Other items included in income (loss) before income tax expense (4)	—	—	—	363,111	363,111
Income (loss) from continuing operations before income tax expense	$505,105	$5,117	$2,045	$(23,430)	$488,837

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2018:
Rental and other property revenues	$645,917	$22,368	$25,936	$146,026	$840,247
Property operating expenses	174,708	9,863	23,842	56,311	264,724
Other operating expenses not allocated to segments (3)	—	—	—	399,377	399,377
Total operating expenses	174,708	9,863	23,842	455,688	664,101
Proportionate property net operating income (loss)	471,209	12,505	2,094	(309,662)	176,146
Other items included in income before income tax benefit (4)	—	—	—	506,120	506,120
Income from continuing operations before income tax benefit	$471,209	$12,505	$2,094	$196,458	$682,266

(1)

Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of consolidated communities in our segments, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues in our consolidated statements of operations prepared in accordance with GAAP.

(2)

Includes the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any, and the operating results of communities owned by consolidated partnerships served by our Asset Management business prior to its sale in July 2018. Also includes property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure. The write-off of straight-line rent receivables, recognized due to the impact of COVID-19 and the resulting economic impact on our commercial tenants, are included in consolidated rental and property revenues and are not included in our measurement of segment performance for the year ended December 31, 2020.
(3)

Includes property operating expenses of partnerships served by our Asset Management business prior to its sale in July 2018, depreciation and amortization, general and administrative expenses, and other operating expenses, which may include provision for real estate impairment loss and write-offs of deferred leasing commissions, which are not included in our measure of segment performance.

(4)	Includes separation costs, gain on dispositions of real estate and the Asset Management business, interest income, and interest expense.

The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	December 31, 2020	December 31, 2019
Same Store	$4,545,476	$4,692,491
Other Real Estate	636,296	478,839
Corporate and other assets (1)	1,047,506	715,230
Assets of discontinued operations	—	1,022,696
Total consolidated assets	$6,229,278	$6,909,256

(1)

Includes the assets not allocated to our segments, primarily corporate assets, assets of apartment communities which were sold or classified as held for sale as of December 31, 2020, and our notes receivable from Aimco.

For the years ended December 31, 2020, 2019, and 2018, capital additions related to our segments were as follows (in thousands):

	2020	2019	2018
Same Store	$109,461	$200,979	$218,986
Other Real Estate	219,280	162,024	71,079
Total capital additions (1)	$328,741	$363,003	$290,065

(1)	Includes amounts related to commercial properties.

Note 16 — Unaudited Summarized Consolidated Quarterly Information

AIR

AIR’s summarized unaudited consolidated quarterly information for the years ended December 31, 2020 and 2019, is provided below (in thousands, except per share amounts):
	Quarter
2020	First	Second	Third	Fourth
Total revenues	$186,043	$181,643	$178,124	$173,746
Net income (loss) from continuing operations	$4,911	$40,079	$(27,393)	$(132,169)
Net income from discontinued operations	$4,066	$3,125	$2,578	$1,459
Net income (loss) attributable to AIR common stockholders	$6,679	$39,212	$(25,046)	$(125,174)
Net income (loss) attributable to AIR per common share – basic	$0.06	$0.33	$(0.21)	$(0.96)
Net income (loss) attributable to AIR per common share – diluted	$0.06	$0.33	$(0.21)	$(0.96)

	Quarter
2019	First	Second	Third	Fourth
Total revenues	$196,447	$190,311	$192,013	$191,831
Net income from continuing operations	$285,951	$63,818	$85	$138,678
Net income from discontinued operations	$5,344	$6,178	$3,885	$4,088
Net income attributable to AIR common stockholders	$271,568	$59,234	$2,003	$133,339
Net income attributable to AIR per common share – basic	$2.33	$0.49	$0.02	$1.11
Net income attributable to AIR per common share – diluted	$2.33	$0.49	$0.02	$1.11

The AIR Operating Partnership

The AIR Operating Partnership’s summarized unaudited consolidated quarterly information for the years ended December 31, 2020 and 2019, is provided below (in thousands, except per unit amounts):

	Quarter
2020	First	Second	Third	Fourth
Total revenues	$186,043	$181,643	$178,124	$173,746
Net income (loss) from continuing operations	$4,911	$40,079	$(27,393)	$(132,169)
Net income from discontinued operations	$4,066	$3,125	$2,578	$1,459
Net income (loss) attributable to the Partnership's common unitholders	$7,047	$41,319	(26,387)	$(131,746)
Net income (loss) attributable to the Partnership's common unitholders per common unit – basic	$0.06	$0.33	$(0.21)	$(0.96)
Net income (loss) attributable to the Partnership's common unitholders per common unit – diluted	$0.06	$0.33	$(0.21)	$(0.96)

	Quarter
2019	First	Second	Third	Fourth
Total revenues	$196,447	$190,311	$192,013	$191,831
Net income from continuing operations	$285,951	$63,818	$85	$138,678
Net income from discontinued operations	$5,344	$6,178	$3,885	$4,088
Net income attributable to the Partnership's common unitholders	$286,639	$62,817	$2,138	$140,583
Net income attributable to the Partnership's common unitholders per common unit – basic	$2.33	$0.50	$0.02	$0.90
Net income attributable to the Partnership's common unitholders per common unit – diluted	$2.33	$0.50	$0.02	$0.90

APARTMENT INCOME REIT CORP.

AIMCO PROPERTIES, L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2020

(In Thousands Except Apartment Home Data)

								(2)	As of December 31, 2020
		(1)				Initial Cost		Cost Capitalized				(4)
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(5)
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances
Same Store Sales:
100 Forest Place	High Rise	Dec 1997	Oak Park, IL	1987	234	$2,664	$18,815	$10,235	$2,664	$29,050	$31,714	$(16,704)	$15,010	$33,832
182-188 Columbus Avenue	Mid Rise	Feb 2007	New York, NY	1910	32	19,123	3,300	5,629	19,123	8,929	28,052	(4,993)	23,059	13,336
1582 First Avenue	High Rise	Mar 2005	New York, NY	1900	17	4,281	752	548	4,281	1,300	5,581	(719)	4,862	2,177
21 Fitzsimons	Mid Rise	Aug 2014	Aurora, CO	2008	600	12,864	104,720	31,377	12,864	136,097	148,961	(33,121)	115,840	87,612
234 East 88th Street	Mid Rise	Jan 2014	New York, NY	1900	20	2,448	4,449	841	2,448	5,290	7,738	(1,661)	6,077	—
306 East 89th Street	High Rise	Jul 2004	New York, NY	1930	20	2,680	1,006	1,105	2,680	2,111	4,791	(1,153)	3,638	1,776
311 & 313 East 73rd Street	Mid Rise	Mar 2003	New York, NY	1904	34	5,678	1,609	604	5,678	2,213	7,891	(1,721)	6,170	—
322-324 East 61st Street	High Rise	Mar 2005	New York, NY	1900	40	6,372	2,224	1,477	6,372	3,701	10,073	(2,054)	8,019	3,266
3400 Avenue of the Arts	Mid Rise	Mar 2002	Costa Mesa, CA	1987	770	57,241	65,506	90,493	57,241	155,999	213,240	(96,067)	117,173	139,094
452 East 78th Street	High Rise	Jan 2004	New York, NY	1900	12	1,982	608	538	1,982	1,146	3,128	(534)	2,594	—
464-466 Amsterdam & 200-210 W. 83rd Street	Mid Rise	Feb 2007	New York, NY	1910	71	25,553	7,101	11,476	25,553	18,577	44,130	(6,681)	37,449	19,653
510 East 88th Street	High Rise	Jan 2004	New York, NY	1900	20	3,163	1,002	642	3,163	1,644	4,807	(788)	4,019	—
514-516 East 88th Street	High Rise	Mar 2005	New York, NY	1900	36	6,282	2,168	1,565	6,282	3,733	10,015	(2,033)	7,982	3,540
518 East 88th Street	Mid Rise	Jan 2014	New York, NY	1900	20	2,233	4,315	630	2,233	4,945	7,178	(1,592)	5,586	—
777 South Broad Street	Mid Rise	May 2018	Philadelphia, PA	2010	146	6,986	67,512	3,317	6,986	70,829	77,815	(6,896)	70,919	55,496
Avery Row	Mid Rise	Dec 2018	Arlington, VA	2013	67	8,165	21,348	2,097	8,165	23,445	31,610	(1,980)	29,630	—
Axiom	Mid Rise	Apr 2015	Cambridge, MA	2015	115	—	63,612	2,883	—	66,495	66,495	(14,037)	52,458	31,501
Bay Parc Plaza	High Rise	Sep 2004	Miami, FL	2000	474	22,680	41,847	41,403	22,680	83,250	105,930	(29,744)	76,186	75,046
Bay Ridge at Nashua	Garden	Jan 2003	Nashua, NH	1984	412	3,262	40,713	16,929	3,262	57,642	60,904	(29,360)	31,544	49,717
Bayberry Hill Estates	Garden	Aug 2002	Framingham, MA	1971	424	19,944	35,945	25,376	19,944	61,321	81,265	(33,451)	47,814	43,393
Bent Tree Apartments	Garden	Feb 2018	Centreville, VA	1986	748	46,975	113,695	30,349	46,975	144,044	191,019	(16,284)	174,735	59,777
Boston Lofts	High Rise	Apr 2001	Denver, CO	1890	158	3,446	20,589	6,501	3,446	27,090	30,536	(15,054)	15,482	—
Boulder Creek	Garden	Jul 1994	Boulder, CO	1973	221	754	7,730	19,320	754	27,050	27,804	(20,010)	7,794	37,194
Broadcast Center	Garden	Mar 2002	Los Angeles, CA	1990	279	29,407	41,244	32,598	29,407	73,842	103,249	(34,493)	68,756	94,978
Broadway Lofts	High Rise	Sep 2012	San Diego, CA	1909	84	5,367	14,442	8,187	5,367	22,629	27,996	(7,543)	20,453	11,056
Burke Shire Commons	Garden	Mar 2001	Burke, VA	1986	360	4,867	23,617	18,810	4,867	42,427	47,294	(28,554)	18,740	55,809
Calhoun Beach Club	High Rise	Dec 1998	Minneapolis, MN	1928	332	11,708	73,334	63,689	11,708	137,023	148,731	(87,464)	61,267	—
Canyon Terrace	Garden	Mar 2002	Saugus, CA	1984	130	7,508	6,601	6,592	7,508	13,193	20,701	(7,961)	12,740	—
Charlesbank Apartment Homes	Mid Rise	Sep 2013	Watertown, MA	2012	44	3,399	11,726	1,115	3,399	12,841	16,240	(3,463)	12,777	—
Chestnut Hall	High Rise	Oct 2006	Philadelphia, PA	1923	315	12,338	14,299	14,513	12,338	28,812	41,150	(13,748)	27,402	34,985
Columbus Avenue	Mid Rise	Sep 2003	New York, NY	1880	59	35,527	9,450	9,155	35,527	18,605	54,132	(13,318)	40,814	23,986
Creekside	Garden	Jan 2000	Denver, CO	1974	328	3,189	12,698	7,328	3,189	20,026	23,215	(14,096)	9,119	10,792
Crescent at West Hollywood, The	Mid Rise	Mar 2002	West Hollywood, CA	1985	130	15,765	10,215	8,683	15,765	18,898	34,663	(13,024)	21,639	38,643
Flamingo Point, Center Tower	High Rise	Sep 1997	Miami Beach, FL	2003	513	15,179	29,358	203,209	15,179	232,567	247,746	(107,729)	140,017	—
Flamingo Point, South Tower	High Rise	Sep 1997	Miami Beach, FL	1960	222	—	—	74,578	—	74,578	74,578	(12,504)	62,074	—
Four Quarters Habitat	Garden	Jan 2006	Miami, FL	1976	336	2,379	17,199	34,208	2,379	51,407	53,786	(34,722)	19,064	49,792
Foxchase	Garden	Dec 1997	Alexandria, VA	1940	2,113	15,496	96,062	63,632	15,496	159,694	175,190	(94,709)	80,481	—
Georgetown	Garden	Aug 2002	Framingham, MA	1964	207	12,351	13,168	5,068	12,351	18,236	30,587	(9,270)	21,317	—
Georgetown II	Mid Rise	Aug 2002	Framingham, MA	1958	72	4,577	4,057	2,145	4,577	6,202	10,779	(4,032)	6,747	—
Heritage Park Escondido	Garden	Oct 2000	Escondido, CA	1986	196	1,055	7,565	3,988	1,055	11,553	12,608	(7,576)	5,032	5,590
Heritage Park Livermore	Garden	Oct 2000	Livermore, CA	1988	167	—	10,209	2,157	—	12,366	12,366	(8,893)	3,473	5,810
Heritage Village Anaheim	Garden	Oct 2000	Anaheim, CA	1986	196	1,832	8,541	3,393	1,832	11,934	13,766	(7,768)	5,998	6,788
Hidden Cove	Garden	Jul 1998	Escondido, CA	1983	334	3,043	17,616	10,456	3,043	28,072	31,115	(17,083)	14,032	64,757
Hidden Cove II	Garden	Jul 2007	Escondido, CA	1986	118	12,849	6,530	5,071	12,849	11,601	24,450	(6,061)	18,389	25,183
Hillcreste	Garden	Mar 2002	Century City, CA	1989	315	35,862	47,216	15,897	35,862	63,113	98,975	(31,011)	67,964	60,310
Horizons West Apartments	Mid Rise	Dec 2006	Pacifica, CA	1970	78	8,887	6,377	3,562	8,887	9,939	18,826	(4,666)	14,160	—
Hunt Club	Garden	Sep 2000	Gaithersburg, MD	1986	336	17,859	13,149	12,592	17,859	25,741	43,600	(16,198)	27,402	—
Indian Oaks	Garden	Mar 2002	Simi Valley, CA	1986	254	24,523	15,801	11,439	24,523	27,240	51,763	(15,790)	35,973	58,955
Indigo	High Rise	Aug 2016	Redwood City, CA	2016	463	26,932	296,116	5,569	26,932	301,685	328,617	(46,343)	282,274	182,161
Island Club	Garden	Oct 2000	Oceanside, CA	1986	592	18,027	28,654	20,499	18,027	49,153	67,180	(32,779)	34,401	91,631
Latrobe	High Rise	Jan 2003	Washington, D.C.	1980	175	3,459	9,103	13,196	3,459	22,299	25,758	(14,426)	11,332	25,462
Laurel Crossing	Garden	Jan 2006	San Mateo, CA	1971	418	49,474	17,756	15,114	49,474	32,870	82,344	(17,785)	64,559	102,565
Lincoln Place (6)	Garden	Oct 2004	Venice, CA	1951	795	128,332	10,439	341,037	44,197	351,476	395,673	(156,957)	238,716	180,859
Locust on the Park	High Rise	May 2018	Philadelphia, PA	1911	152	5,292	53,823	5,801	5,292	59,624	64,916	(5,982)	58,934	35,000
Malibu Canyon	Garden	Mar 2002	Calabasas, CA	1986	698	69,834	53,438	39,822	69,834	93,260	163,094	(54,343)	108,751	158,950

								(2)	As of December 31, 2020
		(1)				Initial Cost		Cost Capitalized				(4)
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(5)
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances
Mariners Cove	Garden	Mar 2002	San Diego, CA	1984	500	$—	$66,861	$16,354	$—	$83,215	$83,215	$(44,288)	$38,927	$—
Meadow Creek	Garden	Jul 1994	Boulder, CO	1968	332	1,435	24,533	9,575	1,435	34,108	35,543	(22,157)	13,386	—
Merrill House	High Rise	Jan 2000	Falls Church, VA	1964	159	1,836	10,831	8,319	1,836	19,150	20,986	(11,359)	9,627	—
Mezzo	High Rise	Mar 2015	Atlanta, GA	2008	94	4,292	34,178	2,171	4,292	36,349	40,641	(8,419)	32,222	—
Monterey Grove	Garden	Jun 2008	San Jose, CA	1999	224	34,325	21,939	16,440	34,325	38,379	72,704	(14,771)	57,933	48,698
Ocean House on Prospect	Mid Rise	Apr 2013	La Jolla, CA	1970	53	12,528	18,805	16,070	12,528	34,875	47,403	(10,586)	36,817	—
One Ardmore	Mid Rise	Apr 2019	Ardmore, PA	2019	110	4,929	61,631	1,865	4,929	63,496	68,425	(3,911)	64,514	30,448
One Canal	High Rise	Sep 2013	Boston, MA	2016	310	—	15,873	182,092	—	197,965	197,965	(37,688)	160,277	106,576
Pacific Bay Vistas (6)	Garden	Mar 2001	San Bruno, CA	1987	308	28,694	62,460	40,897	23,354	103,357	126,711	(42,650)	84,061	102,554
Pacifica Park	Garden	Jul 2006	Pacifica, CA	1977	104	12,970	6,579	8,688	12,970	15,267	28,237	(8,272)	19,965	37,264
Palazzo at Park La Brea, The	Mid Rise	Feb 2004	Los Angeles, CA	2002	521	48,362	125,464	51,848	48,362	177,312	225,674	(95,304)	130,370	216,916
Palazzo East at Park La Brea, The	Mid Rise	Mar 2005	Los Angeles, CA	2005	611	72,578	136,503	31,959	72,578	168,462	241,040	(87,863)	153,177	187,917
Park Towne Place	High Rise	Apr 2000	Philadelphia, PA	1959	940	10,472	47,301	354,675	10,472	401,976	412,448	(185,618)	226,830	193,163
Peachtree Park	Garden	Jan 1996	Atlanta, GA	1969	303	4,684	11,713	14,067	4,684	25,780	30,464	(17,572)	12,892	26,813
Preserve at Marin	Mid Rise	Aug 2011	Corte Madera, CA	1964	126	13,516	30,132	83,001	13,516	113,133	126,649	(37,040)	89,609	34,603
Riverloft	High Rise	Oct 1999	Philadelphia, PA	1910	184	2,120	11,286	38,205	2,120	49,491	51,611	(28,035)	23,576	—
Rosewood	Garden	Mar 2002	Camarillo, CA	1976	152	12,430	8,060	6,265	12,430	14,325	26,755	(8,102)	18,653	30,452
Royal Crest Estates	Garden	Aug 2002	North Andover, MA	1970	588	51,292	36,808	27,537	51,292	64,345	115,637	(38,311)	77,326	79,730
Saybrook Pointe	Garden	Dec 2014	San Jose, CA	1995	324	32,842	84,457	26,088	32,842	110,545	143,387	(23,844)	119,543	107,347
Shenandoah Crossing	Garden	Sep 2000	Fairfax, VA	1984	640	18,200	57,198	23,189	18,200	80,387	98,587	(63,435)	35,152	—
SouthStar Lofts	High Rise	May 2018	Philadelphia, PA	2014	85	1,780	37,428	901	1,780	38,329	40,109	(3,706)	36,403	29,028
Springwoods at Lake Ridge	Garden	Jul 2002	Woodbridge, VA	1984	180	5,587	7,284	2,782	5,587	10,066	15,653	(4,462)	11,191	—
Sterling Apartment Homes, The	Garden	Oct 1999	Philadelphia, PA	1961	534	8,871	55,365	117,915	8,871	173,280	182,151	(100,897)	81,254	138,021
Stonecreek Club	Garden	Sep 2000	Germantown, MD	1984	240	13,593	9,347	6,520	13,593	15,867	29,460	(11,595)	17,865	—
The Left Bank	Mid Rise	May 2018	Philadelphia, PA	1929	282	—	130,893	19,781	—	150,674	150,674	(14,018)	136,656	78,925
Township At Highlands	Town Home	Nov 1996	Centennial, CO	1985	161	1,536	9,773	13,101	1,536	22,874	24,410	(13,967)	10,443	—
Tremont	Mid Rise	Dec 2014	Atlanta, GA	2009	78	5,274	18,011	3,270	5,274	21,281	26,555	(4,974)	21,581	—
Vantage Pointe	Mid Rise	Aug 2002	Swampscott, MA	1987	96	4,748	10,089	2,559	4,748	12,648	17,396	(6,020)	11,376	—
Villa Del Sol	Garden	Mar 2002	Norwalk, CA	1972	120	7,476	4,861	5,423	7,476	10,284	17,760	(6,332)	11,428	—
Villas at Park La Brea, The	Garden	Mar 2002	Los Angeles, CA	2002	250	8,630	48,871	20,720	8,630	69,591	78,221	(37,027)	41,194	48,156
Villas of Pasadena	Mid Rise	Jan 2006	Pasadena, CA	1973	92	9,693	6,818	4,975	9,693	11,793	21,486	(5,990)	15,496	20,500
Vivo	High Rise	Jun 2016	Cambridge, MA	2015	91	6,450	35,974	6,054	6,450	42,028	48,478	(14,322)	34,156	19,297
Waterways Village	Garden	Jun 1997	Aventura, FL	1994	180	4,504	11,064	16,798	4,504	27,862	32,366	(15,034)	17,332	—
Waverly Apartments	Garden	Aug 2008	Brighton, MA	1970	103	7,920	11,347	6,860	7,920	18,207	26,127	(8,447)	17,680	—
Windrift	Garden	Mar 2001	Oceanside, CA	1987	404	24,960	17,590	21,022	24,960	38,612	63,572	(27,153)	36,419	71,199
Windsor Park	Garden	Mar 2001	Woodbridge, VA	1987	220	4,279	15,970	5,437	4,279	21,407	25,686	(14,071)	11,615	—
Total Same Store Sales					25,201	$1,333,899	$2,913,666	$2,581,861	$1,244,424	$5,495,527	$6,739,951	$(2,344,168)	$4,395,783	$3,588,079

Other Real Estate:
236-238 East 88th Street	High Rise	Jan 2004	New York, NY	1900	42	$8,820	$2,914	$12,311	$8,820	$15,225	$24,045	$(2,195)	$21,850	$—
240 West 73rd Street (6)	High Rise	Sep 2004	New York, NY	1900	200	68,109	12,140	17,138	20,828	29,278	50,106	(10,568)	39,538	—
707 Leahy	Garden	Apr 2007	Redwood City, CA	1973	110	15,444	7,909	35,135	15,444	43,044	58,488	(7,630)	50,858	—
Eldridge Townhomes	Town Home	Sep 2017	Elmhurst, IL	2018	58	3,105	—	30,998	3,105	30,998	34,103	(614)	33,489	—
Flamingo Point, North Tower	High Rise	Sep 1997	Miami Beach, FL	1960	366	17,248	19,450	217,222	17,248	236,672	253,920	(82,561)	171,359	—
Fremont	Mid Rise	Sep 2018	Denver, CO	2020	253	1,830	—	89,196	1,830	89,196	91,026	(1,215)	89,811	—
Parc Mosaic	Garden	Dec 2014	Boulder, CO	1970	226	15,300	—	109,626	15,300	109,626	124,926	(6,554)	118,372	58,014
Other (7)					136	14,616	—	77,683	14,616	77,683	92,299	—	92,299	—
Total Other Real Estate					1,391	$144,472	$42,413	$589,309	$97,191	$631,722	$728,913	$(111,337)	$617,576	$58,014
Total Portfolio					26,592	$1,478,371	$2,956,079	$3,171,170	$1,341,615	$6,127,249	$7,468,864	$(2,455,505)	$5,013,359	$3,646,093

(1)	Date we acquired the apartment community or first consolidated the partnership that owns the community.
(2)	Includes costs capitalized since acquisition or date of initial consolidation of the community.
(3)	The aggregate cost of land and depreciable property for federal income tax purposes was approximately $4.0 billion as of December 31, 2020.
(4)	Depreciable life for buildings and improvements ranges from 5 to 30 years and is calculated on a straight-line basis.
(5)	Encumbrances are presented before reduction for debt issuance costs.
(6)	The current carrying value of the apartment community reflects an impairment loss recognized.
(7)	Other includes apartment communities under development, land parcels, and certain non-residential properties held for future development.

APARTMENT INCOME REIT CORP.

AIMCO PROPERTIES, L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2020, 2019, and 2018

(In Thousands)

	2020	2019	2018
Total real estate balance at beginning of year	$7,351,979	$7,338,906	$7,488,019
Additions during the year:
Acquisitions	6,062	81,344	501,009
Capital additions	329,156	368,133	310,452
Dispositions and other	(218,333)	(436,404)	(960,574)
Total real estate balance at end of year	$7,468,864	$7,351,979	$7,338,906

Accumulated depreciation balance at beginning of year	$2,268,839	$2,228,533	$2,504,193
Depreciation	310,400	308,905	320,664
Dispositions and other	(123,734)	(268,599)	(596,324)
Accumulated depreciation balance at end of year	$2,455,505	$2,268,839	$2,228,533