Form 10-K/A
period 2020-12-31
Apartment Income REIT Corp.; AIMCO PROPERTIES L.P.
filed 2021-04-20
CIK 1820877, 926660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

As of March 5, 2021, there were 148,985,740 shares of Class A Common Stock outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

On December 15, 2020, Apartment Investment and Management Company (“Aimco”) completed the previously announced separation of its business into two, separate and distinct, publicly traded companies, Apartment Income REIT Corp. (“AIR”) and Aimco (the “Separation”). AIMCO Properties L.P. (“AIR Operating Partnership”) is the operating partnership in AIR’s structure.  Except as the context otherwise requires, “Company,” “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership, and their consolidated subsidiaries, collectively.

Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, Aimco is presented as being spun-off from AIR. This presentation is in accordance with generally accepted accounting principles in the United States and is due primarily to the relative significance of AIR’s business, as measured in terms of revenues, net income, assets, and other relevant indicators, as compared to Aimco before the Separation. Therefore, AIR is considered the divesting entity and treated as the accounting spinner, or accounting predecessor, and Aimco as “spun” for accounting purposes. As a result, unless otherwise stated, the information contained herein relates to matters that related to pre-Separation Aimco as representing AIR’s governance, compensation, and related matters.  The Board of Directors of AIR is comprised of the directors who served on the pre-Separation Board of Directors of Aimco.

AIR, a Maryland corporation, is a self-administered and self-managed real estate investment trust. AIR, through wholly-owned subsidiaries, is the general and special limited partner of the AIR Operating Partnership. As of December 31, 2020, AIR owned approximately 93.5% of the legal interest in the common partnership units of the AIR Operating Partnership and 94.9% of the economic interest in the AIR Operating Partnership. The remaining 6.5% legal interest is owned by limited partners. As the sole general partner of the AIR Operating Partnership, AIR has exclusive control of the AIR Operating Partnership’s day-to-day management.

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

This amendment amends the Annual Report on Form 10-K of the Company for the year ended December 31, 2020, that was originally filed with the SEC on March 15, 2021 (the “Original Filing”). The Company is filing this amendment for the purpose of providing the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

The executive officers of the Company and the nominees for election as directors of the Company, their ages, dates they were first elected an executive officer or director, and their positions with the Company or on the Board are set forth below.

Name	Age	First Elected	Position
Terry Considine	74	July 1994	Chief Executive Officer and Director
Paul L. Beldin	47	September 2015	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	52	December 2007	President, General Counsel, and Secretary
Keith M. Kimmel	50	January 2011	President, Property Operations
Conor Wagner	39	December 2020	Senior Vice President and Chief Investment Officer
Thomas L. Keltner	74	April 2007	Chairman of the Board
Robert A. Miller	75	April 2007	Director
Devin I. Murphy	61	April 2020	Director
Kathleen M. Nelson	75	April 2010	Director, Chairman of the Nominating and Corporate Governance Committee
John Dinha Rayis	66	April 2020	Director
Ann Sperling	65	May 2018	Director, Chairman of the Compensation and Human Resources Committee
Michael A. Stein	71	October 2004	Director
Nina A. Tran	52	March 2016	Director, Chairman of the Audit Committee

The following is a biographical summary of the current directors and executive officers of the Company.

Terry Considine. Mr. Considine is AIR’s Chief Executive Officer and also is a member of the AIR Board of Directors. Mr. Considine served as Chief Executive Officer of Aimco and as chairman of the Aimco Board of Directors from Aimco’s July 1994 initial public offering until the December 2020 Separation.  Mr. Considine continues to serve on Aimco’s Board of Directors and has specific responsibilities during 2021-2022 to support the establishment and growth of the Aimco business, reporting directly to the Aimco board of directors. Mr. Considine also serves on the board of directors of Intrepid Potash, Inc., a publicly held diversified producer of minerals, water, and oilfield services.  Mr. Considine has considerable experience in real estate and other industries. Among other real estate ventures, in 1975 Mr. Considine founded and subsequently managed the predecessor companies that became Aimco at its initial public offering in 1994.

Paul L. Beldin. Mr. Beldin is AIR’s Chief Financial Officer and also an Executive Vice President. Mr. Beldin joined Aimco in 2008 as Senior Vice President and Chief Accounting Officer and became Aimco’s Executive Vice President and Chief Financial Officer in 2015. Prior to joining Aimco, from October 2007 to March 2008, Mr. Beldin served as Chief Financial Officer of APRO Residential Fund. Prior to that, from May 2005 to September 2007, Mr. Beldin served as Chief Financial Officer of America First Apartment Investors, Inc., then a publicly traded company. From 1996 to 2005, Mr. Beldin was with the firm of Deloitte & Touche, LLP, serving in numerous roles, including Audit Senior Manager and in the firm’s national office as an Audit Manager in SEC Services. Mr. Beldin is a certified public accountant.

Lisa R. Cohn. Ms. Cohn is AIR’s President and also its General Counsel. Ms. Cohn has specific responsibility for governance, information technology and process innovation, human resources, and legal. Ms. Cohn was appointed Executive Vice President, General Counsel and Secretary of Aimco in December 2007. In addition to serving as general counsel, Ms. Cohn had responsibility for construction services, asset quality and service, human resources, insurance, and risk management. She was also responsible for Aimco’s acquisition activities in the western region and disposition activities nationwide. Ms. Cohn has previously served as chairman of Aimco’s investment committee. From January 2004 to December 2007, Ms. Cohn served as Aimco’s Senior Vice President and Assistant General Counsel. She joined Aimco in July 2002 as Vice President and Assistant General Counsel. Prior to joining Aimco, Ms. Cohn was in private practice with the law firm of Hogan & Hartson LLP with a focus on public and private mergers and acquisitions, venture capital financing, securities, and corporate governance.

Keith M. Kimmel. Mr. Kimmel is President of AIR Property Operations. Mr. Kimmel was appointed Aimco’s Executive Vice President of Property Operations in January 2011. From September 2008 to January 2011, Mr. Kimmel served as Aimco’s Area Vice President of property operations for the western region. Prior to that, from March 2006 to September 2008, he served as Aimco’s Regional Vice President of property operations for California. He joined Aimco in March of 2002 as a Regional Property Manager. Prior to joining Aimco, Mr. Kimmel was employed with Casden Properties from 1998 through 2002 and was responsible for the operation of the new construction and high-end product line. Mr. Kimmel began his career in the multifamily real estate business in 1992 as a leasing consultant and on-site manager.

Conor Wagner. Mr. Wagner is AIR’s Chief Investment Officer and also a Senior Vice President. Mr. Wagner joined Aimco as Vice President in 2018. At Aimco, Mr. Wagner had day-to-day finance responsibilities supporting portfolio strategy and transactional underwriting. Before joining Aimco, Mr. Wagner was an analyst on Green Street Advisors’ residential research team, where he co-led coverage of the apartment and single-family rental sectors. Prior to joining Green Street in 2014, he worked on the buy side as a long-short equity analyst. Mr. Wagner holds the Chartered Financial Analyst designation.

Thomas L. Keltner. Mr. Keltner is Chairman of the Board of Directors of AIR and is a member of AIR’s Audit, Compensation and Human Resources, and Nominating and Corporate Governance Committees.  Mr. Keltner was first elected a director of Aimco in April 2007 and served as Chairman of Aimco’s Compensation and Human Resources Committee and as a member of Aimco’s Audit, Nominating and Corporate Governance, and Redevelopment and Construction Committees.  Mr. Keltner served as Executive Vice President and Chief Executive Officer — Americas and Global Brands for Hilton Hotels Corporation from March 2007 through March 2008, which concluded the transition period following Hilton’s acquisition by The Blackstone Group. Mr. Keltner joined Hilton Hotels Corporation in 1999 and served in various roles. Mr. Keltner has more than 20 years of experience in the areas of hotel development, acquisition, disposition, franchising, and management. Prior to joining Hilton Hotels Corporation, from 1993 to 1999, Mr. Keltner served in several positions with Promus Hotel Corporation, including President, Brand Performance and Development. Before joining Promus Hotel Corporation, he served in various capacities with Holiday Inn Worldwide, Holiday Inns International and Holiday Inns, Inc. In addition, Mr. Keltner was President of Saudi Marriott Company, a division of Marriott Corporation, and was a management consultant with Cresap, McCormick and Paget, Inc. Mr. Keltner brings particular expertise to AIR’s Board of Directors in the areas of property operations, marketing, branding, development, and customer service.

Robert A. Miller. Mr. Miller is a member of the AIR Board of Directors and also a member of AIR’s Audit, Compensation and Human Resources, and Nominating and Corporate Governance Committees. Mr. Miller was first elected a director of Aimco in April 2007. Prior to the Separation, Mr. Miller served as Aimco’s Lead Independent Director and also served as Chairman of Aimco’s Redevelopment and Construction Committee and as a member of Aimco’s Audit, Compensation and Human Resources, and Nominating and Corporate Governance Committees. Since the Separation, Mr. Miller also serves as Chairman of the Aimco Board of Directors.  Mr. Miller also serves as President of RAMCO Advisors LLC, an investment advisory and business consulting firm. Mr. Miller previously served as Executive Vice President and Chief Operating Officer, International of Marriott Vacations Worldwide Corporation (“MVWC”) from 2011 to 2012, when he retired from this position, and Mr. Miller served as the President of Marriott Leisure from 1997 to November 2011, when Marriott International elected to spin-off its subsidiary entity, Marriott Ownership Resorts, Inc., by forming a new parent entity, MVWC, as a new publicly held company. Prior to his role as President of Marriott Leisure, from 1984 to 1988, Mr. Miller served as Executive Vice President & General Manager of Marriott Vacation Club International and then as its President from 1988 to 1997. In 1984, Mr. Miller and a partner sold their company, American Resorts, Inc., to Marriott. Mr. Miller co-founded American Resorts, Inc. in 1978, and it was the first business model to encompass all aspects of timeshare resort development, sales, management, and operations. Prior to founding American Resorts, Inc., from 1972 to 1978, Mr. Miller was Chief Financial Officer of Fleetwing Corporation, a regional retail and wholesale petroleum company. Prior to joining Fleetwing, Mr. Miller served for five years as a staff accountant for Arthur Young & Company. Mr. Miller is past Chairman and currently a director of the American Resort Development Association and is past Chairman and director of the ARDA International Foundation. Mr. Miller also currently serves as a director on the board of Welk Hospitality Group, Inc. As a successful real estate entrepreneur and corporate executive, Mr. Miller brings particular expertise to AIR’s Board of Directors in the areas of operations, management, marketing, sales, and development, as well as finance and accounting.

c

Devin I. Murphy. Mr. Murphy is a member of the AIR Board of Directors and also a member of AIR’s Audit, Compensation and Human Resources, and Nominating and Corporate Governance Committees.  Mr. Murphy was first elected a director of Aimco in April 2020 and served as a member of Aimco’s Audit, Compensation and Human Resources, Nominating and Corporate Governance, and Redevelopment and Construction Committees.  Mr. Murphy serves as President of Phillips Edison & Company, a real estate investment trust that is one of the nation’s largest owners and operators of grocery-anchored shopping centers.  Prior to being named President of Phillips Edison in March 2019, Mr. Murphy served as Chief Financial Officer for six years.  Before joining Phillips Edison in 2013, Mr. Murphy worked for 28 years as an investment banker and held senior leadership roles at Morgan Stanley and Deutsche Bank.  He was the Global Head of Real Estate Investment Banking at Deutsche Bank.  His Deutsche Bank team executed over 500 transactions of all types for clients representing total transaction volume exceeding $400 billion, including initial public offerings, mergers and acquisitions, common stock offerings, secured and unsecured debt offerings and private placements of both debt and equity.  Mr. Murphy began his banking career in 1986 at Morgan Stanley and held a number of senior positions including Vice Chairman, co-head of U.S. Real Estate Investment Banking and Head of Real Estate Private Capital Markets.  He also served on the Investment Committee of the Morgan Stanley Real Estate Funds, a series of global private real estate funds with over $35 billion in assets under management.  During his 20 years with Morgan Stanley, Mr. Murphy and his teams executed numerous capital markets and merger and acquisition transactions including a number of industry- defining transactions.  Mr. Murphy is an independent director and member of the Audit and Risk Committees of CoreCivic, Inc., a NYSE listed REIT that is the nation’s leading provider of high-quality corrections and detention management facilities.   Mr. Murphy received a Bachelor of Arts in English and History with Honors from the College of William and Mary and a Master of Business Administration from the University of Michigan.  Mr. Murphy brings particular expertise to AIR’s Board of Directors in the areas of real estate finance, capital markets and corporate governance.

Kathleen M. Nelson. Ms. Nelson is a member of the AIR Board of Directors and also the Chairman of AIR’s Nominating and Corporate Governance Committee and a member of AIR’s Audit and Compensation and Human Resources and Committees.  Ms. Nelson was first elected a director of Aimco in April 2010 and served as Chairman of Aimco’s Nominating and Corporate Governance Committee and as a member of Aimco’s Audit, Compensation and Human Resources, and Redevelopment and Construction Committees.  Ms. Nelson has an extensive background in commercial real estate and financial services with over 40 years of experience, including 36 years at TIAA-CREF. She held the position of Managing Director/Group Leader and Chief Administrative Officer for TIAA-CREF’s mortgage and real estate division. Ms. Nelson developed and staffed TIAA’s real estate research department. She retired from this position in December 2004 and founded and serves as president of KMN Associates LLC, a commercial real estate investment advisory and consulting firm. Ms. Nelson served as the International Council of Shopping Centers’ chairman for the 2003-04 term and has been an ICSC Trustee since 1991. She is a member of various ICSC committees. Ms. Nelson serves on the board of directors of CBL & Associates Properties, Inc., which is a publicly held REIT that develops and manages retail shopping properties. Ms. Nelson has served on the board of directors including as lead director of Dime Community Bankshares, Inc., a publicly traded bank holding company, based in Brooklyn, New York. She has served as an advisor to the Rand Institute Center for Terrorism Risk Management Policy and on the board of the Greater Jamaica Development Corporation. Ms. Nelson serves on the Advisory Board of the Beverly Willis Architectural Foundation and is a member of the Anglo American Real Property Institute. Ms. Nelson brings particular expertise to AIR’s Board of Directors in the areas of institutional real estate investing, real estate finance and investment.

John Dinha Rayis. Mr. Rayis is a member of the AIR Board of Directors and also a member of AIR’s Audit, Compensation and Human Resources, and Nominating and Corporate Governance Committees. Mr. Rayis was first elected a director of Aimco in April 2020 and served as a member of Aimco’s Audit, Compensation and Human Resources, Nominating and Corporate Governance, and Redevelopment and Construction Committees. In December 2016, Mr. Rayis retired as a partner of global law firm Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden”), where he practiced tax law for 34 years. He retired as Of Counsel at Skadden in December 2018. Mr. Rayis advised clients on a variety of complex corporate, partnership, and REIT tax law matters. Mr. Rayis repeatedly has been selected for inclusion in Chambers Global: The World’s Leading Lawyers for Business in the “Capital Markets: REITs” category, in Chambers USA, America’s Leading Lawyers for Business as one of America’s leading REIT tax lawyers, and in The Best Lawyers in America. Mr. Rayis brings particular expertise to AIR’s Board of Directors in the areas of corporate, tax, and securities law, governance, and strategic alliances.

Ann Sperling. Ms. Sperling is a member of the AIR Board of Directors and also the Chairman of AIR’s Compensation and Human Resources Committee and a member of AIR’s Audit and Nominating and Corporate Governance and Committees.  Ms. Sperling was first elected a director of Aimco in May 2018 and served as Chairman of Aimco’s Redevelopment and Construction Committees and a member of Aimco’s Audit, Compensation and Human Resources, and Nominating and Corporate Governance Committees.  Ms. Sperling has over 35 years of real estate and management experience, including roles in commercial real estate investment and development and leadership roles in public real estate companies in the areas of operations, finance, transactions, and marketing. She has served as Senior Director of Trammell Crow Company, the development subsidiary of the public company, CBRE, since October 2013, focusing on the capitalization and execution of new commercial developments. From October 2009 through May 2013, she served at Jones Lang LaSalle, the public real estate investment and services firm, first as Chief Operating Officer, Americas, and then as President, Markets West. As COO, she oversaw operations, finance, marketing, research, human resources, legal, and engineering and served on the governance focused Global Operating Committee. From October 2007 through June 2009, Ms. Sperling was Managing Director of Catellus, then a mixed-use development and investment subsidiary of the public REIT, Prologis, where she was responsible for operations, finance, and marketing, prior to this subsidiary’s preparation for sale. Previously, between 1982 and 2006, Ms. Sperling held a variety of roles at the public development and services firm, Trammell Crow Company, the last of which was as Senior Managing Director and Area Director, responsible for all facets of operations, finance, transactions, and marketing for the Rocky Mountain Region. Ms. Sperling also serves on the Advisory Board of Cadence Capital and the Gates Center for Regenerative Medicine. Ms. Sperling brings particular expertise to AIR’s Board of Directors in the areas of real estate investment and development, operations, marketing, and finance.

Michael A. Stein. Mr. Stein is a member of AIR’s Board of Directors and also a member of its Audit, Compensation and Human Resources, and Nominating and Corporate Governance Committees. Mr. Stein was first elected a director of Aimco in October 2004. Prior to the Separation, Mr. Stein served as Chairman of Aimco’s Audit Committee (until April 2020) and as a member of Aimco’s Compensation and Human Resources, Nominating and Corporate Governance, and Redevelopment and Construction Committees. Since the Separation, Mr. Stein also serves as a member of the Aimco Board of Directors and serves as the transitional Chairman of both the Aimco Audit Committee and Aimco Compensation and Human Resources Committee. From January 2001 until its acquisition by Eli Lilly in January 2007, Mr. Stein served as Senior Vice President and Chief Financial Officer of ICOS Corporation, a biotechnology company based in Bothell, Washington. From October 1998 to September 2000, Mr. Stein was Executive Vice President and Chief Financial Officer of Nordstrom, Inc. From 1989 to September 1998, Mr. Stein served in various capacities with Marriott International, Inc., including Executive Vice President and Chief Financial Officer from 1993 to 1998. Mr. Stein is a member of the board of directors of InvenTrust Properties Corp., an open-air shopping center REIT headquartered in Downers Grove, Illinois, and also on the InvenTrust audit and nominating and corporate governance committees. Mr. Stein previously served on the boards of directors of Nautilus, Inc., Getty Images, Inc., and Providence Health & Services. As the former audit committee chairman or audit committee member of two NYSE-listed companies, the former chief financial officer of two NYSE-listed companies, and having served in various capacities with Arthur Andersen from 1971 to 1989, including as a partner from 1981 to 1989, Mr. Stein brings particular expertise to AIR’s Board of Directors in the areas of corporate and real estate finance, and accounting and auditing for large and complex business operations.

Nina A. Tran. Ms. Tran is a member of the AIR Board of Directors and also Chairman of AIR’s Audit Committee and a member of AIR’s Compensation and Human Resources and Nominating and Corporate Governance Committees.  Ms. Tran was first elected to Aimco’s Board of Directors in March 2016 and served as Chairman of Aimco’s Audit Committee and as a member of Aimco’s Compensation and Human Resources, Nominating and Corporate Governance, and Redevelopment and Construction Committees.  Ms. Tran has over 25 years of real estate and financial management experience, building and leading finance and accounting teams. Ms. Tran currently is the Chief Financial Officer of Pacaso, a real estate technology company that provides second home co-ownership.  Prior to joining Pacaso, Ms. Tran from 2016 to 2021 was Chief Financial Officer of Veritas Investments, a real estate investment manager that owns and operates mixed-use-multifamily properties in the San Francisco Bay Area and Southern California. From 2013 to 2016, Ms. Tran was Chief Financial Officer of Starwood Waypoint Residential Trust, a leading publicly traded REIT that owns and operates single-family rental homes. Prior to joining Starwood Waypoint, Ms. Tran spent 18 years at AMB Property Corporation (now Prologis, Inc.), the largest publicly traded global industrial REIT. Ms. Tran served as Senior Vice President and Chief Accounting Officer, and most recently as Chief Global Process Officer, where she helped lead the merger integration of AMB and Prologis. Prior to joining AMB, Ms. Tran was a Senior Associate with PricewaterhouseCoopers, one of the big four public accounting firms. Ms. Tran is a certified public accountant (CPA) (inactive). Ms. Tran serves on the Advisory Board of the Asian Pacific Fund. Ms. Tran brings particular expertise to AIR’s Board of Directors in the areas of accounting, financial control, and business processes.

Summary of Director Qualifications and Expertise

Below is a summary of the qualifications and expertise of the directors, including expertise relevant to AIR’s business.

Summary of Director Qualifications and Expertise	Mr. Considine	Mr. Keltner	Mr. Miller	Mr. Murphy	Ms. Nelson	Mr. Rayis	Ms. Sperling	Mr. Stein	Ms. Tran
Accounting and Auditing for Large Business Organizations			X	X				X	X
Business Operations	X	X	X	X	X		X	X	X
Capital Markets	X			X	X			X	X
Corporate Governance	X			X	X	X		X
Customer Service		X	X
Executive	X	X	X	X	X		X	X	X
Financial Expertise and Literacy	X	X	X	X	X	X	X	X	X
Information Technology								X	X
Investment and Finance	X	X	X	X	X	X	X	X	X
Legal	X					X
Marketing and Branding		X	X				X
Property Management and Operations	X	X	X	X			X	X	X
Real Estate	X	X	X	X	X	X	X	X	X
Talent Development and Management	X	X	X	X	X	X	X	X	X

Corporate Governance Matters

This chart provides a summary overview of AIR’s governance practices, each of which is described in more detail in the information that follows.

What AIR Does

Supermajority Independent Board. The only member of management who serves on the Board is the Company’s founder and chief executive officer. Eight of the nine directors, or 88.9% of the director nominees, are independent.  Messrs. Keltner, Miller, Murphy, Rayis, and Stein and Mses. Nelson, Sperling, and Tran are the “Independent Directors.”

Independent Standing Committees. Only independent directors serve on the standing committees, including Audit, Compensation and Human Resources, and Nominating and Corporate Governance.

Each Independent Director Serves on Each Standing Committee. To ensure that each independent director hears all information unfiltered and to ensure the most efficient functioning of the Board, each independent director serves on each standing committee.

Independent Chairman of the Board. The Company’s chairman of the Board is an independent director.
Separation of Chairman and CEO. The Company has separated the roles of Chairman of the Board and CEO.

Board Refreshment. The Nominating and Corporate Governance Committee has structured the Board such that there are directors of varying tenures and perspectives, with new directors joining the Board every few years, including two new directors in 2020 and a new director in each of 2018 and 2016, while retaining the institutional memory of longer-tenured directors. The Company has added a new director roughly every two to six years.

Regular Access to and Involvement with Management. In addition to regular access to management during Board and committee meetings, the independent directors have ongoing, direct access to members of management and to the AIR business. This includes Ms. Tran’s active and regular engagement with accounting staff and the AIR auditors, Ms. Sperling’s continuing involvement with compensation and personnel matters, Ms. Nelson’s participation in director recruitment and other governance matters, and Mr. Keltner’s frequent involvement with Mr. Considine with respect to strategy, agenda setting, board materials, and policy matters.

Engaged Board. In addition to regular access to management, the Independent Directors meet at least quarterly and receive written updates from Mr. Considine at least monthly.

Stockholder Engagement. Under the direction of the Board and including participation by Board members when requested by stockholders, AIR regularly engages with stockholders on governance, pay and business matters, and systematically and at least annually canvasses its largest stockholders, those holding at least two-thirds of outstanding AIR shares.

Director Stock Ownership. By the completion of five years of service, an independent director is expected to own, at a minimum, the lesser of 27,500 shares or shares having a value of at least $550,000. The average investment by the AIR Independent Directors has a value of $1.4 million.

Risk Assessment. The Board conducts an annual risk assessment. Areas involving risk that are reported on by management and considered by the Board, include: operations, liquidity, leverage, finance, financial statements, the financial reporting process, accounting, legal matters, regulatory compliance, information technology and data protection, sustainability, environmental, social and governance (“ESG”), compensation, human resources and human capital. The Compensation and Human Resources Committee is responsible for succession planning in all leadership positions, both in the short term and the long term, with particular focus on CEO succession in the short term and the long term.

Majority Voting with a Resignation Policy. AIR requires its directors to be elected by a majority of the votes cast. Directors failing to get a majority of the votes cast are expected to tender their resignation.

What AIR Does

Proxy Access. Based on stockholder input, the Board adopted bylaw provisions to provide proxy access. A stockholder or a group of up to 20 stockholders, owning at least 3% of our shares for three years, may submit nominees for up to 20% of the Board, or two nominees, whichever is greater, for inclusion in our proxy materials, subject to complying with the requirements contained in our bylaws.

Opt Out of MUTA- No Staggered Board without Stockholder Approval.  AIR’s charter provides that AIR’s board of directors will initially be divided into three classes, denominated as Class I, Class II and Class III. Class I directors serve for a term expiring at the 2021 annual meeting of stockholders, and the initial Class II and III directors serve for a term expiring at the 2022 annual meeting of stockholders. From and including the 2022 annual meeting of stockholders, the AIR Board of Directors will no longer be classified, and each director shall be elected annually for a term of one year expiring at the next succeeding annual meeting. After the 2022 annual meeting of stockholders, the AIR Board cannot be classified without stockholder approval; that is, AIR has opted out of the provisions of Maryland law (known as the Maryland Unsolicited Takeover Act or MUTA) that allow for board classification without stockholder approval.

What AIR Does Not Do

Related Party Transactions. The Nominating and Corporate Governance Committee maintains a related party transaction policy to ensure that AIR’s decisions are based on considerations only in the best interests of AIR and its stockholders.

Pledging or hedging shares held to satisfy stock ownership requirements. The Company’s insider trading policy places restrictions on the Company’s directors, executive officers, and all other employees entering into hedging transactions with respect to the Company’s securities (such as, but not limited to, zero-cost collars, equity swaps, and forward sale contracts) and from holding the Company’s securities in margin accounts or otherwise pledging such securities as collateral for loans. Pledging or hedging transactions are permitted only in very limited circumstances, and only with respect to shares held in excess of stock ownership requirements. Hedging transactions may not be entered into with regard to AIR securities that are subject to a risk of forfeiture (e.g., restricted stock awards) and AIR directors, executive officers, other officers, and certain other employees must receive preclearance from AIR’s legal department before engaging in any hedging transactions.

Interlocking Directorships. No AIR director or member of AIR management serves on a Board or a compensation committee of a company at which an AIR director is also an employee.

Overboard Directors. AIR’s corporate governance guidelines and committee charters limit the number of other boards and the number of other audit committees on which an AIR director may serve. Typically, an AIR director is limited to service on four or fewer boards (including the Company’s) and is limited to service on three or fewer audit committees, including the Company’s.

Retirement Age or Term Limits. Rather than impose arbitrary limits on service, the Company regularly (and at least annually) reviews each director’s continued role on the Board and considers the need for periodic board refreshment.

Meetings and Committees

The Board held 20 meetings during the year ended December 31, 2020. During 2020, there were three committees: Audit; Compensation and Human Resources; and Nominating and Corporate Governance. During 2020, no director attended fewer than 75% of the aggregate total number of meetings of the Board and each committee on which such director served.

The Corporate Governance Guidelines, as described below, provide that the Company generally expects that the Chairman of the Board will attend all annual and special meetings of the stockholders. Other members of the Board are not required to attend such meetings. All of the members of the Board attended the Company’s 2020 Annual Meeting of Stockholders, joining electronically due to the health orders imposed with respect to the Covid-19 pandemic, and the Company anticipates that all of the members of the Board will attend the next annual meeting of stockholders when held.

Below is a table illustrating the current standing committee memberships and chairmen. Additional detail on each committee follows the table.

Director	Audit Committee	Compensation and Human Resources Committee	Nominating and Corporate Governance Committee
Terry Considine	—	—	—
Thomas L. Keltner	X	X	X
Robert A. Miller	X	X	X
Devin I. Murphy	X	X	X
Kathleen M. Nelson	X	X	†
John Dinha Rayis	X	X	X
Ann Sperling	X	†	X
Michael A. Stein	X	X	X
Nina A. Tran	†	X	X
X	indicates a member of the committee
†	indicates the current committee chairman

Audit Committee

The Audit Committee currently consists of the Independent Directors. Ms. Tran serves as the chairman of the Audit Committee.  The Audit Committee has a written charter that was adopted in connection with the Separation. In addition to the work of the Audit Committee, Ms. Tran has regular and recurring conversations with Mr. Beldin, AIR’s Chief Financial Officer (“CFO”), with Ms. Cohn, AIR’s President and General Counsel, with AIR’s controller, with the head of AIR’s internal audit function, and with representatives of Ernst & Young LLP. The Audit Committee’s charter is posted on AIR’s website (www.aircommunities.com) and is also available in print to stockholders, upon written request to AIR’s Corporate Secretary.

The Audit Committee’s responsibilities are set forth in the following chart.

Audit Committee Responsibilities	Accomplished In 2020
Oversees AIR’s accounting and financial reporting processes and audits of AIR’s financial statements.	✓
Directly responsible for the appointment, compensation, and oversight of the independent auditors and the lead engagement partner and makes its appointment based on a variety of factors.	✓
Reviews the scope, and overall plans for and results of the annual audit and internal audit activities.	✓
Oversees management’s negotiation with Ernst & Young LLP concerning fees and exercises final approval over all Ernst & Young LLP fees.	✓

Consults with management and Ernst & Young LLP with respect to AIR’s processes for risk assessment and enterprise risk management. Areas involving risk that are reported on by management and considered by the Audit Committee, the other Board committees, or the Board, include: operations, liquidity, leverage, finance, financial statements, the financial reporting process, accounting, legal matters, regulatory compliance, information technology and data protection, sustainability, ESG, compensation, succession planning, and human resources and human capital.

✓

Consults with management and Ernst & Young LLP regarding, and provides oversight for, AIR’s financial reporting process, internal control over financial reporting, and the Company’s internal audit function.

✓
Reviews and approves the Company’s policy about the hiring of former employees of independent auditors.	✓

Reviews and approves the Company’s policy for the pre-approval of audit and permitted non-audit services by the independent auditor, and reviews and approves any such services provided pursuant to such policy.

✓
Receives reports pursuant to AIR’s policy for the submission and confidential treatment of communications from teammates and others concerning accounting, internal control, and auditing matters.	✓

Reviews and discusses with management and Ernst & Young LLP quarterly earnings releases prior to their issuance and quarterly reports on Form 10-Q and annual reports on Form 10-K prior to their filing.

✓

Reviews the responsibilities and performance of the Company’s internal audit function, approves the hiring, promotion, demotion, or termination of the lead internal auditor, and oversees the lead internal auditor’s periodic performance review and changes to his or her compensation.

✓

Reviews with management the scope and effectiveness of the Company’s disclosure controls and procedures, including for purposes of evaluating the accuracy and fair presentation of the Company’s financial statements in connection with the certifications made by the CEO and CFO.

✓
Meets regularly with members of AIR management and with Ernst & Young LLP, including periodic meetings in executive session.	✓

Performs an annual review of the Company’s independent auditor, including an assessment of the firm’s experience, expertise, communication, cost, value, and efficiency, and including external data relating to audit quality and performance, including recent Public Company Accounting Oversight Board (PCAOB) reports on Ernst & Young LLP and its peer firms.

✓
Performs an annual review of the lead engagement partner of the Company’s independent auditor and the potential successors for that role.	✓
Periodically evaluates independent audit service providers.	✓

The Audit Committee held five meetings during the year ended December 31, 2020. As set forth in the Audit Committee’s charter, no director may serve as a member of the Audit Committee if such director serves on the audit committee of more than two other public companies, unless the Board determines that such simultaneous service would not impair the ability of such director to effectively serve on the Audit Committee. No member of the Audit Committee serves on the audit committee of more than two other public companies.

 Audit Committee Financial Expert

AIR’s Board has designated Ms. Tran as an “audit committee financial expert.” In addition, all of the members of the Audit Committee qualify as audit committee financial experts. Each member of the Audit Committee is independent, as that term is defined by Section 303A of the listing standards of the New York Stock Exchange relating to audit committees.

Compensation and Human Resources Committee

The Compensation and Human Resources Committee currently consists of the Independent Directors. Ms. Sperling serves as the chairman of the Compensation and Human Resources Committee. Ms. Sperling meets regularly with Ms. Cohn.  Ms. Sperling also has regular conversations with AIR’s independent compensation consultant, FPL Associates (“FPL”) and with outside counsel with expertise in executive compensation and compensation governance related matters. The Compensation and Human Resources Committee has a written charter that was adopted in connection with the Separation. The Compensation and Human Resources Committee’s charter is posted on AIR’s website (www.aircommunities.com) and is also available in print to stockholders, upon written request to AIR’s Corporate Secretary.

The Compensation and Human Resources Committee’s responsibilities are set forth in the following charts.

Compensation and Human Resources Committee Responsibilities	Accomplished In 2020
Responsible for succession planning in all leadership positions, both in the short term and the long term, with particular focus on CEO succession in the short term and the long term.	✓
Oversee the Company’s management of the talent pipeline process.	✓
Oversee the goals and objectives of the Company’s executive compensation plans.	✓
Annually evaluate the performance of the CEO.	✓
Determine the CEO’s compensation.	✓
Negotiate and provide for the documentation of any employment agreement (or amendment thereto) with the CEO, as applicable.	✓
Review the decisions made by the CEO as to the compensation of the other executive officers.	✓
Approve and grant any equity compensation.	✓
Review and discuss the Compensation Discussion & Analysis with management.	✓

Oversee the Company’s submission to a stockholder vote of matters relating to compensation, including advisory votes on executive compensation and the frequency of such votes, incentive and other compensation plans, and amendments to such plans.

✓
Consider the results of stockholder advisory votes on executive compensation and take such results into consideration in connection with the review and approval of executive officer compensation.	✓
Review stockholder proposals and advisory stockholder votes relating to executive compensation matters and recommend to the Board the Company’s response to such proposals and votes.	✓
Review compensation arrangements to evaluate whether incentive and other forms of pay encourage unnecessary or excessive risk taking.	✓
Review and approve the terms of any compensation “claw back” or similar policy or agreement between the Company and the Company’s executive officers.	✓
Review periodically the goals and objectives of the Company’s executive compensation plans, and amend, or recommend that the Board amend, these goals and objectives if appropriate.	✓
Oversee the Company’s culture, with a particular focus on collegiality, collaboration, and team building.	✓

One of the most important responsibilities of the Compensation and Human Resources Committee is to ensure a succession plan is in place for key members of the Company’s executive management team, including the CEO. Based on the work of the Compensation and Human Resources Committee, the Board has a succession plan for the CEO position, is prepared to act in the event of a CEO vacancy in the short term, and has identified candidates for succession over the long term. The Board will select the successor taking into consideration the needs of the organization, the business environment, and each candidate’s skills, experience, expertise, leadership, and fit. The Company maintains a robust succession planning process, as highlighted in the following chart.

Management Succession
The Company maintains an executive talent pipeline for every executive officer position, including the CEO position, and every other officer position within the organization.

The executive talent pipeline includes “interim,” “ready now,” and “under development” candidates for each position. The Company has an intentional focus on those formally under development for executive roles. Management is also focused on attracting, developing, and retaining strong talent across the organization.

The executive talent pipeline is formally updated annually and is the main topic of at least one of the Compensation and Human Resources Committee’s meetings each year. The Compensation and Human Resources Committee also reviews the pipeline in connection with year-end performance and compensation reviews for every executive officer position. The pipeline is discussed regularly at the management level, as well.

Talent development and succession planning is a coordinated effort among the CEO, the Compensation and Human Resources Committee, and the Company’s Human Resources team, as well as each succession candidate.

The Board is provided exposure to succession candidates for executive officer positions.
Multiple internal succession candidates have been identified for the CEO position.
Each CEO succession candidate has been with AIR for over a decade and a half and has at least a decade of executive experience.
All executive succession candidates have formal development plans.
All CEO succession candidates receive one-on-one development from a professional executive coach.
All CEO succession candidates receive annual 360-degree feedback.
Mr. Considine provides formal updates to the Compensation and Human Resources Committee annually, and informal updates at least quarterly, on CEO succession candidates’ development plan progress.
An executive coach provides formal updates to the Compensation and Human Resources Committee annually, and informal updates more frequently, on CEO succession candidates’ development plan progress.

The Company maintains a forward-looking approach to succession. Positions are filled considering the business strategy and needs at the time of a vacancy and the candidate’s skills, experience, expertise, leadership and fit.

The Company has a proven track record on the development of talented leaders and succession.

The Compensation and Human Resources Committee held five meetings during the year ended December 31, 2020.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee currently consists of the Independent Directors. Ms. Nelson serves as the chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee has a written charter that was adopted in connection with the Separation. The Nominating and Corporate Governance Committee’s charter is posted on AIR’s website (www.aircommunities.com) and is also available in print to stockholders, upon written request to AIR’s Corporate Secretary.

The Nominating and Corporate Governance Committee’s responsibilities are set forth in the following chart.

Nominating and Corporate Governance Committee Responsibilities	Accomplished In 2020

Focuses on Board candidates and nominees, and specifically:

•        Plans for Board refreshment and succession planning for directors;

•        Identifies and recommends to the Board individuals qualified to serve on the Board;

•        Identifies, recruits, and, if appropriate, interviews candidates to fill positions on the Board, including persons suggested by stockholders or others; and

•        Reviews each Board member’s suitability for continued service as a director when his or her term expires and when he or she has a change in professional status and recommends whether or not the director should be re-nominated.

✓

Focuses on Board composition and procedures as a whole and recommends, if necessary, measures to be taken so that the Board reflects the appropriate balance of knowledge, experience, skills, and expertise required for the Board as a whole.

✓
Develops and recommends to the Board a set of corporate governance principles applicable to AIR and its management.	✓
Maintains a related party transaction policy and oversees any potential related party transactions.	✓
Oversees a systematic and detailed annual evaluation of the Board, committees, and individual directors in an effort to continuously improve the function of the Board.	✓
Oversees the Company’s commitment to ESG issues and disclosure related thereto.	✓

Considers corporate governance matters that may arise and develops appropriate recommendations, including providing the forum for the Board to consider important matters of public policy and vet stockholder input on a variety of matters.

✓
Reviews annually the Company’s public policy advocacy efforts and political and charitable contributions.	✓

The Nominating and Corporate Governance Committee held five meetings during the year ended December 31, 2020.

Board Composition, Board Refreshment, and Director Tenure

AIR is focused on having a well-constructed and high performing board. To that end, the Nominating and Corporate Governance Committee selects nominees for director based on, among other things, breadth and depth of experience, knowledge, skills, expertise, integrity, ability to make independent analytical inquiries, understanding of AIR’s business environment, and willingness to devote adequate time and effort to Board responsibilities. In considering nominees for director, the Nominating and Corporate Governance Committee seeks to have a diverse range of experience and expertise relevant to AIR’s business. The Nominating and Corporate Governance Committee places a premium on directors who work well in the collegial and collaborative nature of the Board (which is also consistent with the AIR culture) and also requires directors who think and act independently and can clearly and effectively communicate their convictions. The Nominating and Corporate Governance Committee assesses the appropriate balance of criteria required of directors and makes recommendations to the Board.

The Nominating and Corporate Governance Committee has specifically considered the feedback of some stockholders as well as the discussions of some commentators that suggest lengthy Board tenure should be balanced with new perspectives. Specific to Aimco and post Separation, AIR, the Nominating and Corporate Governance Committee has structured the Board such that there are directors of varying tenures, with new directors and perspectives joining the Board every few years while retaining the institutional memory of longer-tenured directors. Longer-tenured directors, balanced with less-tenured directors, enhance the Board’s oversight capabilities. AIR’s directors work effectively together, coordinate closely with senior management, comprehend AIR’s challenges and opportunities, and frame Aimco’s business strategy. AIR’s Board members have established relationships that allow the Board to apply effectively its collective business savvy in guiding the AIR’s enterprise.

When formulating its Board membership recommendations, the Nominating and Corporate Governance Committee also considers advice and recommendations from others, including stockholders, as it deems appropriate. Such recommendations are evaluated based on the same criteria noted above. The Nominating and Corporate Governance Committee will consider as nominees to the Board for election at the next annual meeting of stockholders persons who are recommended by stockholders in writing, marked to the attention of AIR’s Corporate Secretary, no later than July 1, 2021.

The Board is responsible for nominating members for election to the Board and for filling vacancies on the Board that may occur between annual meetings of stockholders.

Board Leadership Structure

In connection with the Separation, the Board concluded that separating the Chairman and CEO role would be most effective for the Company’s leadership and governance. Mr. Keltner serves as Chairman of the Board, which includes: presiding over meetings of the Board; presiding over executive sessions of the Independent Directors, which are held regularly and not less than four times per year; with the CEO, setting meeting agendas and schedules; calling meetings of the Independent Directors; and being available for direct communication with stockholders.

The Board has a majority of independent directors. Eight out of the nine directors are independent. All three standing committees (Audit; Compensation and Human Resources; and Nominating and Corporate Governance) are composed solely of independent directors.

Separate Sessions of Independent Directors

AIR’s Corporate Governance Guidelines (described below) provide that the non-management directors shall meet in executive session without management on a regularly scheduled basis, but no less than four times per year. The non-management directors, which group currently is made up of the eight Independent Directors, met in executive session without management four times during the year ended December 31, 2020.

The following table sets forth the number of meetings held by the Board and each committee during the year ended December 31, 2020.

	Board	Non- Management Directors	Audit Committee	Compensation and Human Resources Committee	Nominating and Corporate Governance Committee
Number of Meetings	20	9	5	5	5

Majority Voting for the Election of Directors

In an uncontested election at the meeting of stockholders, any nominee to serve as a director of the Company will be elected if the director receives a majority of votes cast, which means that the number of shares voted “for” a director exceeds the number of shares voted “against” that director. With respect to a contested election, a plurality of all the votes cast at the meeting of stockholders will be sufficient to elect a director. If a nominee who currently is serving as a director receives a greater number of “against” votes for his or her election than votes “for” such election (a “Majority Against Vote”) in an uncontested election, Maryland law provides that the director would continue to serve on the Board as a “holdover director.” However, under AIR’s Bylaws, any nominee for election as a director in an uncontested election who receives a Majority Against Vote is obligated to tender his or her resignation to the Nominating and Corporate Governance Committee for consideration. The Nominating and Corporate Governance Committee will consider any resignation and recommend to the Board whether to accept it. The Board is required to take action with respect to the Nominating and

Corporate Governance Committee’s recommendation. Additional details are set out in Article II, Section 2.03 (Election and Tenure of Directors; Resignations) of Aimco’s Bylaws.

Proxy Access

Based on stockholder feedback, corporate governance best practices and trends, and the Company’s particular facts and circumstances, the Board determined to provide in the Company’s bylaws a proxy access right to stockholders. A stockholder or a group of up to 20 stockholders, owning at least 3% of our shares for at least three years, may submit nominees for up to 20% of the Board, or two nominees, whichever is greater, for inclusion in our proxy materials, subject to complying with the requirements contained in our bylaws.

Code of Ethics

The Board has adopted a code of ethics entitled “Code of Business Conduct and Ethics” that applies to the members of the Board, all of AIR’s executive officers and all teammates of AIR or its subsidiaries, including AIR’s principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on AIR’s website (www.aircommunities.com) and is also available in print to stockholders, upon written request to AIR’s Corporate Secretary. If, in the future, AIR amends, modifies or waives a provision in the Code of Business Conduct and Ethics, rather than filing a Current Report on Form 8-K, AIR intends to satisfy any applicable disclosure requirement under Item 5.05 of Form 8-K by posting such information on AIR’s website (www.aircommunities.com), as necessary.

Corporate Governance Guidelines and Director Stock Ownership

The Board has adopted and approved Corporate Governance Guidelines. These guidelines are available on AIR’s website (www.aircommunities.com) and are also available in print to stockholders, upon written request to AIR’s Corporate Secretary. In general, the Corporate Governance Guidelines address director qualification standards, director responsibilities, director access to management and independent advisors, director compensation, director orientation and continuing education, the role of the Board in planning management succession, stock ownership guidelines and retention requirements, and an annual performance evaluation of the Board.

With respect to stock ownership guidelines for the Independent Directors, the Corporate Governance Guidelines provide that by the completion of five years of service, an Independent Director is expected to own, at a minimum, the lesser of 27,500 shares or shares having a value of at least $550,000. Each of the Independent Directors has holdings well in excess of this amount, with the exception of Messrs. Murphy and Rayis, who joined the Board on April 28, 2020.

Corporate Responsibility

Corporate responsibility is an important part of our business. As with all other aspects of our business, our corporate responsibility program focuses on continuous improvement, to the benefit of our stockholders, our residents, our teammates, our communities, and the environment. We actively discuss these matters with our stockholders and solicit their feedback on our program.

The graphics below describe some of the 2020 highlights of our corporate responsibility program.

STOCKHOLDER
OUTREACH

We have engaged with stockholders holding at least 2/3 of our outstanding shares each of the PAST 5 YEARS. We have always made our Board members available for engagement discussions.

In connection with the Separation, we had direct conversations with stockholders holding approximately 73% of our outstanding shares.  These conversations were wide-ranging on governance, board composition, strategy, and more, and often included Independent Directors.

STOCKHOLDER ENGAGEMENT

R OUR RESPONSES TO STOCKHOLDER INPUT

(Year Added)

✓Separation of Chairman and CEO (2020)

✓Opted out of MUTA (2020)

✓Board Refreshment (2020)

✓Disclosure regarding Board Oversight of Political and Lobbying Expenditures (2020)

✓Disclosure regarding Performance of “In Progress” LTI Awards (2020)

✓ESG Disclosure (2018)

✓Matrix of Director Qualifications and Expertise (2017)

✓More Detailed Management Succession Disclosure (2017)

✓More Graphics (2017)

✓Proxy Access (2016)

✓LTI Program Overhaul (2015)

✓Double Trigger Change in Control Provisions (2015)

✓Claw back Policy (2015)

✓Commitment to not Provide Future Excise Tax Gross-Ups (2015)

s in 2016, 2017, & 2018 Proxy Access in 2016 LTI Program Overhaul in 2015 Double Trigger Change in Control Provisions in 2015 Clawback Policy in 2015 Commitment to no Excise Tax Gross-Ups in 2015

PROXY ACCESS Our bylaws permit:	A stockholder (or group of up to 20 stockholders)	Owning 3% or more of our outstanding common stock continuously for at least 3 YEARS

To nominate and include in our proxy materials director candidates constituting up to the greater of

2 INDIVIDUALS or 20%

of the Board, if the nominee(s) satisfy the requirements specified in our bylaws

HONORED FOR THE SEVERAL CONSECUTIVE YEARS FOR BOARD COMPOSITION

Commitment to our Residents Residents awarded Aimco CSAT scores averaging more than 4 (out of 5 stars) during the past five years, reflecting HIGH LEVELS of RESIDENT SATISFACTION

CSAT Scores
(2016-2020)
5
4.5
4
3.5
3
2.5
2
1.5
1
4.18
4.25
4.25
4.32
4.31
2016
2017
2018
2019
2020

COVID-19 Response Related to Our Residents:

✓Supported residents sheltering in place and met the needs of those who reported positive for infection by COVID-19

✓Redeployed construction supervisors to support property service teams

✓Redeployed dozens of office workers to join shared service center team to hold thousands of structured conversations with residents, helping each plan his or her personal adjustment to the crisis, including offering financial advice, tips on job searches, help with errands, ideas about how to find a roommate, establishing payment plans where appropriate, and even, in a few difficult cases, providing money for groceries

✓Use previous investment in technology and artificial intelligence to adapt to new conditions of social distancing and sheltering at home

Investment in our Teammates

The only real estate company awarded a 2018, 2019, and 2020 Association for Talent Development (ATD) BEST Award for excellence in talent acquisition, training, and team development	One of only six companies to be recognized as a “Top Workplace” in Colorado for each of the past eight years
$1,305,000 Aimco Cares (now AIR Gives) scholarship funds to 630 children of teammates since 2006	Over $67,500 Aimco Cares (now AIR Gives) scholarship funds to 26 students in 2020

COVID-19 Response Related to our Business Operations and Teammates:

✓As crisis approached, formed cross-functional task force that met daily regarding work redesign and team safety

✓Made commitment that any teammate who felt unsafe at work was free to stay home, with pay and without penalty

✓Paid 100% of costs related to COVID-19 testing and treatment

✓Committed to keep full team intact, without layoffs or pay cuts

✓Increased regular communications and transparency, providing steady flow of written, livestream, and video reports to entire team

Commitment to Community IN 2020:
Teammates turn their passion for community service into action through Aimco Cares (now AIR Gives), which gives team members 15 paid hours each year to apply to volunteer activities of their choosing

COVID-19 Response Related to our Community Partners: Mindful of the sacrifice of healthcare providers who worked long hours and felt unable to go home without risking infection of their families, as part of the Aimco Cares (now AIR Gives) Good Neighbor Program, the Company provided free use of furnished apartments at its apartment communities on the Anschutz Medical Campus, near Boulder Community Health, and near Newark University Hospital

$340,000 Raised through Aimco Cares (now AIR Gives) Charity Golf Classic benefitting military veterans and providing scholarships for students in affordable housing

Commitment to Conservation
$980K invested in ENERGY CONSERVATION in 2020	6,690,852 Therms of natural gas conserved	923,922,393 Gallons of water saved through efficiency
	235,005,148 kWh of electricity saved through efficient fixtures	169,730 Metric tons of greenhouse gas emissions avoided

Communicating with the Board of Directors

Any interested parties desiring to communicate with AIR’s Board, the Chairman of the Board, any of the other Independent Directors, any committee chairman, or any committee member may directly contact such persons by directing such communications in care of AIR’s Corporate Secretary. All communications received as set forth in the preceding sentence will be opened by the office of AIR’s General Counsel for the sole purpose of determining whether the contents represent a message to AIR’s directors. Any contents that are not in the nature of advertising, promotions of a product or service, or patently offensive material will be forwarded promptly to the addressee. In the case of communications to the Board or any group or committee of directors, the General Counsel’s office will make sufficient copies of the contents to send to each director who is a member of the group or committee to which the envelope or e-mail is addressed.

To contact AIR’s Corporate Secretary, correspondence should be addressed as follows:

Corporate Secretary

Office of the General Counsel

Apartment Income REIT Corp.

4582 South Ulster Street, Suite 1700

Denver, Colorado 80237

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors, and persons who own more than 10 percent of a registered class of an issuer’s equity securities, to file reports (Forms 3, 4 and 5) of stock ownership and changes in ownership with the SEC and the New York Stock Exchange. Executive officers, directors, and beneficial owners of more than 10 percent of such issuer’s registered equity securities are required by SEC regulations to furnish the issuer with copies of all such forms that they file.

Based solely on Aimco’s, and now AIR’s, review of the copies of Forms 3, 4, and 5 and the amendments thereto received by it for the year ended December 31, 2020, or written representations from certain reporting persons that no Forms 5 were required to be filed by those persons, AIR believes that during the period ended December 31, 2020, all filing requirements were complied with by its executive officers and directors with respect to AIR and Aimco.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS (CD&A)

This CD&A addresses the following:

•	Separation;
•	Stockholder Engagement Regarding Executive Compensation;
•	Overview of Aimco’s Pay-for-Performance Philosophy and 2020 Performance Results;
•	Summary of Executive Compensation Program and Governance Practices;
•	What We Pay and Why: Components of Executive Compensation;
•	Total Compensation for 2020;
•	Other Compensation;
•	Post-Employment Compensation and Employment and Severance Arrangements;
•	Other Benefits; Perquisite Philosophy;
•	Stock Ownership Guidelines and Required Holding Periods After Vesting;
•	Role of Outside Consultants;
•	Base Salary, Incentive Compensation, and Equity Grant Practices;
•	2021 Compensation Targets; and
•	Accounting Treatment and Tax Deductibility of Executive Compensation.

Separation

As noted previously, on December 15, 2020, AIR became a separate and distinct public company from Aimco with the consummation of the Separation.  The management team of the Company served as the management team of Aimco for all but two weeks of 2020 and then as the management team of AIR.  As described below, AIR’s compensation philosophy remains largely consistent with that of Aimco’s.  Given the timing of the Separation, the 2020 elements of compensation and compensation philosophy covered in this CD&A reflect Aimco’s compensation program and philosophy, and references relating to determinations made with respect to compensation generally reflect determinations made by Aimco or the Aimco Compensation and Human Resources Committee (the “Committee”), as applicable, except where noted otherwise.

Stockholder Engagement Regarding Executive Compensation

At Aimco’s 2020 Annual Meeting of Stockholders, approximately 98% of the votes cast in the advisory vote on executive compensation (also commonly referred to as “Say on Pay”) approved the compensation of Aimco’s named executive officers (NEOs) as disclosed in the 2020 proxy statement. The AIR Compensation and Human Resources Committee (the “AIR Committee”) and AIR’s management remain committed to extensive engagement with stockholders as part of ongoing efforts to formulate and implement an executive compensation program designed to align the long-term interests of our executive officers with those of our stockholders.

In the summer and fall of 2020, Aimco engaged with stockholders representing approximately 73% of Aimco’s Class A Common Stock (“Aimco’s Common Stock”) outstanding as of September 30, 2020. Although Aimco’s second outreach in 2020 was primarily focused on soliciting stockholder feedback on the Separation, Aimco also held discussions with some stockholders about its executive compensation program in the wake of the COVID-19 pandemic.

The following chart summarizes the collective feedback we received, and actions we have taken in response.

Stockholder Feedback	Action Taken

Overall Program.

The Company continued to receive broad support from stockholders on the structure of its executive compensation program, the program’s alignment of pay and performance, and the quantum of compensation delivered under the program.

Based on the broad support received from stockholders, the Company made no changes to the structure of the program in 2020.

Disclosure.

Stockholders appreciated the thorough disclosure and encouraged Aimco to continue the same level of disclosure. A few stockholders requested that Aimco provide disclosure on performance for “in progress” LTI awards. One stockholder requested that Aimco provide disclosure of valuation information for current year LTI awards (e.g., valuation for 2020 LTI awards in the 2020 Proxy Statement).

The Company has added a chart disclosing performance as of year-end for “in progress” LTI awards as well as performance results for LTI awards for the three most recently completed performance periods. The Company has added disclosure of valuation information for current year LTI awards.

STI Plan. Stockholders are broadly pleased with the STI plan goals and disclosure of results.

Given that the Company’s STI goals are directly aligned with the Company’s five areas of strategic focus that drive long-term value creation, and have received broad support from stockholders, the Company did not make changes to the structure of its STI goals in 2020.

LTI Plan.

The Company’s three-year, forward looking plan measured upon relative TSR continued to receive broad support from stockholders. Most stockholders maintained that relative TSR should be the only LTI metric. However, a few stockholders encouraged the Company to consider adding a non-TSR based metric to its LTI plan with the rationale that relative TSR is not the best indicator of management effectiveness, day-to-day operational performance, or capital allocation effectiveness.

The Compensation Committee has reviewed the structure of the Company’s LTI plan and has discussed whether to add a metric to the Company’s LTI plan. Given that the Company’s LTI plan received broad support from stockholders, the Company did not make changes to the general structure of its LTI plan in 2020. The Company will continue its review and evaluation of the LTI plan structure, as well as its ongoing dialogue with stockholders on LTI plan structure and metrics and other compensation matters.

Impact of COVID-19 on Compensation Plans.

Like many other companies, Aimco had finalized its 2020 executive compensation plan prior to the onset of the COVID-19 pandemic. STI goals were set, and LTI awards were granted, in late January 2020. The pandemic rendered moot two of the Company’s six 2020 STI goals. The Company had extensive conversations with stockholders, compensation consultants, proxy commentators, and outside counsel. Each of these constituencies stated they expected compensation committees to exercise discretion with respect to 2020 STI plans and, provided the discretionary adjustments were reasonable and disclosed thoroughly, companies should not expect a negative Say on Pay vote. These same constituencies advised that “above target” payouts where discretion is applied and/or metrics are changed from the plan established at the beginning of the year would be heavily scrutinized, especially where there is a pay and performance misalignment. They also encouraged the Company to leave its LTI plan intact and not cancel and re-issue awards, or grant new awards, as a result of the pandemic. Finally, these constituencies stated they would view any changes made to executive compensation programs with an eye toward whether the Company laid off, furloughed, or cut pay below the executive level.

As described in detail in this CD&A, the Company carefully considered the advice of stockholders, compensation consultants, proxy commentators, and outside counsel, and its actions with respect to the 2020 executive compensation program are consistent with the advice of each of these constituencies. The Company’s business of providing homes is essential, and the Company remained open, serving residents, throughout the pandemic. The Company made a commitment to its entire team at the onset of the pandemic, that: any teammate who felt unsafe at work because of the virus was free to stay home, with pay and without penalty; the Company would cover all costs related to COVID-19 testing and treatment; and the team would remain intact, without layoffs or pay cuts. The Company’s commitment to its team is reflected in its highest ever recorded team engagement scores: 4.5 out of 5 for site teams, and 4.42 out of 5 for the entire Company, in 2020. The Company replaced the two 2020 STI goals rendered moot by the pandemic with a goal consisting of the Company’s response to the pandemic. Despite outperformance on the four original goals that remained intact, the Company capped overall STI goal performance at target. The Company made no changes to its 2020 LTI or prior year outstanding awards nor did it grant any new awards following the onset of the pandemic. Mr. Considine’s 2020 compensation, despite spearheading and leading the Company through the Separation and thereby unlocking $1B in stockholder value, was capped at target and he received no additional compensation related to the Separation (as described below).

Post Separation Compensation. Some stockholders expressed the view that the Separation should not serve to increase total compensation across AIR and Aimco.

Specifically with Mr. Considine, the AIR Compensation and Human Resources Committee has determined that Mr. Considine’s total target compensation for 2021, whether from AIR or Aimco will be the same as his total target compensation at Aimco in 2020.  Similarly, the Company determined that target compensation for the other NEOs would remain consistent with 2020, other than for Mr. Wagner who took on a substantially new role. The Company paid Separation-related bonuses to the NEOs.  The Committee recognized Mr. Considine’s tremendous leadership in conceiving, structuring, guiding, and executing the Separation.  The Committee evaluated whether and what type of additional compensation to award Mr. Considine to recognize his work.  After consideration, Mr. Considine proposed that he forego any financial compensation tied directly to the value creation of the Separation in order to make clear that the purpose – and result – of the Separation was its creation of stockholder value.  The Committee agreed and accepted the proposal.

Overview of Pay-for-Performance Philosophy and 2020 Performance Results

Aimco, and following the Separation, AIR, is a pay-for-performance organization. Aimco starts by setting target total compensation near the median of target total compensation for its peers as identified on page 24, both as a measure of fairness and also to provide an economic incentive to remain with the Company. Actual compensation varies from target compensation based on the Company’s results. Each officer’s annual cash incentive compensation, “short term incentive” or STI, is based in part on the Company’s performance against corporate, rather than personal, goals. The more senior the officer, the greater the percentage of his or her STI that is based on the Company’s performance against its corporate goals. Longer term compensation, “long term incentive” or LTI, follows a similar tiered structure. Each officer’s LTI is based in part on the Company’s “total stockholder return” or TSR, relative to its peers, with executive officers having a greater share of their LTI based on relative TSR. In the case of Mr. Considine, his entire LTI award is “at risk” based on the Company’s relative TSR. LTI is measured and vests over time, typically a period of four years, so that officers bear longer term exposure to the decisions they make.

To reinforce alignment of stockholder and management interests, the Company also has stock ownership guidelines that require substantial equity holdings by executive officers, as described further on page 36.

Consummation of Separation of AIR and Aimco, unlocking $1 billion of stockholder value. The TSR of the combined companies outperformed the six large apartment REITs comprising the Company’s multi-family peer group by more than 1,900 basis points from the announcement of the Separation in September 2020 through December 31, 2020.  On the same combined basis, TSR was the best of the coastal apartment REITs for the past one, two, three, and five years.  Coastal apartment REIT peers consist of Avalon Bay Communities, Inc., Essex Property Trust, Equity Residential, and UDR, Inc., which offer greater comparability in geographic markets and average rent levels.  Multi-family peers include the coastal apartment REIT peers and also include Camden Property Trust and Mid-America Apartment Communities.

Aimco produced solid results across all five areas of strategic focus that provide the foundation for the long-term sustainable profitability we seek for the stockholder capital entrusted to Aimco.

2020 AREAS OF STRATEGIC FOCUS

Operations

Drive rent growth based on high levels of resident retention through superior customer selection and satisfaction, coupled with disciplined innovation resulting in sustained cost control, to maximize NOI margins.

Redevelopment and Development	Create value and maximize earnings potential by the renovation and repositioning of apartment communities through small phase and major redevelopments.

Portfolio Management/Capital Allocation

Maintain an apartment portfolio diversified by geography and price point with a focus on properties with high land value located in submarkets with outsized future growth prospects. Invest in properties where we expect the appreciation of land to create opportunities for profitable redevelopment.

Balance Sheet	Use safe property debt that is low-cost, long-dated, amortizing, and non-recourse, limiting entity and refunding risk while maintaining asset flexibility.

Team

Focus intentionally on a collaborative and productive culture based on respect for others and personal responsibility, reinforced by a preference for promotion from within based on talent development and succession planning to produce a strong, stable team that is the enduring foundation of the Company’s success.

Highlights for 2020 in the Company’s five areas of strategic focus included the following:

WHAT THE BELOW CHARTS SHOW IS THAT OUR REVENUE IS MORE RESILIENT THAN OUR COSTAL PEERS AND OUR NOI MARGINS ARE BETTER THAN ALL OF OUR PEERS.

COVID-19 RESPONSE:

✓Supported residents sheltering in place and met the needs of those who reported positive for infection by COVID-19

✓Redeployed construction supervisors to support property service teams

✓Redeployed dozens of office workers to join shared service center team to hold thousands of structured conversations with residents, helping each plan his or her personal adjustment to the crisis, including offering financial advice, tips on job searches, help with errands, ideas about how to find a roommate, establishing payment plans where appropriate, and even, in a few difficult cases, providing money for groceries

✓Used previous investment in technology and artificial intelligence to adapt to new conditions of social distancing and sheltering at home

✓As crisis approached, formed cross-functional Committee that met daily regarding work redesign and team safety

✓Made commitment that any teammate who felt unsafe at work was free to stay home, with pay and without penalty

✓Paid 100% of costs related to COVID-19 testing and treatment

✓Committed to keep full team intact, without layoffs or pay cuts

✓Increased regular communications and transparency, providing steady flow of written, oral, and video reports to entire team

✓Provided free use of furnished apartments to health care providers at our apartment communities on the Anschutz Medical Campus; near Boulder Community Health; and near Newark University Hospital

PEER LEADING NOI MARGIN (2020) COSTAL PEER LEADING SAME STORE REVENUE GROWTH (2020) SAME STORE REVENUE GROWTH EXCEEDS MOST PEERS (2020)
➣10 YEAR REVENUE CAGR: 3.4% ➣10 YEAR COE CAGR: -0.1%
SUPERIOR CUSTOMER SATISFACTION

REDEVELOPMENT AND DEVELOPMENT*

✓Completed ground-up construction of Eldridge Townhomes in Elmhurst, IL. Completed lease-up of community at rental rates ahead of underwriting.

✓Completed ground-up construction of Parc Mosaic in Boulder, CO. Completed lease-up of community at rental rates consistent with underwriting.

✓Completed construction on the redevelopment of 707 Leahy in Redwood City, CA, and on the ground-up development of The Fremont on the Anschutz Medical Campus in Aurora, CO

✓Construction nearly complete at Prism in Cambridge, MA

✓At the North Tower of Flamingo Point in Miami Beach, FL, the major redevelopment continues with a target to complete construction in 2022

*This is no longer an AIR strategy but was relevant for Aimco in 2020.

PORTFOLIO MANAGEMENT/ CAPITAL ALLOCATION

✓During 3Q 2020, we sold a 39% interest in a $2.4 billion portfolio of California properties, enabling a $1 billion reduction in proportionate financial leverage

✓Sold two lesser rated properties during the pandemic at pre-COVID-19 valuations

BALANCE SHEET/ LIQUIDITY

✓During 3Q 2020, we sold a 39% interest in a $2.4 billion portfolio of California properties, enabling a $1 billion reduction in proportionate financial leverage

✓Post Separation, at year end, AIR had $44 million of cash on hand and had the capacity to borrow up to $311 million on our revolving credit facility

HIGHLY ENGAGED TEAM Record 4.42 (out of 5 stars) in 2020	Recognized again in 2020 as a “Top Workplace” in Colorado. One of only six companies to be recognized for each of the past eight years.

Aimco’s success in its five areas of strategic focus has produced superior long-term returns. The following graph compares cumulative total returns for Aimco’s Common Stock, the NAREIT Apartment Index, the REIT Index, and the S&P 500 Index. The graph assumes the investment of $100 in Aimco’s Common Stock and in each index or peer group company on December 31, 2015, and that all dividends paid have been reinvested. For the period from the Separation through December 31, 2020, this reflects the combined results of Aimco and AIR.

Total Return Performance
175
150
125
100
75
Index Value
Aimco (with AIR, post-Separation)
MSCI US REIT Index
Nareit Equity Apartment Index
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

		Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Aimco (with AIR, post-Separation)	100.00	117.29	116.50	121.31	147.33	135.37
MSCI US REIT Index (1)	100.00	108.60	114.11	108.89	137.03	126.66
Nareit Equity Apartment Index (1)	100.00	102.86	106.68	110.63	139.75	118.30

(1)	Source: S&P Global Market Intelligence © 2021.

Aimco and AIR outperformed the NAREIT Apartment Index and the REIT Index over the five-year period ended December 31, 2020, as shown in the following graph in which total stockholder return is presented as an annualized compounded annual growth rate. The Separation created significant value for stockholders. Including the performance of AIR shares distributed to Aimco stockholders, the combined investment outperformed the MSCI US REIT Index by 800 bps and the NAREIT Apartment Index by 1,700 bps on a cumulative basis over the five-year period ended December 31, 2020.

Summary of Executive Compensation Program and Governance Practices

Below we summarize certain executive compensation program and governance practices, including practices Aimco, and following the Separation, AIR, have implemented to drive performance and practices Aimco, and following the Separation, AIR, avoid because we believe they would not serve our stockholders’ long-term interests.

What AIR Does

Pays for performance. A significant portion of executive pay is not guaranteed, but rather is at risk and tied to key financial and value creation metrics that are set in advance and disclosed to stockholders. All of the incentive compensation (both STI and LTI) for Mr. Considine is subject to the achievement of various performance objectives. For the other NEOs, all STI compensation, and two-thirds of target LTI compensation (other than with respect to the CIO, who was promoted to an executive officer position in December 2020), is subject to the achievement of various performance objectives.

Balances short-term and long-term incentives. The incentive programs provide a balance of annual and longer-term incentives, with LTI compensation vesting over multiple years comprising a substantial percentage of target total compensation.

Uses multiple performance metrics. These mitigate the risk of the undue influence of a single metric by utilizing multiple performance measures. Such measures differ for STI and LTI.
Caps award payouts. Amounts or shares that can be earned under the STI plan and LTI plan are capped.
Uses market-based approach for determining NEO target pay. Target total compensation for NEOs is set near the median for peer comparators. The Committee reviews the peer comparator group annually.

Maintains stock ownership guidelines and holding periods after vesting until ownership guidelines are met. AIR has the following minimum stock ownership requirements:  CEO – lesser of five times base salary or 150,000 shares; President and General Counsel and CFO – lesser of five times base salary or 75,000 shares; and other executive officers – lesser of four times base salary or 25,000 shares. All NEOs, with the exception of Mr. Wagner who was promoted in connection with the Separation, meet these requirements.

Includes double-trigger change in control provisions. Equity awards include “double trigger” provisions requiring both a change in control and a subsequent termination of employment (other than for cause) for accelerated vesting to occur.

Uses an independent compensation consulting firm. The Committee engages an independent compensation consulting firm that specializes in the REIT and real estate industry.

Maintains a claw back policy. In the event of a financial restatement resulting from misconduct by an executive, the claw back policy allows the Company to recoup incentive compensation paid to the executive based on the misstated financial information. The policy covers all forms of bonus, incentive, and equity compensation.

Conducts a risk assessment. The Committee annually conducts a compensation risk assessment to determine whether the compensation policies and practices, or components thereof, create risks that are reasonably likely to have a material adverse effect on the Company.

Acts through an independent Compensation Committee. The Committee consists entirely of independent directors.

What AIR Does Not Do
Guarantee salary increases, bonuses or equity grants. The Company does not guarantee annual salary increases or bonuses. The Company makes no guaranteed commitments to grant equity-based awards.
Provide excise tax gross-up payments. The Company will not enter into contractual arrangements that include excise tax gross-up payments.

Reprice options. The Company has never repriced the per-share exercise price of any outstanding stock options. Repricing of stock options is not permitted under the Company’s equity compensation plan without first obtaining approval from the stockholders of the Company.

Pay dividends or dividend equivalents on unearned performance shares. Performance share award agreements provide for the payment of dividends only if and after the shares are earned. Dividends, if any, accrue during the performance period and are paid once shares are earned.

Provide more than minimal personal benefits. The Company does not provide executives with more than minimal perquisites, such as reserved parking spaces.

What We Pay and Why: Components of Executive Compensation

Total compensation for AIR named executive officers is comprised of the following components:

Compensation Component	Form	Purpose
Base Salary	Cash	Provide a salary that is competitive with market.
STI	Cash	Reward executive for achieving short-term business objectives.
LTI	Restricted stock, Long-Term Incentive Plan (“LTIP”) units, and/or stock options, subject to performance and/or time vesting, typically over four years.	Align executive’s compensation with stockholder objectives and provide an incentive to take a longer-term view of AIR’s performance.

LTI compensation directly ties the interests of executives to the interests of our stockholders, and comprises a substantial proportion of compensation for AIR NEOs, as follows:

CEO 2020 Target Pay Mix	Other NEOs 2020 Target Pay Mix

CEO Pay Overview

The Committee determines the compensation for the CEO. In setting Mr. Considine’s target total compensation for 2020, the Committee considered, among other things, the peer group compensation data as discussed below and Mr. Considine’s expertise and experience. The Committee devised a compensation plan for Mr. Considine that resulted in approximately 10% base salary, 27% based on Aimco’s performance against its 2020 corporate goals, and 63% based on relative TSR, making more of Mr. Considine’s target compensation tied to TSR than is the case for any of his peers. Mr. Considine’s target compensation mix is illustrated as follows:

How the Committee determines the amount of target total compensation for executive officers

In addition to reviewing the performance of, and determining the compensation for, the CEO, the Committee also reviews the decisions made by the CEO as to the compensation of the other executive officers. Base salary, target STI, and target LTI are generally set near the median base salary, target STI, and target LTI for peer comparators.

How peer comparators are identified

The Committee considered enterprise Gross Asset Value (“GAV”), as reported by Green Street Advisors, to be an imprecise, but reasonable representation of the complexity of a real estate business and of the responsibilities of its leaders. In addition to GAV, the Committee also reviewed other factors, including gross revenues, number of properties, and number of employees, to determine if these factors provided any additional insight into the work and requirements of its leaders. Based on this analysis, Aimco included as “peers” for 2020 compensation the following 20 real estate companies:

Peer Group
American Campus Communities, Inc.	JBG Smith Properties
American Homes 4 Rent	Kilroy Realty Corp.
Brixmor Property Group, Inc.	Kimco Realty
Camden Property Trust	Liberty Property Trust
Douglas Emmett, Inc.	Macerich Company
Duke Realty Corp.	Omega Healthcare Investors
Equity LifeStyle Properties	Park Hotels & Resorts, Inc.
Extra Space Storage, Inc.	Regency Centers Corp.
Federal Realty Investment Trust	Sun Communities, Inc.
Hudson Pacific Properties, Inc.	Taubman Centers, Inc.

At the time 2020 compensation targets were established, approximately half of these real estate companies had a larger GAV, and approximately half of these real estate companies had a smaller GAV, than does the Company. Due to changes in GAV for AIR and its peers during 2019, American Campus Communities, Inc., Hudson Pacific Properties, Inc., JBG Smith Properties, Omega Healthcare Investors, and Park Hotels & Resorts, Inc. were added to the peer group for 2020 in replacement of Alexandria Real Estate Equities, HCP, Inc., Mid-America Apartment Communities, SL Green Realty Corp., and UDR, Inc.

For Mr. Kimmel, whose position as Executive Vice President, Property Operations, does not have a good benchmark outside of the multi-family industry, Aimco used a multi-family peer group for benchmarking his 2020 compensation, consisting of the following six multi-family real estate companies: AvalonBay Communities, Inc., Camden Property Trust, Essex Property Trust, Equity Residential, Mid-America Apartment Communities, Inc., and UDR, Inc.

Risk analysis of compensation programs

The Committee considers risk-related matters when making decisions with respect to executive compensation and has determined that neither Aimco’s or AIR’s executive compensation program nor any of their non-executive compensation programs create risk-taking incentives that are reasonably likely to have a material adverse effect on the organization. Aimco’s and, following the Separation, AIR’s compensation programs align management incentives with the long-term interests of Aimco and AIR, respectively.

Aimco’s - and now AIR’s - Compensation Program Discourages Excessive Risk-Taking
Limits on STI. The compensation of executive officers and other teammates is not overly weighted toward STI. Moreover, STI is capped.

Use of LTI. LTI is included in target total compensation and typically vests over a period of four years. The vesting period encourages officers to focus on sustaining AIR’s long-term performance. Executive officers with more responsibility for strategic and operating decisions have a greater percentage of their target total compensation allocated to LTI. LTI is capped at two times target, or 200%, for the CEO, and 1.67 times target, or 167%, for the other NEOs, excluding the CIO, who was promoted to an executive officer position in December 2020.

Stock ownership guidelines and required holding periods after vesting. AIR’s stock ownership guidelines require all executive officers to hold a specified amount of AIR equity. Any executive officer who has not yet satisfied the stock ownership requirements for his or her position must retain LTI after its vesting until stock ownership requirements are met. These policies ensure each executive officer has a substantial amount of personal wealth tied to long-term holdings in AIR stock.

Shared performance metrics across the organization. A portion of 2020 STI for AIR NEOs was based upon Aimco’s performance against its publicly communicated corporate goals, which were core to the long-term strategy of Aimco’s business and are reviewed and approved by the Committee. One hundred percent of Mr. Considine’s 2020 STI, and up to 75% of the STI for the other NEOs, was based upon Aimco’s performance against its corporate goals. In addition, having shared performance metrics across the organization reinforces Aimco’s focus on a collegial and collaborative team environment.

LTI based on TSR. A portion of 2020 LTI for all the NEOs was based on relative TSR. In general, the more senior level the officer, the greater the percentage of LTI that is based on relative TSR rather than time-vesting. One hundred percent of Mr. Considine’s LTI, and a substantial proportion of the LTI for the other NEOs, was based on relative TSR.

Multiple performance metrics. Aimco had six corporate goals for 2020. In addition, through our performance management program, Managing Aimco (now AIR) Performance, or MAP, which set and monitored performance objectives for every team member, each team member had several different individual performance goals that are set at the beginning of the year and approved by management. Each of the NEOs had an average of six individual goals for 2020. Having multiple performance metrics inherently reduces excessive or unnecessary risk-taking, as incentive compensation is spread among a number of metrics rather than concentrated in a few.

Total Compensation for 2020

For 2020, total compensation is the sum of base compensation earned in 2020, STI earned in 2020, and LTI awards granted in 2020.

Base Compensation for 2020

For 2020, Mr. Considine’s base compensation was $700,000, unchanged from the previous three years, and well below the median for CEOs of his experience, expertise, and tenure in Aimco’s, and now AIR’s, peer group. For 2020, base compensation for all other NEOs was set between $251,732 and $450,000, near the median base compensation paid by peer comparators for similar positions.

Short-Term Incentive Compensation for 2020

The Committee determined Mr. Considine’s STI by the extent to which Aimco met six designated corporate goals, which are described below and are referred to as Aimco’s Key Performance Indicators, or KPIs.

For the other NEOs, calculation of STI was determined by two components: Aimco’s performance against the KPI; and each officer’s achievement of his or her individual MAP goals. For example, if an executive’s target STI was $400,000 and weighted 75% on KPIs, then 75% of that amount, or $300,000, varied based on KPI results and 25% of that amount, or $100,000, varied based on MAP results. As actual KPI results were 100% of target in 2020, then the executive would receive 100% of $300,000 ($300,000) for the KPI portion of his STI, and if MAP results were 100%, such hypothetical executive would receive 100% of the $100,000, for a total STI payment of $400,000.

Aimco’s 2020 KPIs reflected Aimco’s five areas of strategic focus, as set forth below. Specifically, Aimco’s KPIs consisted of the following six corporate goals that were reviewed with, and approved by, the Committee, each weighted as described.

These goals aligned executive officers with the publicly communicated, long-term goals of Aimco without encouraging them to take unnecessary and excessive risks. Threshold performance paid out at 50%; target performance paid out at 100%; and maximum performance paid out at 200%.

For some goals, where performance was between threshold and target or between target and maximum, the amount of the payout was interpolated.

The following is a tabular presentation of the performance criteria and results for 2020, explained in detail in the paragraphs that follow:

Performance Measures	Goal Weighting	Threshold 50%	Target 100%	Maximum 200%	Actual	Payout
Operations	35%
2020 Same Store NOI Achievement	35%	3%<Budget	Budget	3%>Budget	>3%< Budget	00.00%
					Property Operations Subtotal:	0.00%
Redevelopment and Portfolio Management/Capital Allocation	10%
Redevelopment Investment and Returns, and Transactions That Improve Portfolio Quality	10%	—	Based on, for redevelopment, estimated value creation for the project, and completion of projects on time and on budget and rental rates compared to underwriting, and for transactions, Free Cash Flow internal rates of return.	—	Completed construction and lease-ups of Eldridge Townhomes in Elmhurst, IL, and Parc Mosaic in Boulder, CO. Achieved rental rates in line with or ahead of underwriting. Completed construction of 707 Leahy in Redwood City, CA, and The Fremont in Aurora, CO. On track with Prism in Cambridge, MA, and the North Tower of Flamingo Point in Miami, FL. Acquired for $89.6 million Hamilton on the Bay in Miami, FL.	17.25%
Redevelopment and Portfolio Management Subtotal:						17.25%
Balance Sheet	10%
Balance Sheet Activities Adding Financial Flexibility	10%	—	Based on balance sheet activities that add financial flexibility.	—	In 3Q 2020, sold a 39% interest in a $2.4 billion portfolio of California properties, enabling a $1 billion reduction in financial leverage. The Post Separation, at year end: Aimco had $299 million of cash on hand, including $9 million of restricted cash, and had the capability to borrow up to $150 million under its revolving credit facility.	20.00%
					Balance Sheet Subtotal:	20.00%
Team	10%
Team Member Engagement Scores	5%	4.00	4.20	4.75	4.42	7.00%
On-Site Team Engagement, Retention and Efficiency	5%	—	Based on on-site team engagement scores, team member retention ratios, and efficiency gains.	—	On-site team member engagement for 2020 was a record 4.5 out of 5. Reduced on-site voluntary turnover by 19% and on-site overall turnover by 10%. Made further efficiency gains.	8.00%
					Team and Culture Subtotal:	15.00%
Financial Results	35%
AFFO Per Share	35%	$2.30	$2.40	$2.50	<$2.30	00.00%
					Financial Results Subtotal:	00.00%
Total Before Replacement Goal	100%					52.25%
COVID-19 Response (replacing Operations Performance and Financial Performance goals)	70%	—	Qualitative	—		70.00%
Replacement Goal Subtotal:						70.00%
Total After Replacement Goal						122.25%
Subtraction of “Above Target” Performance						-22.25%
Grand Total						100.00%

For all numeric goals, the target performance metrics were Aimco’s 2020 budget goals. Aimco had a rigorous budgeting process that includes an evaluation of prior performance, market data, and peer performance. Aimco’s budget strategy is to set ambitious, achievable goals. Aimco’s 2020 budget and KPI goals were finalized in January 2020, prior to the onset of the COVID-19 pandemic, which rendered two of the KPI goals moot, as described below. As a result, the Committee determined to apply discretion to replace the two goals with a goal related to Aimco’s response to the pandemic.  As described in detail below, Aimco, and following the Separation, AIR, ensured that its business remain open throughout the pandemic, with teammates across the country providing residents safety, a refuge from the virus, good neighbors, respectful treatment for all, and a helping hand to those in need.

An explanation of the objective of each goal and performance levels and payouts for each goal is set forth below.

Same Store NOI Achievement (35% of KPI). The primary objective of this goal was to fulfill Aimco’s strategic objective of driving rent growth based on high levels of resident retention, through superior customer selection and satisfaction, coupled with disciplined innovation resulting in sustained cost control, to maximize NOI margins. For 2020, the range for the Same Store NOI achievement goal was as follows: “Threshold” equated to achievement of three percent unfavorable to 2020 budgeted Same Store NOI; “Target” equated to achievement of 2020 budgeted Same Store NOI; and “Maximum” equated to three percent favorable to 2020 budgeted Same Store NOI. The Same Store NOI for 2020 was more than 3% unfavorable to budgeted Same Store NOI. This resulted in a payout on the Same Store NOI achievement goal of 0.00% for each of the NEOs. The COVID-19 pandemic, which arose after 2020 KPI goals were finalized in January 2020, rendered the Same Store NOI goal essentially moot, given the lockdowns that started March 2020, increased lease terminations due to economic stress, onerous regulations across the country and particularly in the City of Los Angeles, which made difficult rent collections and addressing non-payment.  The Committee determined to replace the Same Store NOI goal and the AFFO goal, also rendered moot due to the pandemic, with a goal related to the Company’s response to the COVID-19 pandemic.  An explanation of the replacement goal, and the Company’s performance against the replacement goal, is set forth below.

Redevelopment Investment and Returns, and Transactions That Improve Aimco’s Portfolio Quality (10% of KPI). The primary objective of this goal was to fulfill Aimco’s strategic objectives for redevelopment and portfolio management/capital allocation, two of the five areas of strategic focus described above. Large and/or complex redevelopment and development projects provided increased weighting toward the total goal weighting of 10%, with smaller scale projects provided lower weighting toward the total goal weighting. Achievement for each project was determined with reference to the 2020 budgeted investment and scope for the project and was based on the extent to which the project work was completed on time and within budget, as well as whether expected returns on investment were achieved. In 2020, Ground-up construction of Eldridge Townhomes in Elmhurst, IL and the lease-up of the community at rental rates ahead of underwriting were completed. Ground-up construction of Parc Mosaic in Boulder, CO and the lease-up of the community at rental rates consistent with underwriting were also completed. Additionally, construction on the redevelopment of 707 Leahy in Redwood City, CA, and the ground-up development of The Fremont on the Anschutz Medical Campus in Aurora, CO were also completed.  Construction was on track and nearly complete at Prism in Cambridge, MA, and at the North Tower of Flamingo Point in Miami Beach, FL, the major redevelopment continued with a target to complete construction in 2022. Hamilton on the Bay, located in Miami’s Edgewater neighborhood, was acquired for $89.6 million. The community includes a 271-apartment home community located on the waterfront plus an adjacent 0.6-acre development site with four apartment homes. Current zoning allows for the construction of more than 380 additional apartment homes on the combined sites. These outcomes resulted in a payout of this goal of 17.25% for each of the NEOs.

Leverage Ratios and Other Balance Sheet Activities Adding Financial Flexibility (10% of KPI). The primary objective of this goal was to fulfill Aimco’s strategic objective of using safe property debt that is low-cost, long-dated, amortizing, and non-recourse, limiting entity and refunding risk while maintaining asset flexibility. Achievement was based on balance sheet activities that added financial flexibility. During the third quarter, Aimco sold a 39% interest in a $2.4B portfolio of California properties, enabling a $1B reduction in financial leverage, significantly improving Aimco’s strong and flexible balance sheet. This resulted in a payout on the balance sheet goal of 20.00% for each of the NEOs.

Team Member Engagement Scores (5% of KPI). The primary objective of this goal was to fulfill Aimco’s strategic objective of producing a strong, stable team that is the enduring foundation of Aimco and also of AIR’s success. Every team member is surveyed via a third-party, confidential survey on his or her annual anniversary of employment. The team member engagement score consists of the average of the responses to the questions that comprise the engagement index, on a scale of 1 to 5, for all teammates who complete the survey during the year. For 2020 compensation, the range for team member engagement scores was as follows: “Threshold” equated to 4.00; “Target” equated to 4.20; and “Maximum” equated to 4.75. For 2020, Aimco’s team member engagement score was a record 4.42, resulting in a payout of 7.00% for each of the NEOs.

On-Site Team Engagement, Retention, and Efficiency (5% of KPI). The primary objective of this goal was to maintain a highly engaged, stable workforce at our communities, enhanced by innovations in efficiency, all of which further the strategic objective of maximizing NOI margins. Achievement was based on on-site team engagement scores, team member retention ratios, and efficiency gains. Aimco’s on-site team member engagement score was a record 4.5 out of 5. On-site voluntary turnover was reduced by 19% and on-site overall turnover was reduced by 10%, each as compared to 2019. This resulted in a payout on the on-site engagement, retention, and efficiency goal of 8.00% for each of the NEOs.

AFFO Per Share (35% of KPI). The primary objective of the AFFO goal was to increase Aimco’s current period financial result. For 2020 compensation, the range for the AFFO goal was set as follows: “Threshold” equated to $2.30 per share; “Target” equated to $2.40 per share; and “Maximum” equated to $2.50 per share. Aimco’s AFFO was less than $2.30 per share. These goals would have resulted in a payout on the AFFO per share goal of 0.00% for each of the NEOs. The COVID-19 pandemic, which arose after 2020 KPI goals were finalized in January 2020, rendered the AFFO goal moot, for the reasons described above in the Same Store NOI description, as NOI is the primary driver of AFFO.  The  Committee determined to replace the AFFO goal and the Same Store NOI goal, also rendered moot due to the pandemic, with a goal consisting of Aimco’s  response to the COVID-19 pandemic.  An explanation of the replacement goal, and Aimco’s performance against the replacement goal, is set forth below.

Replacement Goal: COVID-19 Response.  Aimco designed its business with difficult economic times in mind, which is why:  Aimco, and now AIR, give significant importance to customer selection and satisfaction and work hard to control property expenses; Aimco, prefers short-cycle redevelopment to less flexible ground-up development; the portfolio is also diversified by geography and price point; Aimco’s, and now AIR’s leverage is primarily long-dated, non-recourse property debt; and Aimco’s and now AIR’s, intentional culture emphasizes flexibility and initiative, collaboration and personal responsibility.  This intentional design around its five areas of strategic focus enabled Aimco to take immediate action to serve its teammates, its residents, and local communities in response to the crisis.

As the crisis approached, Aimco made the health and safety of teammates its priority.  Aimco (i) formed a cross-functional task force of approximately a dozen individuals who met daily to re-design how work would be done on site and to keep the team safe while continuing to lease apartments and fulfill service requests; (ii) made it clear, and consistent with company policies providing flexibility, that any teammate who felt unsafe at work because of the virus was free to stay home, with pay and without penalty; (iii) undertook to pay all costs related to COVID-19 testing and treatment; (iv) committed to keep the employee team intact, without layoffs or pay cuts; and (v) committed to continued, and increased, regular communications and transparency, providing a steady flow of written, oral, and video reports to the entire team.

Customer focus led Aimco to make its properties safer by increasing cleaning and disinfecting, reducing opportunities for infection, and limiting in-person interactions with neighbors and site teams.  Aimco: searched out ways to support those sheltering in place and to meet the needs of those who reported positive for infection by COVID-19; redeployed construction supervisors whose work had been paused to support property service teams, and redeployed dozens of office workers to join the shared service center team to hold thousands of structured conversations with residents, helping each plan his or her personal adjustment to the crisis, including offering financial advice, tips on job searches, help with errands, ideas about how to find a roommate, establishing payment plans where appropriate, and even, in a few difficult cases, providing money for groceries; and used its previous investment in technology and artificial intelligence to adapt to the new conditions of social distancing and sheltering at home.

Additionally, mindful of the sacrifice of healthcare providers who worked long hours and felt unable to go home without risking infection of their families, and as part of the Aimco Cares Good Neighbor program, Aimco provided free use of furnished apartments at its 21 Fitzsimons community on the Anschutz Medical Campus, its Parc Mosaic community near Boulder Community Health, and its River Club community near Newark University Hospital.

Aimco’s Board was fully informed and fully engaged, including two candidates for the Board who were formally elected in late April 2020.  During March and April 2020, Aimco delivered five management reports, made numerous calls, asked individual directors for specific assistance, and held four virtual board meetings.

Knowing the importance of financial liquidity and building on $650 million of cash and committed credit at the start of 2020, Aimco drew down $300 million on its bank lines, reduced expected 2020 capital spending by $150 million, or almost one-half, and undertook to increase available credit by another $720 million: a $350 million bank term loan and approximately $370 million in proceeds from property loans.

As objective measures of Aimco’s response to the pandemic, Aimco’s resident satisfaction score, based on 57,000 surveys, was a 4.31 out of 5, within one basis point of its highest score on record.  Aimco’s team engagement scores shattered previous records: team engagement for site teams was 4.5 out of 5, breaking the previous year’s all-time record of 4.45, and overall team engagement was 4.42 out of 5, above the prior year’s 4.2 and also a new company record.

During the course of the year, the Committee continued to evaluate whether and how to adjust the goals set out at the beginning of the year and ultimately determined that it would wait until full year performance was known to evaluate performance against the original goals as well as the necessary business priorities that arose given the COVID-19 pandemic. Taking all of this into account, the Committee determined that Aimco’s response to the COVID-19 pandemic should replace the NOI and AFFO goals.

Although Aimco achieved outperformance on each of the other 2020 goals, the Committee capped overall KPI performance at target, or 100%. Accordingly, each executive officer was awarded 100% of the portion of his or her target STI attributable to KPI.

The Committee considered a number of factors in applying discretion to replace the Same Store NOI and AFFO goals with a goal consisting of Aimco’s response to the COVID-19 pandemic, and in capping overall KPI performance at target. The Committee considered Aimco’s strong record of pay and performance alignment, as demonstrated by Aimco’s 98% or higher “FOR” Say on Pay vote for the past five consecutive years.  The Committee considered Aimco’s regular engagement with stockholders holding at least two-thirds of its outstanding shares, the broad support received by stockholders with regard to company compensation plans, and the refinements Aimco has made to its compensation and other programs over the years as a result of those discussions.  The Committee also considered Aimco’s discussions with stockholders in 2020 regarding how to approach evaluation of STI goals rendered moot by the pandemic.  The manner in which the Committee applied discretion with respect to 2020 STI goals is consistent with these discussions.

Various of the key financial indicators we use in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures. Key non-GAAP measures we use are defined, described and, where appropriate, reconciled to the most comparable financial measures computed in accordance with GAAP under the Non-GAAP Measures heading within Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2020.

Long-Term Incentive Compensation Awards for 2020

Under the 2020 LTI program for executive officers, four forms of LTI were granted to NEOs on January 28, 2020, as follows: (1) performance-based long-term incentive units in our operating partnership (“LTIP Units”), which were granted to Mr. Considine, representing 100% of his 2020 LTI award; (2) performance-based restricted stock, which was granted to Messrs. Beldin, and Kimmel and Ms. Cohn, representing two-thirds of the 2020 LTI awards for Mr. Kimmel, approximately 50% of the 2020 LTI awards for Mr. Beldin, and approximately 53% of the 2020 LTI awards for Ms. Cohn; (3) performance-based stock options, which were granted to Mr. Beldin and Ms. Cohn, representing approximately 17% of Mr. Beldin’s 2020 LTI awards and approximately 13% of Ms. Cohn’s LTI awards; and (4) time-based restricted stock, which was granted to Messrs. Beldin, and Kimmel and Ms. Cohn, representing one-third of their 2020 LTI awards, with 25% of the awards vesting on each anniversary of the grant date. The performance-based LTIP Units, the performance-based restricted stock, and the performance-based stock options are referred to as “performance-based LTI awards,” because the number of such LTIP Units and the amount of restricted stock and stock options that vest, if any, is determined based on relative TSR performance during a forward looking, three-year performance period, as described in detail below. Mr. Wagner’s 2020 LTI was granted in January 2021 according to the backward looking LTI plan for officers below the executive officer level, which is the plan that applied to Mr. Wagner prior to his promotion to Chief Investment Officer (“CIO”) in December 2020.  Mr. Wagner’s 2020 LTI is discussed further below.

2020 CEO LTI Equity Mix	2020 Other NEOs[1] LTI Equity Mix

Performance-Based,
Based Entirely on Relative TSR
100%
Time-Based
0%

1 Excludes Mr. Wagner, who was promoted to an executive officer position in December 2020.

The amount of performance based LTI awards granted in 2020 that may vest are determined in accordance with the following TSR performance metrics:

Metric and Performance Level (1) (relative performance stated as basis points above or below index performance)(2)
	Threshold	Target	Maximum
Relative to NAREIT Apartment Index	-250 bps	+50 bps	+400 bps
Relative to MSCI US REIT Index	-350 bps	+50 bps	+500 bps

(1)	The relative metrics above reflect the metrics used for the awards made in 2020 for the three-year forward-looking performance period ending on December 31, 2022.
(2)	If absolute TSR for the three-year forward-looking performance period is negative, any portion of the LTI award achieved above target will not vest until absolute TSR is once again positive.

Such metrics apply to the LTIP Units granted to Mr. Considine, all of which are performance based, the performance-based restricted stock granted to Messrs. Beldin, and Kimmel and Ms. Cohn, and the performance-based stock options granted to Mr. Beldin and Ms. Cohn. The Committee set threshold performance to pay out at 50%; target performance to pay out at 100%; and maximum performance to pay out at 200%. Performance below threshold will result in no payout. If performance is between threshold and target or between target and maximum, the amount of the payout will be interpolated. Performance-based LTI awards vest 50% following the end of the three-year performance period (based on attainment of TSR targets), and 50% one year later, for a four-year plan from start to finish, illustrated below, subject to the grantee’s continued service to AIR, and subject to a delay if absolute TSR for the three-year forward looking performance period is negative.

Post Separation, the Committee determined that the remaining performance periods of the 2019 and 2020 AIR performance-based awards would be determined using the combined total stockholder return of AIR and Aimco.

Mr. Considine’s LTIP Units are intended to constitute profits interests within the meaning of the Code. As described above, the number of Mr. Considine’s LTIP Units granted in 2020 that may vest is determined based on AIR’s relative TSR performance over the course of a forward looking, three year-performance period, with 50% of such number of LTIP Units generally vesting at the later of the time performance is determined or the third anniversary of the grant date and 50% vesting on the fourth anniversary of the grant date. With respect to 100% of the LTIP Units granted to Mr. Considine, all of which are performance based, Mr. Considine was granted the ability to participate in the appreciation of value of Aimco (now AIR) that took place after these LTIP Units were granted, subject to their vesting. For the purpose of calculating the number of shares subject to these LTIP Units, the target dollar amount was divided by $8.50, which price was calculated by a third-party financial firm with particular expertise in the valuation of such LTIP Units. The LTIP Units have a conversion price of $47.14, which was the closing price of Aimco’s stock on the grant date and equal to the fair market value of Aimco’s Common Stock on the grant date adjusted pursuant to the Employee Matters Agreement entered into in connection with the Separation. Additional details regarding the structure of LTIP Units can be found in the Amended and Restated Agreement of Limited Partnership of the AIR Operating Partnership, the Form of Performance Vesting LTIP Unit Agreement, and the Form of Performance Vesting LTIP II Unit Agreement, all of which are incorporated by reference into AIR’s Annual Report on Form 10-K for the year ended December 31, 2020, as Exhibits 10.1, 10.18 and 10.20, respectively.

As provided in the Employee Matters Agreement, at the Separation each outstanding time or performance-vesting Aimco equity award was converted into awards of both shares of Aimco Common Stock and shares of AIR Common Stock. The number of shares of Aimco Common Stock and AIR Common Stock subject to each converted award (and the applicable exercise price with respect to converted stock option awards) was determined in a manner intended to preserve the aggregate value of the original Aimco equity award as measured immediately before the Separation. A similar adjustment was provided for with respect to LTIPs.

For the purpose of calculating the number of shares of performance-based restricted stock to be granted to each of Messrs. Beldin and Kimmel and Ms. Cohn, the dollar amount allocated to restricted stock was divided by $53.53 per share, which was the average of the closing trading prices of the Aimco’s Common Stock on the five trading days up to and including the grant date. The five-day average was used to mute the effect of any single day spikes or declines. The share award agreements to which the performance-based restricted shares were granted do not provide for the payment of dividends until the shares are earned. Dividends accrue during the performance period. For the purpose of calculating the number of shares subject to the performance-based stock options to be granted, the dollars allocated to stock options were divided by $8.15, which price was calculated by a third party financial firm with particular expertise in the valuation of options.  The stock options have an exercise price of $47.14, which was the closing price of Aimco’s stock on the grant date and equal to the fair market value of Aimco’s Common Stock on the grant date, adjusted pursuant to the Employee Matters Agreement entered into in connection with the Separation.

Mr. Wagner’s 2020 LTI was granted on January 25, 2021, according to the backward looking LTI plan that governs LTI awards for officers below the executive officer level and was the plan that applied to Mr. Wagner prior to his promotion in December 2020. Under the plan that governs LTI awards for officers below the executive officer level, at the start of 2020, Mr. Considine determined that LTI for 2020 would be based in part on TSR. Specifically, 50% of the LTI target would be awarded for the purpose of attracting and retaining key talent integral to the success of Aimco.  The remaining fifty percent of the LTI target would be based on TSR, with half (25% of the total LTI target) based on one-year TSR as compared to the REIT Index, and half (another 25% of the total LTI target) based on three-year TSR as compared to the REIT Index.  TSR at greater than 110% of the REIT Index would result in a 125% payout of the LTI target attributable to TSR, and TSR at less than 90% of the REIT Index would result in a 75% payout of the LTI target attributable to TSR.  TSR between 90% and 110% of the REIT Index would result in 100% payout of the LTI target attributable to TSR. One-year TSR was between 90% and 110% of the REIT Index, resulting in a payout of 100% of the portion of the LTI target attributable to one-year TSR, and three-year TSR was greater than 110% of the REIT Index, resulting in a payout of 125% of the portion of the LTI target attributable to three-year TSR.  Accordingly, Mr. Wagner was awarded 106.25% of his target LTI (i.e., 50% of the LTI target was for the purpose of retention and paid at 100%; 25% of the LTI target was paid at 100% based on relative performance on one-year TSR; and 25% of the LTI target was paid at 125% based on relative performance on three-year TSR; and the net effect of these three components resulted in an overall award of 106.25% of target LTI).

NEO Compensation for 2020

CEO Compensation. The Committee determined Mr. Considine’s STI for 2020 would be based entirely on the Company’s performance against the six designated corporate goals, described above. The Committee calculated Mr. Considine’s STI by multiplying his STI target of $1.8 million by 100%, which was the Committee’s payout determination having reviewed overall performance on the six corporate goals. The Committee granted Mr. Considine’s LTI in the form of LTIP Units on January 28, 2020, for the three-year performance period from January 1, 2020, through December 31, 2022; the LTI grant is entirely at risk, based on relative returns over the performance period. Mr. Considine’s 2020 target compensation and incentive compensation are summarized as follows:

		Target Total Incentive		2020 Incentive Compensation
		Compensation		STI	LTI
Target Total Compensation ($)	Paid Base ($)	STI ($)	LTI ($)	($) (1)	Time-Based Equity ($)	Performance-Based 'Equity – Profits Interest LTIP Units ($) (2)
6,800,000	700,000	1,800,000	4,300,000	1,800,000	—	4,300,000

(1)	Amount shown reflects the amount of 2020 STI paid to Mr. Considine.
(2)

Amount shown reflects a 100% payout that would result from achieving “target” performance. Actual payout may range from 0% to 200% of this amount depending on performance results over the forward looking, three-year performance period ending December 31, 2022. The number of LTIP Units that are earned, if any, will vest with respect to 50% following the end of the three-year performance period and 50% one year later, for a four-year vesting period.

Other NEO Compensation. For Messrs. Beldin and Kimmel and Ms. Cohn, an allocation of the target STI was made as follows: 75% of the target STI was calculated based on the Company’s performance against KPI and 25% of the target STI was calculated based on each executive’s achievement of his or her individual MAP goals.  Mr. Wagner’s target STI was allocated 50% to KPI and 50% to achievement of his individual MAP goals. As noted above, the Company’s KPI performance was 100.00%. Accordingly, each was awarded 100.00% of the portion of his or her STI attributable to KPI (i.e., 75% of the target STI amount shown below for Messrs. Beldin and Kimmel and Ms. Cohn, and 50% of the target STI amount shown below for Mr. Wagner).

In determining the MAP achievement component of 2020 STI, Mr. Considine determined that: Mr. Beldin’s MAP achievement would be paid at 100% of target for his contributions to finance and accounting and to the Company’s balance sheet; Ms. Cohn’s MAP achievement would be paid at 200% for her leadership over legal matters, insurance, risk management, property dispositions, and asset quality and service, and specifically for her leadership in connection with Aimco’s response to the COVID-19 pandemic; Mr. Kimmel’s MAP achievement would be paid at 100% for his contributions to Aimco’s operating results, particularly in the wake of the COVD-19 pandemic; and Mr. Wagner’s MAP achievement would be paid at 112.5% for his role in setting the parameters for a pure play multi-family investment vehicle. The Committee reviewed Mr. Considine’s determinations with respect to Messrs. Beldin, Kimmel, and Wagner and Ms. Cohn. As described in detail beginning on page 31, LTI for the NEOs other than the CEO and other than Mr. Wagner was granted on January 28, 2020, in the form of LTIP Units, restricted stock, and/or stock options. As described above, Mr. Wagner’s LTI for 2020 was granted in January 2021.  Target compensation and incentive compensation for 2020 for the other NEOs is summarized as follows:

			Target Total		2020 Incentive Compensation ($)
			Incentive
			Compensation		STI	LTI
							Performance-	Performance-
	Target Total					Time-Based	Based Equity	Based Equity
	Compensation	Paid Base				LTI	-Stock	- Stock Options
	($)	($)	STI ($)	LTI ($)	($) (1)	($) (2)	($) (3)	($) (3)
Mr. Beldin	1,070,000	450,000	250,000	370,000	250,000	123,333	185,000	61,667
Ms. Cohn	2,100,000	450,000	550,000	1,100,000	687,500	366,667	586,666	146,667
Mr. Kimmel	1,700,000	450,000	500,000	750,000	500,000	250,000	500,000	—
Mr. Wagner	374,920	251,732	69,628	53,560	73,980	56,908	—	—

(1)	Amounts shown reflect the 2020 STI paid to each of Messrs. Beldin, Kimmel, and Wagner and Ms. Cohn.
(2)

For Messrs. Beldin, and Kimmel and Ms. Cohn, comprises one-third of the LTI target, vesting ratably over four years, and is for the purpose of attracting and retaining key talent integral to the success of the Company. For Mr. Wagner, comprises actual 2020 LTI as described in detail above, vesting ratably over four years.  For Messrs. Beldin, and Kimmel and Ms. Cohn, time-based LTI was in the form of restricted stock. For Mr. Wagner, time-based LTI was in the form of deferred cash.

(3)

Amounts shown reflect a 100% payout of the performance-based shares resulting from achieving “target” performance. Actual payouts will be in a range of 0% to 200% of these amounts, depending on performance results for the three-year performance period from January 1, 2020, through December 31, 2022.

Determination Regarding 2018 Performance Share Awards. As part of the 2018 LTI program, Aimco granted performance-share awards that might be earned based on relative TSR as compared to the NAREIT Apartment Index (60% weighting) and the REIT Index (40% weighting) over a three-year performance period ending on December 31, 2020, with awards vesting 50% following the end of the three-year performance period (based on attainment of TSR targets) and 50% one year later, for a four-year plan from start to finish. On January 27, 2021, the Committee determined that Aimco’s three-year TSR (combined with AIR’s TSR for the period from December 11, 2020, through December 31, 2020) was 330 basis points higher than the NAREIT Apartment Index and 300 basis points higher than the REIT Index for the three-year performance period ending on December 31, 2020, resulting in the number of shares being earned at 170% of target for Messrs. Considine, Beldin, and Kimmel and Ms. Cohn.

The chart below summarizes the results for the 2018 performance share awards, and provides performance as of December 31, 2020, for the “in progress” 2020 and 2019 and performance share awards.

Long Term Incentive Plan Award Status
Three-Year Performance Period	2016	2017	2018	2019	2020	2021	2022	Status	CEO % Payout(1)	Other NEOs(2)
2020 – 2022					33% Completed			Tracking Between Target and Maximum	144%(3)	129%(3)
2019 – 2021				67% Completed				Tracking Between Threshold and Target	82%(3)	88%(3)
2018 – 2020			100% Completed					Payout Achieved Between Target and Maximum	170%	147%

(1)100% of the LTI award for Mr. Considine is performance-based, or at risk, based entirely on relative TSR.

(2)Two-thirds of the LTI awards for the other NEOs are performance-based, or at risk, based on relative TSR, and the remaining one-third of the LTI awards are for the purpose of retention, or time-based. Payouts shown include the time-based portion of the awards.

(3)Amounts reflect performance of “in progress” awards as of December 31, 2020, and for the period from December 11, 2020, through December 31, 2020, include the sum of Aimco and AIR TSR for purposes of the Company’s TSR performance.

Other Compensation

From time to time, the Company determines to provide executive officers with additional compensation in the form of discretionary cash or equity awards. Mr. Considine awarded discretionary cash awards to the following executive officers for their significant contributions in connection with the Separation: Mr. Beldin — $250,000; Ms. Cohn — $550,000; Mr. Kimmel — $125,000; and Mr. Wagner — $50,000.  Mr. Considine determined the amounts with reference to each individual’s STI target amount, meaning that each award would not be more than the executive officer’s STI target amount.  These awards were in addition to, and not in lieu of, other compensation.

The Committee recognized Mr. Considine’s tremendous leadership in conceiving, structuring, guiding, and executing the Separation. The Committee evaluated whether and what type of additional compensation to award Mr. Considine to recognize his work.  After consideration, Mr. Considine proposed that he forego any financial compensation tied directly to the value creation of the Separation in order to make clear that the purpose – and result – of the Separation was its creation of stockholder value.  The Committee agreed and accepted this proposal.

Post-Employment Compensation and Employment and Severance Arrangements

401(k) Plan

Aimco, and AIR following the Separation, provide a 401(k) plan that is offered to all teammates. In 2020, Aimco and AIR together matched 25% of participant contributions to the extent of the first 4% of the participant’s eligible compensation. For 2020, the maximum match was $2,850, which was the amount matched for each of Messrs. Considine, Beldin, Kimmel, and Ms. Cohn’s 2020 401(k) contributions. Mr. Wagner’s match was $2,412 of his 2020 401(k) contribution.  No additional discretionary match was provided in 2021 because Aimco did not achieve greater than 105% performance of its 2020 corporate goals. Aimco’s prior year discretionary match to all teammates, reflecting Aimco’s achievement of greater than 125% on its 2019 corporate goals, was $1,200.

Other than the 401(k) plan, neither Aimco nor AIR provide post-employment benefits. Additionally, neither Aimco nor AIR maintains a defined benefit pension plan, a supplemental executive retirement plan or any other similar arrangements.

Executive Employment Arrangements

2017 Employment Agreement. On December 21, 2017, the AIR Operating Partnership entered into an employment agreement with Mr. Considine (the “2017 Employment Agreement”). The Committee at the time evaluated the terms of the 2017 Employment Agreement in comparison to those of the CEOs of Aimco’s peers and other comparable companies. The 2017 Employment Agreement was for a two-year term. On December 19, 2019, the Committee extended the term of the 2017 Employment Agreement for an additional two years, from January 1, 2020, through December 31, 2021. The remaining terms and conditions of the 2017 Employment Agreement remained unchanged. On December 15, 2020, Mr. Considine and the AIR Operating Partnership amended the 2017 Employment Agreement to provide that references to the “Company” in the 2017 Employment Agreement would be to AIR (rather than Aimco) following the Separation.

The 2017 Employment Agreement provides for a base salary of $700,000, subject to future increase. Mr. Considine also continues to be eligible to participate in AIR’s performance-based incentive compensation plan with a target annual short-term incentive award opportunity of not less than $1.4 million (the “Target STI”), and a target long-term incentive award opportunity of not less than $4.025 million, both subject to future increase.

Pursuant to the 2017 Employment Agreement, upon termination of Mr. Considine’s employment by AIR without cause, by Mr. Considine for good reason, or upon a termination for reason of disability, Mr. Considine is generally entitled to: (a) a lump sum cash payment equal to the sum of (i) three times the sum of his base salary at the time of termination, and (ii) the Target STI; (b) any short-term incentive bonus earned but unpaid for a prior fiscal year (the “Prior Year STI”); (c) a pro-rata portion of the short-term incentive bonus he would have earned for the year in which the termination occurs, based on the actual achievement of the applicable performance targets (the “Pro Rata STI”); and (d) immediate and full acceleration of any outstanding unvested equity awards, with all outstanding stock options (including options previously vested) remaining exercisable until the expiration of the applicable option term. In the event of Mr. Considine’s retirement, Mr. Considine will be entitled to: (a) the Prior Year STI; (b) the Pro Rata STI; and (c) accelerated vesting of outstanding and unvested equity awards, if any, that vest solely on a time basis and continued vesting of all outstanding unvested equity awards that vest based on the achievement of performance targets according to actual achievement of the applicable performance targets. If Mr. Considine’s employment is terminated due to his death, Mr. Considine’s estate will receive payment of any earned but unpaid base salary and vested accrued benefits, the Prior Year STI, and the Pro Rata STI, and all outstanding equity awards will become immediately and fully vested and be treated in accordance with the terms of the applicable award agreement.

Under the 2017 Employment Agreement, Mr. Considine is not entitled to any additional or special payments upon the occurrence of a change in control.

In the event payments to Mr. Considine are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the payments will be either (a) delivered in full, or (b) delivered as to such lesser extent that would result in no portion of such payments being subject to the excise tax, whichever results in the receipt by Mr. Considine of the greater amount on an after-tax basis.

The 2017 Employment Agreement also contains customary confidentiality provisions, a limited mutual non-disparagement provision, and non-competition, non-solicitation, and no-hire provisions.

In addition, as part of the Separation AIR and Aimco entered into the Employee Matters Agreement, which provides that Mr. Considine will continue to serve Aimco with specific responsibilities during the next two years to support the establishment and growth of the Aimco business, reporting directly to the Aimco board of directors.

None of Messrs. Beldin, Kimmel, or Wagner or Ms. Cohn has an employment agreement.

Executive Severance Arrangements

Executive Severance Policy. In connection with the Separation, AIR adopted the Apartment Income REIT Corp. Executive Severance Policy (the “Executive Severance Policy”). The Executive Severance Policy supersedes and replaces any employment agreement or other plan, policy or practice involving the payment of severance benefits to participants under the Executive Severance Policy. The Company’s Executive Vice Presidents, as determined on the records of the Company and any other entities through which the operations of the Company are conducted, are eligible to participate in the Executive Severance Policy. Each of Messrs. Beldin, Kimmel, and Wagner and Ms. Cohn are participants under the Executive Severance Policy; however, the Chief Executive Officer, Mr. Considine, is not a participant under the Executive Severance Policy.

The Executive Severance Policy provides that if the Company terminates a participant’s employment without “Cause,” or if the participant terminates his or her employment for “Good Reason” (each as defined in the Executive Severance Policy), then the participant will be eligible to receive the following benefits:

•

a lump sum payment equal to the sum of (i) the annual base salary for the calendar year of the date of termination, and (ii) the average annual bonus paid to the participant in the most recent three years; and

•	18 months of continued health benefits coverage at the Company’s expense.

The vesting and exercise of any equity awards held by a participant on the date of termination will be determined in accordance with the applicable incentive plan and award agreement.

Pursuant to the terms of the Executive Severance Policy, if the Company terminates a participant’s employment without Cause, or if the participant terminates his or her employment for Good Reason, in either case, within the period commencing six months prior to and ending 12 months following a “Change in Control” (as defined in the Executive Severance Policy), then in lieu of the severance benefits described above the participant will be eligible to receive the following benefits:

•

a lump sum payment equal to two times the sum of (i) the annual base salary for the calendar year of the date of termination, and (ii) the average annual bonus paid to the Eligible Executive in the most recent three years;

•	18 months of continued health benefits coverage at the Company’s expense; and
•	100% accelerated vesting of any unvested equity awards then-held by the participant.

The Executive Severance Policy provides that if the employment of the participant is terminated by reason of the participant’s death or disability, then the participant will be eligible to receive a pro-rated bonus for the year of termination. In addition, the vesting and exercise of any equity awards held by the participant at the time of his or her death or disability will be determined in accordance with the applicable incentive plan and award agreement.

In the event that any payment or benefit payable to a participant under the Executive Severance Policy would result in the imposition of excise taxes under the “golden parachute” provisions of Section 280G of the Internal Revenue Code, then such payments and benefits will either be made and/or provided in full or will be reduced such that the excise tax under Section 280G is not applicable, whichever is least economically disadvantageous to the participant. The Executive Severance Policy does not provide for any excise tax or other tax “gross-up” payment.

All severance payments and benefits under the Executive Severance Policy are subject to applicable withholding obligations, the participant’s execution and non-revocation of a release of claims, and compliance with certain non-competition, non-disclosure and non-solicitation covenants set forth in a restrictive covenant agreement that is appropriate for the participant’s position.

The Executive Severance Policy will remain in effect, subject to amendment, until terminated by the Board. The Board may terminate or amend the Executive Severance Policy at any time, so long as at least 90 days’ prior notice is provided to any participant if the termination or amendment of the Executive Severance Policy would materially or adversely affect the rights of the participant.

Non-Competition and Non-Solicitation Agreements

Effective in January 2002 for Mr. Considine, and in connection with their employment or promotions by the Company for Messrs. Beldin and Kimmel and Ms. Cohn, the Company entered into certain non-competition and non-solicitation agreements with each executive. Mr. Considine’s 2002 non-competition and non-solicitation agreement was replaced by his 2008 and 2017 Employment

Agreements. Pursuant to these agreements, each of these NEOs agreed that during the term of his or her employment with the Company and for a period of two years following the termination of his or her employment, except in circumstances where there was a change in control of the Company, he or she would not (i) be employed by a competitor of the Company named on a schedule to the agreement, (ii) solicit other employees to leave the Company’s employment, or (iii) solicit customers of Aimco to terminate their relationship with the Company. The agreements further required that the NEOs protect trade secrets and confidential information. For Messrs. Beldin and Kimmel and Ms. Cohn, the agreements provide that in order to enforce the above-noted non-competition condition following the executive’s termination of employment by the Company without cause, each such executive will receive, for a period not to extend beyond the earlier of 24 months following such termination or the date of acceptance of employment with a non-competitor, (i) non-compete payments in an amount, if any, to be determined by the Company in its sole discretion and (ii) a monthly payment equal to two-thirds of such executive’s monthly base salary at the time of termination. For purposes of these agreements, “cause” is defined to mean, among other things, the executive’s (i) breach of the agreement, (ii) failure to perform required employment services, (iii) misappropriation of Company funds or property, (iv) conviction, plea of guilty, or plea of no contest to a crime involving fraud or moral turpitude, or (v) negligence, fraud, breach of fiduciary duty, misconduct or violation of law.  Mr. Wagner’s agreement provides for non-solicitation as well as confidentiality and trade secret protection.

Equity Award Agreements

Double Trigger Vesting Upon Change in Control. The award agreements pursuant to which restricted stock, LTIP Unit, or stock option awards have been granted to Messrs. Considine, Beldin and Kimmel, and Ms. Cohn, as applicable, provide that if (i) a change in control occurs and (ii) the executive’s employment with the Company is terminated either by the Company without cause or by the executive for good reason, in either case, within 12 months following the change in control, then (a) for time-based options or restricted stock, all outstanding shares of restricted stock or unvested stock options shall become immediately and fully vested and exercisable, and all vested options will remain exercisable for the remainder of the term of the option, and (b) for performance-based options, restricted stock and/or LTIP Unit awards, shares, unvested options and/or units will vest based on the higher of actual or target performance through the truncated performance period ending on the date of the change in control, and all vested options will remain exercisable for the remainder of the term of the option.

Accelerated Vesting Upon Termination of Employment Due to Death or Disability. Pursuant to the 2017 Employment Agreement, as set forth above, if Mr. Considine’s employment is terminated due to his death or disability, and all outstanding equity awards will become immediately and fully vested and be treated in accordance with the terms of the applicable award agreement. The award agreements pursuant to which restricted stock, LTIP Unit or stock option awards have been granted to Messrs. Considine, Beldin, Kimmel, and Wagner and Ms. Cohn, as applicable, provide that upon a termination of employment due to death or disability, then (a) for time-based options or restricted stock, all outstanding shares of restricted stock or unvested stock options shall become immediately and fully vested and exercisable, and all vested options will remain exercisable for the remainder of the term of the option, and (b) for performance-based options, restricted stock or LTIP Unit awards, shares, unvested options and/or units will vest based on the higher of actual or target performance through the date of termination, and all vested options will remain exercisable for the remainder of the term of the option.

Other Benefits; Perquisite Philosophy

Aimco’s and after the Separation, AIR’s executive officer benefit programs are substantially the same as for all other eligible officers and employees. AIR does not provide executives with more than minimal perquisites, such as reserved parking places.

Stock Ownership Guidelines and Required Holding Periods After Vesting

AIR believes that it is in the best interest of AIR’s stockholders for AIR’s executive officers to own AIR stock. Every year, the Committee and Mr. Considine review AIR’s stock ownership guidelines, each executive officer’s holdings in light of the stock ownership guidelines, and each executive officer’s accumulated realized and unrealized stock option and restricted stock gains.

Equity ownership guidelines for all executive officers are determined as a minimum of the lesser of a multiple of the executive’s base salary or a fixed number of shares. The Committee and management have established the following stock ownership guidelines for AIR’s executive officers:

Officer Position	Ownership Target
Chief Executive Officer	Lesser of 5x base salary or 150,000 shares
President & General Counsel	Lesser of 5x base salary or 75,000 shares
Chief Financial Officer	Lesser of 5x base salary or 75,000 shares
Other Executive Officers	Lesser of 4x base salary or 25,000 shares

Any executive officer who has not satisfied the stock ownership guidelines must, until the stock ownership guidelines are satisfied, hold 50% of any restricted stock that vests, after deduction of restricted stock sold for payment of income taxes related to the vesting for at least three years from the date of vesting, and hold shares equal to 50% of (i) the value realized upon option exercises less (ii) related income taxes for at least three years from the date of exercise.

Each of Messrs. Considine, Beldin, Kimmel and Ms. Cohn exceeded the ownership targets established in AIR’s stock ownership guidelines as of April 10, 2021.  Mr. Wagner does not yet meet the requirements as he was promoted (and therefore became subject to the ownership targets) in connection with the Separation.

Role of Outside Consultants

The Committee has the authority under its charter to engage the services of outside advisors, experts, and others to assist the Committee. In 2020, the Committee engaged FPL Associates, L.P. (“FPL”) to review Aimco’s executive compensation plan. FPL did not provide other services to Aimco. The Committee has assessed the independence of FPL pursuant to SEC rules and has concluded that FPL is independent.

Base Salary, Incentive Compensation, and Equity Grant Practices

Base salary adjustments typically take effect on January 1. The Committee (for Mr. Considine) and Mr. Considine, in consultation with the Committee (for the other executive officers), and the AIR Committee following the Separation, determine incentive compensation in late January or early February. STI is typically paid in February or March. LTI is granted on a date determined by the Committee or the AIR Committee following the Separation, typically in late January or early February.

Aimco, and AIR following the Separation, grants equity in three scenarios: in connection with its annual incentive compensation program, as discussed above; in connection with certain new-hire or promotion packages; and for purposes of retention.

With respect to LTI, the Committee, and the AIR Committee following Separation, sets the grant date for the restricted stock, LTIP Unit, and stock option grants. The Committee sets grant dates at the time of its final compensation determination, generally in late January or early February. The date of determination and date of award are not selected based on share price. In the case of new-hire packages that include equity awards, grants are made on the employee’s start date or on a date designated in advance based on the passage of a specific number of days after the employee’s start date. For non-executive officers, the Committee, and the AIR Committee following the Separation, has delegated the authority to make equity awards, up to certain limits, to the Chief Financial Officer (Mr. Beldin) and/or Corporate Secretary (Ms. Cohn). The Committee and Mr. Beldin and Ms. Cohn time grants without regard to the share price or the timing of the release of material non-public information and do not time grants for the purpose of affecting the value of executive compensation.

2021 Compensation Targets

Based on comparison to compensation paid to CEOs at AIR’s peers, the Committee set Mr. Considine’s target total compensation (base compensation, STI and LTI) for 2021 unchanged at $6.8 million. Mr. Considine, in consultation with the Committee, set target total compensation (base compensation, STI and LTI) for 2021 for the other NEOs as follows: Mr. Beldin — $1.07 million; Ms. Cohn — $2.1 million; Mr. Kimmel — $1.7 million; and Mr. Wagner — $0.55 million. AIR performance will determine the amounts paid for 2021 STI and the portion of LTI awards that vest, and such amounts may be less than, or in excess of, these target amounts. STI will be paid in cash. The LTI granted to Ms. Cohn and Messrs. Beldin, Kimmel, and Wagner on January 25, 2021, was in the form of performance-based restricted stock and time-based restricted stock.

Accounting Treatment and Tax Deductibility of Executive Compensation

The Committee, and the AIR Committee following the Separation, generally considers the accounting treatment and tax implications of the compensation awarded or paid to our executives. Grants of equity compensation awards under our long-term incentive program are accounted for under FASB ASC Topic 718. Section 162(m) of the Internal Revenue Code was amended on December 22, 2017, by the Tax Cuts and Jobs Act (the “Tax Act”). Under the Tax Act, Section 162(m) applies to each employee who serves as the principal executive officer or principal financial officer during the taxable year, each other employee who is among the three most highly compensated officers during such taxable year, and any other employee who was a covered employee for any preceding taxable year beginning after December 31, 2016. The Tax Act also eliminated the performance-based compensation exception with respect to tax years beginning after December 31, 2017, but includes a transition rule with respect to compensation that is provided pursuant to a written binding contract in effect on November 2, 2017, and not materially modified after that date. Aimco has awarded, and AIR will continue to award, compensation as it considers appropriate that does not qualify for deductibility under Section 162(m).

COMPENSATION AND HUMAN RESOURCES COMMITTEE REPORT TO STOCKHOLDERS

Prior to the Separation, the Aimco Compensation and Human Resources Committee (which prior to the Separation was comprised of the directors named below) held five meetings during the year ended December 31, 2020. The AIR Compensation and Human Resources Committee has reviewed and discussed the Compensation Discussion & Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the AIR Compensation and Human Resources Committee, the AIR Compensation and Human Resources Committee has recommended to the Board that the Compensation Discussion & Analysis be included in this filing.

Date: April 16, 2021

THOMAS L. KELTNER

ROBERT A. MILLER

DEVIN I. MURPHY

KATHLEEN M. NELSON

JOHN DINHA RAYIS

ANN SPERLING (CHAIRMAN)

MICHAEL A. STEIN

NINA A. TRAN

The above report will not be deemed to be incorporated by reference into any filing by AIR under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that AIR specifically incorporates the same by reference.

SUMMARY COMPENSATION TABLE

The table below summarizes the compensation attributable to the principal executive officer, principal financial officer, and the three other most highly compensated executives in 2020, for the years 2020, 2019, and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Terry Considine —
Chief Executive Officer	2020	700,000	—		4,300,006	(5)	—	1,800,000	2,850	6,802,856
	2019	700,000	—		4,275,005		—	2,326,450	4,000	7,305,455
	2018	700,000	—		4,011,053		—	2,058,600	3,750	6,773,403

Paul L. Beldin —
Executive Vice President and Chief Financial Officer	2020	450,000	250,000	(6)	309,027	(7)	61,671	250,000	2,850	1,323,548
	2019	450,000	—		410,214		—	311,763	4,000	1,175,977
	2018	450,000	—		744,437		—	575,685	3,750	1,773,872

Lisa R. Cohn —
President, General Counsel and Secretary	2020	450,000	550,000	(6)	955,356	(8)	146,667	687,500	2,850	2,792,373
	2019	450,000	—		1,219,532		—	685,878	4,000	2,359,410
	2018	450,000	—		1,042,179		—	670,900	3,750	2,166,829

Keith M. Kimmel —
President of Property Operations	2020	450,000	125,000	(6)	752,070	(9)	—	500,000	2,850	1,829,920
	2019	450,000	—		803,764		—	593,746	4,000	1,851,510
	2018	450,000	—		719,605		—	456,398	3,750	1,629,753

Conor Wagner —
Senior Vice President and Chief Investment Officer	2020	251,732	50,000	(6)	—		—	83,135	2,412	387,279

(1)

This column represents the aggregate grant date fair value of stock awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2020, refer to the Share-Based Compensation footnote to AIR’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020.

The amounts shown in this column for 2020 include the grant date fair value of the performance-based restricted stock awards or performance-based LTIP Unit awards, as applicable, granted in 2020 based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. Based on the foregoing, the grant date fair value is $8.50 per LTIP Unit as to Mr. Considine’s performance-based LTI award, $53.88 per share for the performance-based restricted stock awards granted to each of Messrs. Beldin and Kimmel, and Ms. Cohn that are based on relative TSR Performance.  The grant date fair value of the performance-based LTIP Unit award assuming achievement at the maximum level of performance, is $8,600,011 for Mr. Considine.  The grant date fair value of the performance-based restricted stock awards, assuming achievement at the maximum level of performance, is $372,526 for Mr. Beldin, $1,181,050 for Ms. Cohn, and $1,006,586 for Mr. Kimmel.

(2)

This column represents the aggregate grant date fair value of the option awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2020, refer to the Share-Based Compensation footnote to AIR’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020.

The amounts shown in this column for 2020 include the grant date fair value of the performance-based stock options granted in 2020 based on the probable outcome of the performance condition to which such option is subject, which was calculated by a third-party consultant using a Monte Carlo valuation model. Based on the foregoing, the grant date fair value is $8.15 per underlying share of the options. The grant date fair value of the options, assuming achievement at the maximum level of performance, is $123,342 for Mr. Beldin, and $293,335 for Ms. Cohn.

(3)

For 2020, the amounts shown for Messrs. Considine, Beldin, and Kimmel, and Ms. Cohn represent the 2020 STI amounts that were paid on February 23, 2021.  For Mr. Wagner, the amount shown equals the sum of $73,980, representing the STI bonus that was paid to him on February 23, 2021, and $9,155, representing a payout in 2020 pursuant to prior year long-term cash grants.

(4)	Includes discretionary matching contributions under the Company’s 401(k) plan.

(5)

Equity awards for Mr. Considine in 2020 include a 2020 LTI award consisting of 505,883 performance-based LTIP Units for the forward looking, three-year performance period from January 1, 2020, through December 31, 2022, with the number of units earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.

(6)	Mr. Considine awarded a discretionary cash award to each of Messrs. Beldin, Kimmel, and Wagner, and Ms. Cohn for their significant contributions in connection with the Separation.

(7)

Equity awards for Mr. Beldin in 2020 include a 2020 LTI award consisting of the following: (i) 2,305 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; and (ii) 3,457 shares of performance-based restricted stock and a performance-based non-qualified stock option to purchase 7,567 shares, in each case, for the forward looking, three-year performance period from January 1, 2020, through December 31, 2022, with the number of shares or option shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.

(8)

Equity awards for Ms. Cohn in 2020 include a 2020 LTI award consisting of the following: (i) 6,850 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; (ii) 10,960 shares of performance-based restricted stock and a performance-based non-qualified stock option to purchase 17,996 shares, in each case, for the forward looking, three-year performance period from January 1, 2020, through December 31, 2022, with the number of shares or option shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.

(9)

Stock awards for Mr. Kimmel in 2020 include a 2020 LTI award consisting of the following: (i) 4,671 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; (ii) 9,341 shares of performance-based restricted stock for the forward looking, three-year performance period from January 1, 2020, through December 31, 2022, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.

GRANTS OF PLAN-BASED AWARDS IN 2020

The following table provides details regarding plan-based awards granted to the NEOs during the year ended December 31, 2020.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of	All other Option Awards Number of Securities Underlying Options (4)			Exercise or Base Price of	Grant Date Fair Value of Stock and
								Stock or				Option	Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#) (3)	Threshold (#)	Target (#)	Maximum (#)	Awards ($/Sh)	Awards ($) (5)
Terry Considine	1/28/2020	900,000	1,800,000	3,600,000
	1/28/2020				252,942	505,883	1,011,766						4,300,006
Paul L. Beldin	1/28/2020	125,000	250,000	500,000
	1/28/2020							2,305					122,764
	1/28/2020				1,729	3,457	6,914						186,263
	1/28/2020								3,784	7,567	15,134	53.26	61,671
Lisa R. Cohn	1/28/2020	275,000	550,000	1,100,000
	1/28/2020							6,850					364,831
	1/28/2020				5,480	10,960	21,920						590,525
	1/28/2020								8,998	17,996	35,992	53.26	146,667
Keith M. Kimmel	1/28/2020	250,000	500,000	1,000,000
	1/28/2020							4,671					248,777
	1/28/2020				4,671	9,341	18,682						503,293
Conor T. Wagner	1/28/2020	17,407	69,628	113,146

(1)

On January 28, 2020, the Committee made determinations of target total incentive compensation for 2020 based on achievement of Aimco’s six corporate goals for 2020, and achievement of specific individual objectives. Target total incentive compensation amounts were as follows:  Mr. Considine — $6.1 million; Mr. Beldin — $620,000; Ms. Cohn — $1.65 million; Mr. Kimmel — $1.25 million; and Mr. Wagner — $123,188.  The awards in this column indicate the 2020 STI portion of these target total incentive amounts — at threshold, target, and maximum performance levels.  The actual 2020 STI awards earned by each of Messrs. Considine, Beldin, Kimmel and Wagner, and Ms. Cohn are as disclosed in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.”  See the discussion above under “CD&A — Total Compensation for 2020 — Short-Term Incentive Compensation for 2020.”

(2)

For each of Messrs. Considine, Beldin, and Kimmel, and Ms. Cohn, the amounts in this column include the number of shares underlying performance-based LTIP Units (in the case of Mr. Considine) or performance-based restricted stock (in the case of Messrs. Beldin, and Kimmel and Ms. Cohn) granted on January 28, 2020, pursuant to their 2020 LTI award that may be earned – at threshold, target and maximum performance levels – based on relative TSR (60% of each award is based on the Company’s TSR relative to the NAREIT Apartment Index and 40% of each award is based on the Company’s TSR relative to the REIT Index) over a three-year period from January 1, 2020, to December 31, 2022, with the number of units or shares earned, if any, vesting 50% on the later of the third anniversary of the grant date or the date on which performance is determined (but no later than March 15, 2023), and 50% on the fourth anniversary of the grant date.  For the portion of the performance period that occurs post-Separation, relative TSR will be determined by using the combined TSR of AIR and Aimco.

(3)

The amounts in this column reflect the number of shares of time-based restricted stock granted pursuant to the 2020 LTI award, vesting 25% on each anniversary of the grant date.  The number of shares of restricted stock was determined based on the average of the closing trading prices of Aimco’s Common Stock on the NYSE on the five trading days up to and including the grant date, or $53.53.

(4)

The amounts in this column reflect the number of performance-based non-qualified stock options granted pursuant to the 2020 LTI award that may vest — at threshold, target and maximum performance levels — based on relative TSR (60% of each award is based on the Company’s TSR relative to the NAREIT Apartment Index and 40% of each award is based on the Company’s TSR relative to the REIT Index) over a three-year period from January 1, 2020 to December 31, 2022, with the number of underlying shares earned, if any, vesting 50% on the later of the third anniversary of the grant date or the date on which performance is measured (but no later than March 15, 2023) and 50% on the fourth anniversary of the grant date. For the portion of the performance period that occurs post-Separation, relative TSR will be determined by using the combined TSR of AIR and Aimco.

(5)

This column represents the aggregate grant date fair value of equity awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column, refer to the Share-Based Compensation footnote to AIR’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020.

The amounts shown in this column include the grant date fair value of the performance-based restricted stock awards or LTIP Unit awards, as applicable, based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. Based on the foregoing, the grant date fair value is $8.50 per LTIP Unit as to Mr. Considine’s performance-based LTI award, $53.88 per share for the performance-based restricted stock awards granted to each of Messrs. Beldin and Kimmel, and Ms. Cohn that are based on relative TSR performance.  The grant date fair value of the performance-based LTIP Unit award, assuming achievement at the maximum level of performance, is $8,600,011 for Mr. Considine. The grant date fair value of the performance-based restricted stock awards, assuming achievement at the maximum level of performance, is $372,526 for Mr. Beldin, $1,181,050 for Ms. Cohn, and $1,006,586 for Mr. Kimmel.

The amounts shown in this column include the grant date fair value of the performance-based stock options based on the probable outcome of the performance condition to which such option is subject, which was calculated by a third-party consultant using a Monte Carlo valuation model. Based on the foregoing, the grant date fair value is $8.15 per underlying share of the options. The grant date fair value of the options, assuming achievement at the maximum level of performance, is $123,342 for Mr. Beldin, and $293,335 for Ms. Cohn.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2020

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2020, for the NEOs. The table also shows unvested and unearned stock awards assuming a market value of $38.41 per share (the closing market price of the AIR’s Class A Common Stock (“AIR’s Common Stock”) on the New York Stock Exchange on December 31, 2020).

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Terry Considine	63,609	(2)	63,608	(2)			39.00	1/31/2027				1,011,766	(3)	—
	384,809	(4)					34.28	1/26/2026				355,362	(5)	—
	238,530	(6)					34.56	2/12/2025	413,231	(7)	896,711
									82,014	(8)	3,150,158
									16,377	(9)	629,041

Paul L. Beldin					15,134	(10)	47.14	1/28/2030				6,914	(11)	265,567
	1,580	(12)	1,580	(12)			39.00	1/31/2027				5,120	(13)	196,659
	15,845	(14)	2,264	(14)			34.28	1/26/2026	2,305	(15)	88,535
									1,921	(16)	73,786
									5,989	(17)	230,037
									8,623	(18)	331,209
									4,241	(19)	162,897
									3,663	(20)	140,696
									2,660	(21)	102,171
									2,062	(22)	79,201
									1,789	(23)	68,715

Lisa R. Cohn					35,992	(10)	47.14	1/28/2030				21,920	(11)	841,947
												15,221	(13)	584,639
									6,850	(15)	263,109
									5,711	(16)	219,360
									4,192	(24)	161,015
									12,073	(18)	463,724
									1,885	(25)	72,403
									5,428	(26)	208,489

Keith M. Kimmel	14,588	(4)					34.28	1/26/2026				18,682	(11)	717,576
									4,671	(15)	179,413	10,032	(13)	385,329
									3,764	(16)	144,575
									2,895	(24)	111,197
									8,336	(18)	320,186
									1,367	(25)	52,506
									3,936	(26)	151,182

Conor T. Wagner

(1)

The information on unvested stock shown above has been adjusted, where applicable, to reflect additional shares received as a result of the special dividend paid in February 2019. Effective December 15, 2020, in connection with the Separation, the executive officers received a share or partnership unit of AIR for every share or partnership unit of Aimco, and both stock options and partnership units were adjusted to preserve their pre-Separation value.  The amounts in this table reflect only the AIR awards, and, in the case of stock options, the post-Separation exercise price. Amounts reflect the number of shares subject to the award that have not vested multiplied by the market value of $38.41 per share, which was the closing market price of AIR’s Common Stock on December 31, 2020.

(2)  This option was granted on January 31, 2017. The amount shown in the table represents the portion of the award that was earned based on Aimco  relative TSR performance for the three-year performance period from January 1, 2017, through December 31, 2019, of which 50% vested on January 31, 2020, and the remaining 50% vested on January 31, 2021.

(3)

This performance-based LTIP Unit award was granted on January 28, 2020, and, subject to relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at maximum.

(4)  This option was granted on January 26, 2016. The amount shown in the table represents the portion of the award that was earned based on Aimco relative TSR performance for the three-year performance period from January 1, 2016, through December 31, 2018, of which 50% vested on January 26, 2019, and the remaining 50% vested on January 26, 2020.

(5)  This performance-based LTIP Unit award was granted on January 29, 2019, and, subject to relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at target.

(6)   This option was granted on February 12, 2015, and vested 25% on each anniversary of the grant date.

(7)   This performance-based LTIP Unit award was granted on January 30, 2018. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for the roughly three-year performance period from January 1, 2018, through December 11, 2020, of which 50% vested on January 30, 2021, and the remaining 50% will vest on January 30, 2022, as described in the CD&A.  Mr. Considine holds a corresponding number of Aimco shares with a value of $235,542.

(8)  This performance-based LTIP Unit award was granted on January 30, 2018. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for roughly the three-year performance period from January 1, 2018, through December 11, 2020, of which 50% vested on January 30, 2021, and the remaining 50% will vest on January 30, 2022, as described earlier in the CD&A.  Mr. Considine holds a corresponding number of Aimco shares with a value of $433,034.

(9)  This performance-based LTIP Unit award was granted on January 31, 2017. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for the three-year performance period from January 1, 2017, through December 31, 2019, of which 50% vested on January 31, 2020, and the remaining 50% vested on January 31, 2021, as described in the CD&A.  Mr. Considine holds a corresponding number of Aimco shares with a value of $86,471.

(10) This option was granted on January 28, 2020 and, subject to relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward-looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at maximum.

(11)

This performance-based restricted stock award was granted on January 28, 2020 and, subject to relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at maximum.

(12) This option was granted on January 31, 2017. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for the three-year performance period from January 1, 2017, through December 31, 2019, of which 50% vested on January 31, 2020, and the remaining 50% will vest on January 31, 2022.

(13)

This performance-based restricted stock award was granted on January 29, 2019, and, subject to relative TSR metrics, vests 50% following the end of the three-year forward-looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at target.

(14) This option was granted on January 26, 2016. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for the three-year performance period from January 1, 2016, through December 31, 2018, of which 50% vested on January 26, 2019, 37.5% vested on January 26, 2020, and 12.5% vests on January 26, 2022.

(15)

This restricted stock award was granted on January 28, 2020, and vests 25% on each anniversary of the grant date. The following NEOs hold a corresponding number of Aimco shares with the following values:  Mr. Beldin - $12,170, Ms. Cohn- $36,168, and Mr. Kimmel - $24,663.

(16)

This restricted stock award was granted on January 29, 2019, and vests 25% on each anniversary of the grant date. The following NEOs hold a corresponding number of Aimco shares with the following values:  Mr. Beldin - $10,143, Ms. Cohn- $30,154, and Mr. Kimmel - $19,874.

(17) This restricted stock award was granted on January 30, 2018, and vests 100% on the fourth anniversary of the grant date. Mr. Beldin holds a corresponding number of Aimco shares with a value of $31,662.

(18)

This performance-based restricted stock award was granted on January 30, 2018. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for the roughly three-year performance period from January 1, 2018, through December 11, 2020, of which 50% vested on January 31, 2021, and the remaining 50% will vest on January 31, 2022. The following NEOs hold a corresponding number of Aimco shares with the following values:  Mr. Beldin - $45,529, Ms. Cohn- $63,745, and Mr. Kimmel - $44,014.

(19) This restricted stock award was granted on January 31, 2017, and vested 25% on the first anniversary of the grant date and 75% will vest on the fifth anniversary of the grant date. The following NEO holds a corresponding number of Aimco shares with the following values:  Mr. Beldin - $22,392.

(20) This performance-based restricted stock award was granted on January 31, 2017. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for the three-year performance period from January 1, 2017, through December 31, 2019, of which 50% vested on January 31, 2020, and the remaining 50% will vest on January 31, 2022. Mr. Beldin holds a corresponding number of Aimco shares with a value of $19,341.

(21) This restricted stock award was granted on January 26, 2016, and vested 25% on each of the first, second anniversaries of the grant date and 50% will vest on the sixth anniversary of the grant date. Mr. Beldin holds a corresponding number of Aimco shares with a value of $14,045.

(22) This performance-based restricted stock award was granted on January 26, 2016. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for the three-year performance period from January 1, 2016, through December 31, 2018, as described in the CD&A, of which 50% vested on January 26, 2019, 37.5% vested on January 26, 2020, and 12.5% vests on January 26, 2022. Mr. Beldin holds a corresponding number of Aimco shares with a value of $10,887.

(23) This restricted stock award was granted on January 26, 2016, and vested 25% on each of the first, second, and third anniversaries of the grant date and will vest 12.5% on each of the fifth and sixth anniversaries of the grant date. Mr. Beldin holds a corresponding number of Aimco shares with a value of $9,446.

(24) This restricted stock award was granted on January 30, 2018, and vests 25% on each anniversary of the grant date. The following NEOs hold a corresponding number of Aimco shares with the following values:  Ms. Cohn- $22,134, and Mr. Kimmel - $15,286.

(25) This restricted stock award was granted on January 31, 2017, and vested 25% on each anniversary of the grant date. The following NEOs hold a corresponding number of Aimco shares with the following values:  Ms. Cohn- $9,953, and Mr. Kimmel - $7,218.

(26) This performance-based restricted stock award was granted on January 31, 2017. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for the three-year performance period from January 1, 2017, through December 31, 2019, of which 50% vested on January 31, 2020, and the remaining 50% vested on January 31, 2021. The following NEOs hold a corresponding number of Aimco shares with the following values:  Ms. Cohn- $28,660, and Mr. Kimmel - $20,782.

OPTION EXERCISES AND STOCK VESTED IN 2020

The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during the year ended December 31, 2020, for the persons named in the Summary Compensation Table above.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Terry Considine	—	—	67,687	$3,634,997
Paul L. Beldin	—	—	10,490	$561,248
Lisa R. Cohn	—	—	26,278	$1,406,328
Keith M. Kimmel	—	—	20,541	$1,100,232
Conor T. Wagner	—	—	—	—

(1)	Amounts reflect the difference between the exercise price of the option and the market price at the time of exercise.
(2)	Amounts reflect the market price of the stock on the day the shares of restricted stock vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The NEOs are entitled to certain severance payments and benefits upon a qualifying termination of employment or, in the case of a change in control, double trigger accelerated vesting of equity awards in the event of a qualifying termination of employment that occurs within one year following a change in control. The terms of these arrangements are described under “CD&A — Post-Employment Compensation and Employment and Severance Arrangements — Executive Employment Arrangements, Executive Severance Arrangements and Equity Award Agreements” above.

In the table that follows, potential payments and other benefits payable upon termination of employment and change in control situations are set out as if the conditions for payments had occurred and/or the terminations took place on December 31, 2020. In setting out such payments and benefits, amounts that had already been earned as of the termination date are not shown. Also, benefits that are available to all full-time regular employees when their employment terminates are not shown. The amounts set forth below are estimates of the amounts that could be paid out to the NEOs upon their termination. The actual amounts to be paid out can only be determined at the time of such NEOs’ separation from AIR. The following table summarizes the potential payments under various scenarios if they had occurred on December 31, 2020.

	Value of Accelerated Stock and Stock Options ($)(1)					Severance ($)
Name	Change in Control Only	Double Trigger Change in Control	Death or Disability	Termination Without Cause	Termination For Good Reason	Death	Disability		Termination Without Cause		Termination For Good Reason		Termination Without Cause or For Good Reason in Connection with a Change in Control		Non- Compete Payments ($) (2)

Terry Considine	—	1,961,500	1,961,500	1,961,500	1,961,500	—	3,928,450	(3)(4)	3,928,450	(4)	3,928,450	(4)	3,928,450	(4)	—

Paul L. Beldin	—	1,251,640	1,251,640	—	—	—	250,000	(5)	916,403	(6)	916,403	(6)	1,801,879	(7)	600,000

Lisa R. Cohn	—	2,619,193	2,619,193	—	—	—	687,500	(5)	1,126,824	(6)	1,126,824	(6)	2,224,492	(7)	600,000

Keith M. Kimmel	—	1,940,229	1,940,229	—	—	—	500,000	(5)	971,812	(6)	971,812	(6)	1,912,417	(7)	600,000

Conor T. Wagner	—	—	—	—	—	—	73,980	(5)	319,870	(6)	319,870	(6)	613,105	(7)	—

(1)	Amounts reflect value of accelerated restricted stock, LTIP Units, and options using the closing market price on December 31, 2020, of $38.41 per share.
(2)

Amounts assume the agreements were enforced by the Company and that non-compete payments in an aggregate amount equal to two-thirds of the executive’s monthly base salary would be payable for 24 months following the executive’s termination of employment by the Company without cause.

(3)	Amount does not reflect the offset for long-term disability benefit payments in the case of a qualifying disability under AIR’s long-term disability insurance plan.
(4)

Amount consists of (i) a lump sum cash payment equal to the sum of (a) three times the sum of Mr. Considine’s base salary, or $2.1 million, and (b) Mr. Considine’s 2020 target STI of $1.8 million, and (ii) 24 months of medical coverage reimbursement at an estimated amount of $28,450, as payable pursuant to the terms of Mr. Considine’s employment agreement with the Company.

(5)	Amount consists of a lump sum cash payment equal to the amount of 2020 STI paid, as payable pursuant to the Executive Severance Policy.
(6)

Amount consists of (i) a lump sum cash payment equal to the sum of base salary and the average of the amount of STI paid for the previous three years, and (ii) 18 months of medical coverage reimbursement at an estimated amount of $29,482, as payable pursuant to the Executive Severance Policy.

(7)

Amount consists of (i) a lump sum cash payment equal to two times the sum of base salary and the average of the amount of STI paid for the previous three years, and (ii) 18 months of medical coverage reimbursement at an estimated amount of $29,482, as payable pursuant to the Executive Severance Policy.

CHIEF EXECUTIVE OFFICER COMPENSATION AND EMPLOYEE COMPENSATION

We believe that executive pay should be internally consistent and equitable to motivate our teammates to create stockholder value. In August 2015, pursuant to a mandate of the Dodd-Frank Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the annual total compensation of the principal executive officer.  The disclosure is required for fiscal years beginning on or after January 1, 2017.  The annual total compensation for 2020 for Mr. Considine, our CEO, was $6,802,856, as reported under the heading “Summary Compensation Table.” Our median employee’s total compensation for 2020 was $68,664. As a result, we estimate that Mr. Considine’s 2020 total compensation was approximately 99.07 times that of our median employee.

Our CEO to median employee pay ratio was calculated in accordance with Item 402(u) of Regulation S-K. We identified the median employee by examining 2020 total compensation, consisting of base salary, annual bonus amounts, stock-based compensation (based on the grant date fair value of awards granted during 2020) and other incentive payments for all individuals who were employed by the Company on December 31, 2020, other than our CEO. Our measuring date of December 31 remained the same as last year.  We included all active employees and annualized the compensation for any employees who were not employed by the Company for the full 2020 calendar year.  After identifying the median employee based on 2020 total compensation, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the “Total” column in the Summary Compensation Table.

Director Compensation

In formulating its recommendation for director compensation, the Nominating and Corporate Governance Committee reviews director compensation for independent directors of companies in the real estate industry and companies of comparable market capitalization, revenue and assets and considers compensation trends for other NYSE-listed companies and S&P 500 companies. The Nominating and Corporate Governance Committee also considers the relatively small size of the AIR board as compared to other boards, the participation of each Independent Director on each committee, and the resulting workload on the directors. In addition, the Nominating and Corporate Governance Committee considers the overall cost of the Board to the Company and the cost per director.

As noted previously, on December 15, 2020, AIR became a separate and distinct public company from Aimco with the consummation of the Separation.  The majority of the directors of the Company served as the directors of Aimco for all but two weeks of 2020 and then became directors of AIR.  As described herein, AIR’s director compensation philosophy, including with respect to its directors remains largely consistent with that of pre-Separation Aimco’s. Given the timing of the Separation, the 2020 elements of director compensation reflect Aimco’s compensation program and philosophy.

2020

For 2020, compensation for the Independent Directors remained consistent with their compensation for 2019. Specifically, director compensation included a fixed annual cash retainer of $90,000 and an award of 3,200 shares of fully vested Aimco Common Stock. No meeting fees were paid to Independent Directors for attending meetings of the Board and the committees on which they serve. For the year ended December 31, 2020, the Independent Directors were paid as follows:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Terry Considine (3)	—	—	—	—	—	—	—
Thomas L. Keltner	90,000	170,432	—	—	—	—	260,432
Robert A. Miller	90,000	170,432	—	—	—	—	260,432
Devin I. Murphy	67,500	89,304	—	—	—	—	156,804
Kathleen M. Nelson	90,000	170,432	—	—	—	—	260,432
John Dinha Rayis	67,500	89,304	—	—	—	—	156,804
Ann Sperling	90,000	170,432	—	—	—	—	260,432
Michael A. Stein	90,000	170,432	—	—	—	—	260,432
Nina A. Tran	90,000	170,432	—	—	—	—	260,432

(1)	For 2020, each Independent Director received a cash retainer of $90,000, except Messrs. Murphy and Rayis, who joined the Board on April 28, 2020, received a prorated cash retainer of $67,500 each.
(2)

For 2020, Messrs. Keltner, Miller, and Stein, and Mses. Nelson, Sperling, and Tran were each awarded 3,200 shares of Aimco Common Stock, which shares were awarded on January 28, 2020, and the closing price on that date was $53.26. Messrs. Murphy and Rayis, who joined the Board on April 28, 2020, were each awarded a prorated amount of 2,400 shares of Aimco Common Stock on April 28, 2020, and the closing price on that date was $37.21.  The dollar value shown above represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 and is calculated based on the closing price of Aimco’s Common Stock on the date of grant.

(3)	Mr. Considine, who is not an Independent Director, does not receive any additional compensation for serving on the Board.

2021

Compensation for each of the Independent Directors in 2021 includes an annual fee of 4,000 shares of AIR Common Stock, which shares were awarded on January 25, 2021. The closing price of AIR’s Common Stock on the New York Stock Exchange on January 25, 2021, was $39.21. The Independent Directors also received an annual cash retainer of $90,000, paid quarterly. Directors will not receive meeting fees in 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information available to the Company, as of April 12, 2021, with respect to AIR’s equity securities beneficially owned by (i) each director, the chief executive officer, the chief financial officer and the three other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year, and (ii) all directors and executive officers as a group. The table also sets forth certain information available to the Company, as of April 12, 2021, with respect to shares of AIR’s Common Stock held by each person known to the Company to be the beneficial owner of more than 5% of such shares. This table reflects options that are exercisable within 60 days. Unless otherwise indicated, each person has sole voting and investment power with respect to the securities beneficially owned by that person. The business address of each of the following directors and executive officers is 4582 South Ulster Street, Suite 1700, Denver, Colorado 80237, unless otherwise specified. None of the securities reflected in this table held by the directors or executive officers are the subject of any hedging or pledging transaction.

Name and Address of Beneficial Owner	Number of shares of Common Stock (1)		Percentage of Common Stock Outstanding (2)	Number of Partnership Units (3)		Percentage Ownership of the Company (4)
Directors and Executive Officers:
Terry Considine	970,026	(5)	0.65%	2,967,556	(6)	2.48%
Paul L. Beldin	123,228	(7)	*	—		*
Lisa R. Cohn	199,716		*	—		*
Keith M. Kimmel	106,721	(8)	*	—		*
Conor Wagner	14,606		*	—		*
Thomas L. Keltner	48,007		*	—		*
Robert A. Miller	87,882		*	—		*
Devin I. Murphy	6,386		*	—		*
Kathleen M. Nelson	50,043		*	—		*
John D. Rayis	6,412		*	—		*
Ann Sperling	12,800		*	—		*
Michael A. Stein	51,362		*	—		*
Nina A. Tran	19,968		*	—		*
All directors and executive officers as a group (13 persons)	1,697,157	(9)	1.13%	2,967,556		2.61%
5% or Greater Holders:
The Vanguard Group, Inc.	20,895,758	(10)	14.03%	—		13.27%
100 Vanguard Blvd.
Malvern, Pennsylvania 19355
Cohen & Steers, Inc.	19,592,271	(11)	13.15%	—		12.44%
280 Park Avenue 10th Floor
New York, New York 10017
BlackRock Inc.	16,793,824	(12)	11.27%	—		10.67%
55 East 52nd Street
New York, New York 10055
FMR LLC	8,886,486	(13)	5.96%	—		5.64%
245 Summer Street
Boston, Massachusetts 02110

*	Less than 0.5%

(1)	Excludes shares of AIR’s Common Stock issuable upon redemption of common OP Units or equivalents.
(2)

Represents the number of shares of AIR Common Stock beneficially owned by each person divided by the total number of shares of AIR Common Stock outstanding. Any shares of AIR Common Stock that may be acquired by a person within 60 days upon the exercise of options, warrants, rights or conversion privileges or pursuant to the power to revoke, or the automatic termination of, a trust, discretionary account or similar arrangement are deemed to be beneficially owned by that person and are deemed outstanding for the purpose of computing the percentage of outstanding shares of AIR Common Stock owned by that person, but not any other person.

(3)

Through wholly-owned subsidiaries, AIR acts as general partner of the AIR Operating Partnership. As of April 12, 2021, AIR held approximately 93.64% of the common partnership interests in the AIR Operating Partnership. Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as “OP Units.” Generally, after a holding period of 12 months, common OP Units may be tendered for redemption and, upon tender, may be acquired by AIR for shares of AIR Common Stock at an exchange ratio of one share of AIR Common Stock for each common OP Unit (subject to adjustment). If AIR acquired all common OP Units for AIR Common Stock (without regard to the ownership limit set forth in AIR’s Charter), these shares of AIR Common Stock would constitute approximately 6.36% of the then outstanding shares of AIR Common Stock. OP Units are subject to certain restrictions on transfer.

(4)

Represents the number of shares of AIR Common Stock beneficially owned, divided by the total number of shares of AIR Common Stock outstanding, assuming, in both cases, that all 8,476,708 OP Units outstanding as of April 12, 2021, are redeemed in exchange for shares of AIR Common Stock (notwithstanding any holding period requirements, and AIR’s ownership limit). See note (3) above. Excludes partnership preferred units issued by the AIR Operating Partnership and AIR preferred securities.

(5)

Includes the following shares of which Mr. Considine disclaims beneficial ownership: 34,724 shares held by Mr. Considine’s spouse; and 16,000 shares held in a trust. Also includes 750,557 shares subject to options that are exercisable within 60 days.

(6)

Includes 1,038,451 OP Units and equivalents held by Mr. Considine. Includes 179,735 OP Units held by an entity in which Mr. Considine has sole voting and investment power, 1,591,672 OP Units and equivalents held by Titahotwo Limited Partnership RLLLP, a registered limited liability limited partnership for which Mr. Considine serves as the general partner and holds a 0.5% ownership interest, and 157,698 OP Units held by Mr. Considine’s spouse, for which Mr. Considine disclaims beneficial ownership. Titahotwo has pledged 695,000 OPU equivalents.

(7)	Includes 17,425 shares subject to options that are exercisable within 60 days.
(8)	Includes 14,588 shares subject to options that are exercisable within 60 days.
(9)	Includes 782,570 shares subject to options that are exercisable within 60 days.
(10)

Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on January 8, 2021, by The Vanguard Group, Inc. According to the schedule, The Vanguard Group, Inc. has sole dispositive power with respect to 20,349,487 of the shares and shared voting power with respect to 423,619 of the shares and shared dispositive power with respect to 546,271 of the shares.

(11)

Beneficial ownership information is based on information contained in Amendment No. 1 to Schedule 13G filed with the SEC on April 12, 2021, by Cohen & Steers, Inc. on behalf of itself and affiliated entities. According to the schedule, included in the securities listed above as beneficially owned by Cohen & Steers, Inc. are (i) 14,842,285 shares over which Cohen & Steers, Inc. has sole voting power, 14,792,409 shares over which Cohen & Steers Capital Management, Inc. (which is held 100% by Cohen & Steers, Inc.) has sole voting power, and 49,876 shares over which Cohen & Steers UK Limited has sole voting power and (ii) 19,592,271 shares over which Cohen & Steers, Inc. has sole dispositive power, 19,152,845 shares over which Cohen & Steers Capital Management, Inc. has sole dispositive power, and 439,426 shares over which Cohen & Steers UK Limited has sole dispositive power.

(12)

Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on January 8, 2021, by BlackRock Inc. According to the schedule, BlackRock Inc. has sole voting power with respect to 16,180,821 of the shares.

(13)	Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on January 8, 2021, by FMR LLC.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information on equity compensation plans as of the end of the 2020 fiscal year under which equity securities of the Company are authorized for issuance is set forth in the following table.

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Subject to Outstanding Unexercised Grants)
Equity compensation plans approved by security holders	3,431,064	39.37	3,000,000
Equity compensation plans not approved by security holders	—	—	—

________________________

(1)  Represents awards that were granted by Aimco prior to the Separation, which by operation of the Employee Matters Agreement adopted in connection with the Separation, these awards also became outstanding at AIR. These awards include unvested restricted stock and LTIP awards and unexercised stock options. Performance-based awards are included assuming maximum performance.

(2)  The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding time-based restricted stock, performance-based restricted stock, or LTIP awards, because such awards do not have an exercise price. As a result of the Separation the exercise price was adjusted by a ratio specified in the Employee Matters Agreement and reflects exercise price for a share of AIR Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Review, Approval or Ratification of Related Person Transactions

AIR recognizes that related person transactions can present potential or actual conflicts of interest and create the appearance that Aimco’s decisions are based on considerations other than the best interests of AIR and its stockholders. Accordingly, as a general matter, it is AIR’s preference to avoid related person transactions. Nevertheless, AIR recognizes that there are situations where related person transactions may be in, or may not be inconsistent with, the best interests of AIR and its stockholders. The Nominating and Corporate Governance Committee, pursuant to a written policy approved by the Board, has oversight for related person transactions. The Nominating and Corporate Governance Committee will review transactions, arrangements or relationships in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) AIR (or any AIR entity) is a participant, and (3) any related party has or will have a direct or indirect interest (other than an interest arising solely as a result of being a director of another corporation or organization that is a party to the transaction or a less than 10 percent beneficial owner of another entity that is a party to the transaction). The Nominating and Corporate Governance Committee has also given its standing approval for certain types of related person transactions such as certain employment arrangements, director compensation, transactions with another entity in which a related person’s interest is only by virtue of a non-executive employment relationship or limited equity position, and transactions in which all stockholders receive pro rata benefits.

Independence of Directors

The Board has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with AIR or its subsidiaries (directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). A material relationship is one that impairs or inhibits, or has the potential to impair or inhibit, a director’s exercise of critical and disinterested judgment on behalf of AIR and its stockholders. In determining whether a material relationship exists, the Board considers all relevant facts and circumstances, including whether the director or a family member is a current or former employee of the Company, family member relationships, compensation, business relationships and payments, and charitable contributions between AIR and an entity with which a director is affiliated (as an executive officer, partner or substantial stockholder). In evaluating Ms. Sperling’s independence, the Board considered that the Company is presently engaged with Trammell Crow Company, or TCC, in connection with a development, in an arrangement whereby TCC is providing services on a fee basis. The Board took into account the fact that Ms. Sperling is an independent contractor with TCC and that she is not involved in the project, that her compensation is not tied to the project, and that the fee that may be earned by TCC is fixed and limited in nature, may be paid over three years, if earned, and in any one year and in the aggregate is immaterial to both AIR and TCC. The Board consults with the Company’s counsel to ensure that such determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent director,” including but not limited to those categorical standards set forth in Section 303A.02 of the listing standards of the New York Stock Exchange as in effect from time to time.

Consistent with these considerations, the board affirmatively has determined that Messrs. Keltner, Miller, Murphy, Rayis, and Stein and Mses. Nelson, Sperling and Tran are independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees

Below is information on the fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2020, and 2019.

Year Ended December 31,
	2020	2019
Aggregate fees billed for services	$ 3.72 million	$ 2.11 million

Audit Fees(1):

Including fees associated with the audit of our annual financial statements, internal controls, interim reviews of financial statements,

registration statements, comfort letters, and consents

	$ 2.87 million	$ 1.23 million
Audit-Related Fees: Including fees related to benefit plan audits	$ 0.03 million	$ 0.03 million
Tax Fees:
Tax Compliance Fees (2)	$ 0.60 million	$ 0.60 million
Tax Consulting Fees (3)	$ 0.22 million	$ 0.20 million
Total Tax Fees	$ 0.82 million	$ 0.80 million
All other fees (4)	-	$ 0.05 million

(1)	The increase audit fees in 2020 as compared to 2019 is related primarily to the work associated with the Separation.
(2)

Tax compliance fees consist primarily of income tax return preparation and income tax return review fees related to the income tax returns of the Company, the AIR Operating Partnership, and certain Company subsidiaries and affiliates.

(3)	Tax consulting fees consist primarily of amounts attributable to routine advice related to various transactions, and assistance related to income tax return examinations by governmental authorities.
(4)	Other fees consist of amounts attributable to due diligence pertaining to acquisitions.

In selecting Ernst & Young LLP to perform tax compliance and tax consulting services, the Audit Committee evaluated the efficiency and expertise brought by Ernst & Young LLP and concluded that such engagement was in the best interest of the Company and its stockholders. The Audit Committee considered that the Company’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on the Company’s ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels, and diversity of stock ownership. The Audit Committee also specifically considered the amount of the fees as compared to the Company’s overall engagement and as compared to Ernst & Young LLP’s overall book of business and concluded that such engagement by the Company would have no negative bearing on Ernst & Young LLP’s independence.

In its pre-approval of such tax services in accordance with the policies outlined below, the Audit Committee gave appropriate consideration to the applicable independence rules of the SEC and PCAOB. Specifically, the Audit Committee considered:

•

The SEC’s three basic principles of independence with respect to services provided by auditors, violations of which would impair the auditor’s independence: (1) an auditor cannot function in the role of management; (2) an auditor cannot audit his or her own work; and (3) an auditor cannot serve in an advocacy role for his or her client;

•	The non-audit services specifically prohibited under the SEC’s auditor independence rules:
•	Bookkeeping or other services related to the accounting records or financial statements of the audit client;
•	Financial information systems design and implementation;
•	Appraisal or valuation services, fairness opinions, or contribution-in-kind reports;
•	Actuarial services;
•	Internal audit outsourcing services;
•	Management functions or human resources;
•	Broker or dealer, investment adviser, or investment banking services; and
•	Legal services and expert services unrelated to the audit.

•	The following rules of the PCAOB:
•	3521 - Contingent Fees;
•	3522 - Tax Transactions; and
•	3524 - Audit Committee Pre-approval of Certain Tax Services.

In addition, The Audit Committee considered the SEC’s Release, Strengthening the Commission’s Requirements Regarding Auditor Independence, in which the SEC reiterated “its long-standing position that an accounting firm can provide tax services to its audit clients without impairing the firm’s independence.”

Audit Committee Pre-Approval Policies

The Audit Committee has adopted the Audit and Non-Audit Services Pre-Approval Policy (the “Pre-approval Policy”). A summary of the Pre-approval Policy is as follows:

•	The Pre-approval Policy describes the Audit, Audit-related, Tax and Other Permitted services that have the general pre-approval of the Audit Committee.
•	Pre-approvals are typically subject to a dollar limit of $50,000.
•	The term of any general pre-approval is generally 12 months from the date of pre-approval.
•

At least annually, the Audit Committee reviews and pre-approves the services that may be provided by the independent registered public accounting firm without obtaining specific pre-approval from the Audit Committee.

•

Unless a type of service has received general pre-approval and is anticipated to be within the dollar limit associated with the general pre-approval, it requires specific pre-approval by the Audit Committee if it is to be provided by the independent registered public accounting firm.

•	The Audit Committee will consider whether all services are consistent with the rules on independent registered public accounting firm independence.
•

The Audit Committee also considers whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with Aimco’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance Aimco’s ability to manage or control risk or improve audit quality. Such factors are considered as a whole, and no one factor is necessarily determinative.

All of the services described in the Principal Accountant Fee section above were approved pursuant to the annual engagement letter or in accordance with the Pre-approval Policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APARTMENT INCOME REIT CORP.

By:	/s/ TERRY CONSIDINE
Terry Considine
Director and Chief Executive Officer
Date:	April 16, 2021

AIMCO PROPERTIES, L.P.

By:	AIMCO-GP, Inc., its General Partner

By:	/s/ TERRY CONSIDINE
Terry Considine
Director and Chief Executive Officer
Date:	April 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INCOME REIT CORP.

AIMCO PROPERTIES, L.P.
By: AIMCO-GP, Inc., its General Partner

/s/ TERRY CONSIDINE	Director and Chief Executive Officer	April 16, 2021
Terry Considine	(principal executive officer)

/s/ PAUL BELDIN	Executive Vice President and	April 16, 2021
Paul Beldin	Chief Financial Officer (principal financial officer)

/s/ THOMAS L. KELTNER	Chairman of the Board of Directors	April 16, 2021
Thomas L. Keltner

/s/ ROBERT A. MILLER	Director	April 16, 2021
Robert A. Miller

/s/ DEVIN I. MURPHY	Director	April 16, 2021
Devin I. Murphy

/s/ KATHLEEN M. NELSON	Director	April 16, 2021
Kathleen M. Nelson

/s/ JOHN DINHA RAYIS	Director	April 16, 2021
John Dinha Rayis

/s/ ANN SPERLING	Director	April 16, 2021
Ann Sperling

/s/ MICHAEL A. STEIN	Director	April 16, 2021
Michael A. Stein

/s/ NINA A. TRAN	Director	April 16, 2021
Nina A. Tran