Form 10-Q
period 2021-03-31
Apartment Income REIT Corp.; AIMCO PROPERTIES L.P.
filed 2021-05-07
CIK 1820877, 926660

ure

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 1-39686 (Apartment Income REIT Corp.)

Commission File Number: 0-24497 (AIMCO Properties, L.P.)

APARTMENT INCOME REIT CORP.

AIMCO PROPERTIES, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Apartment Income REIT Corp.)	84-1299717
Delaware (AIMCO Properties, L.P.)	84-1275621
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4582 South Ulster Street, Suite 1700
Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)

(303) 757-8101

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The number of shares of Apartment Income REIT Corp. Class A Common Stock outstanding as of April 30, 2021: 156,825,674

EXPLANATORY NOTE

On December 15, 2020, Apartment Investment and Management Company (“Aimco”) completed the separation of its business into two, separate and distinct, publicly traded companies, Apartment Income REIT Corp. (“AIR”) and Aimco (the “Separation”).

Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, Aimco is presented as being spun-off from AIR (as it relates to Aimco subsequent to the Separation, the “Spinnee”). This presentation is in accordance with generally accepted accounting principles in the United States, and is due primarily to the relative significance of AIR’s business, as measured in terms of revenue, net income, assets, and other relevant indicators, as compared to Aimco before the Separation. Therefore, AIR is considered the divesting entity and treated as the accounting spinnor, and Aimco is presented as the predecessor (“AIR’s Predecessor”) for AIR’s financial statements. Unless otherwise stated, financial results prior to the Separation on December 15, 2020, include the financial results of AIR’s Predecessor.

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2021, of AIR, AIMCO Properties, L.P. (“AIR Operating Partnership”), and their consolidated subsidiaries. The AIR Operating Partnership’s condensed consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “us,” or “our” refer to AIR, the AIR Operating Partnership, and their consolidated subsidiaries, collectively.

AIR, a Maryland corporation, is a self-administered and self-managed real estate investment trust. AIR, through wholly-owned subsidiaries, is the general and special limited partner of the AIR Operating Partnership. As of March 31, 2021, AIR owned approximately 93.6% of the legal interest in the common partnership units of the AIR Operating Partnership and 94.9% of the economic interest in the AIR Operating Partnership. The remaining 6.4% legal interest is owned by third-party limited partners. As the sole general partner of the AIR Operating Partnership, AIR has exclusive control of the AIR Operating Partnership’s day-to-day management.

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

We believe it is important to understand the few differences between AIR and the AIR Operating Partnership in the context of how AIR and the AIR Operating Partnership operate as a consolidated company. AIR has no assets or liabilities other than its investment in the AIR Operating Partnership, which is held directly and indirectly through certain intermediate holding companies (in which all of the common stock is owned by AIR). Also, AIR is a corporation that issues publicly traded equity from time to time, whereas the AIR Operating Partnership is a partnership that has no publicly traded equity. Except for the net proceeds from stock offerings by AIR, which are contributed to the AIR Operating Partnership in exchange for additional limited partnership interests (of a similar type and in an amount equal to the shares of stock sold in the offering), the AIR Operating Partnership generates all remaining capital required by its business. These sources include the AIR Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its revolving credit facility, the issuance of debt and equity securities, including additional partnership units, and proceeds received from the sale of apartment communities.

Equity, partners’ capital, and noncontrolling interests are the main areas of difference between the condensed consolidated financial statements of AIR and those of the AIR Operating Partnership. Interests in the AIR Operating Partnership held by entities other than AIR, which we refer to as OP Units, are classified within partners’ capital in the AIR Operating Partnership’s financial statements and as noncontrolling interests in AIR’s financial statements.

To help investors understand the differences between AIR and the AIR Operating Partnership, this report provides: separate condensed consolidated financial statements for AIR and the AIR Operating Partnership; a single set of condensed consolidated notes to such financial statements that includes separate discussions of each entity’s stockholders’ equity or partners’ capital, and earnings per share or earnings per unit, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity, where appropriate.

This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for AIR and the AIR Operating Partnership in order to establish that the requisite certifications have been made and that AIR and the AIR Operating Partnership are both compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

APARTMENT INCOME REIT CORP.

AIMCO PROPERTIES, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Buildings and improvements	$5,712,264	$6,127,249
Land	1,299,272	1,341,615
Total real estate	7,011,536	7,468,864
Accumulated depreciation	(2,437,147)	(2,455,505)
Net real estate	4,574,389	5,013,359
Cash and cash equivalents	47,723	44,214
Restricted cash	28,023	29,266
Notes receivable from Aimco	534,127	534,127
Leased real estate assets	467,013	—
Goodwill	32,286	32,286
Other assets	637,943	576,026
Total assets	$6,321,504	$6,229,278

LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,568,815	$3,628,236
Term loan, net	349,827	349,164
Revolving credit facility borrowings	394,550	265,600
Total indebtedness	4,313,192	4,243,000
Accrued liabilities and other	606,767	598,736
Total liabilities	4,919,959	4,841,736

Preferred noncontrolling interests in AIR Operating Partnership	79,449	79,449
Commitments and contingencies (Note 4)
Equity:
Perpetual preferred stock	2,000	2,000
Common Stock, $0.01 par value, 1,021,175,000 shares authorized at March 31, 2021 and December 31, 2020, respectively, and 148,974,839 and 148,861,036 shares issued/outstanding at March 31, 2021 and December 31, 2020, respectively	1,490	1,489
Additional paid-in capital	3,430,694	3,432,121
Accumulated other comprehensive income	1,100	3,039
Distributions in excess of earnings	(2,112,381)	(2,131,798)
Total AIR equity	1,322,903	1,306,851
Noncontrolling interests in consolidated real estate partnerships	(64,619)	(61,943)
Common noncontrolling interests in AIR Operating Partnership	63,812	63,185
Total equity	1,322,096	1,308,093
Total liabilities and equity	$6,321,504	$6,229,278

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES
Rental and other property revenues	$174,730	$186,043
Other revenues	1,683	—
Total revenues	176,413	186,043

OPERATING EXPENSES
Property operating expenses	64,617	65,962
Depreciation and amortization	75,280	81,446
General and administrative expenses	4,414	7,489
Other expenses, net	2,876	1,491
Total operating expenses	147,187	156,388

Interest income	15,972	3,989
Interest expense	(37,035)	(36,806)
Gain on derecognition of leased properties and dispositions of real estate	84,032	13
Mezzanine investment income, net	—	6,747
Income from continuing operations before income tax (expense) benefit and discontinued operations	92,195	3,598
Income tax (expense) benefit	(3,080)	1,314
Income from continuing operations	89,115	4,912
Income from discontinued operations, net of tax	—	4,065
Net income	89,115	8,977
Noncontrolling interests:
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	235	(18)
Net income attributable to preferred noncontrolling interests in AIR Operating Partnership	(1,604)	(1,869)
Net income attributable to common noncontrolling interests in AIR Operating Partnership	(4,436)	(368)
Net income attributable to noncontrolling interests	(5,805)	(2,255)
Net income attributable to AIR	83,310	6,722
Net income attributable to AIR preferred stockholders	(50)	—
Net income attributable to participating securities	(64)	(43)
Net income attributable to AIR common stockholders	$83,196	$6,679

Earnings per common share – basic and diluted
Income from continuing operations attributable to AIR per common share	$0.56	$0.02
Income from discontinued operations attributable to AIR per common share	—	0.04
Net income attributable to AIR per common share – basic and diluted	$0.56	$0.06

Weighted-average common shares outstanding – basic	148,611	119,946
Weighted-average common shares outstanding – diluted	148,830	120,162

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$89,115	$8,977
Unrealized losses on available for sale debt securities	(2,071)	(60)
Comprehensive income	87,044	8,917
Comprehensive income attributable to noncontrolling interests	(5,673)	(2,251)
Comprehensive income attributable to AIR	$81,371	$6,666

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2021 and 2020

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total AIR's Predecessor Equity	Consolidated Real Estate Partnerships	AIR Operating Partnership	Total Equity
Balances at December 31, 2019	—	$—	120,242	$1,202	$3,497,654	$4,195	$(1,722,402)	$1,780,649	$(3,296)	$83,442	$1,860,795
Repurchases of Common Stock	—	—	(189)	(2)	(10,002)	—	—	(10,004)	—	—	(10,004)
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(969)	(969)
Amortization of share-based compensation cost	—	—	16	—	1,929	—	—	1,929	—	1,051	2,980
Effect of changes in ownership for consolidated entities	—	—	—	—	(769)	—	—	(769)	—	769	—
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(277)	(277)	—	—	(277)
Change in accumulated other comprehensive income	—	—	—	—	—	(56)	—	(56)	—	(4)	(60)
Net income	—	—	—	—	—	—	6,722	6,722	118	368	7,208
Common Stock dividends	—	—	—	—	—	—	(60,825)	(60,825)	—	—	(60,825)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(73)	(3,155)	(3,228)
Other, net	—	—	23	—	86	—	—	86	(158)	—	(72)
Balances at March 31, 2020	—	$—	120,092	$1,200	$3,488,898	$4,139	$(1,776,782)	$1,717,455	$(3,409)	$81,502	$1,795,548

Balances at December 31, 2020	20	$2,000	148,861	$1,489	$3,432,121	$3,039	$(2,131,798)	$1,306,851	$(61,943)	$63,185	$1,308,093
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(3,223)	(3,223)
Amortization of share-based compensation cost	—	—	33	—	1,915	—	—	1,915	—	723	2,638
Effect of changes in ownership of consolidated entities	—	—	—	—	(2,590)	—	—	(2,590)	—	2,590	—
Change in accumulated other comprehensive income	—	—	—	—	—	(1,939)	—	(1,939)	—	(132)	(2,071)
Net income (loss)	—	—	—	—	—	—	83,310	83,310	(235)	4,436	87,511
Common Stock dividends	—	—	—	—	—	—	(63,858)	(63,858)	—	—	(63,858)
Preferred Stock dividends	—	—	—	—	—	—	(50)	(50)	—	—	(50)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,402)	(3,767)	(5,169)
Other, net	—	—	81	1	(752)	—	15	(736)	(1,039)	—	(1,775)
Balances at March 31, 2021	20	$2,000	148,975	$1,490	$3,430,694	$1,100	$(2,112,381)	$1,322,903	$(64,619)	$63,812	$1,322,096

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,115	$8,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,280	81,446
Gain on derecognition of leased properties and dispositions of real estate	(84,032)	(13)
Income tax expense (benefit)	3,080	(1,314)
Other adjustments	3,194	3,022
Discontinued operations:
Depreciation and amortization	—	19,030
Income tax benefit	—	(1,919)
Other non-cash adjustments, net	—	182
Net changes in operating assets and operating liabilities	(37,467)	(31,995)
Net cash provided by operating activities	49,170	77,416
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	—	(2,733)
Capital expenditures	(39,075)	(88,189)
Purchases of corporate assets	(784)	(5,104)
Other investing activities	(483)	4,665
Capital expenditures of discontinued operations	—	(6,653)
Net cash used in investing activities	(40,342)	(98,014)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on non-recourse property debt of continuing operations	(60,467)	(20,173)
Net borrowings on revolving credit facility	128,950	318,845
Payment of debt issuance costs	(121)	—
Payment of debt extinguishment costs	(519)	—
Repurchases of Common Stock	—	(10,004)
Payment of dividends to holders of Common Stock	(64,314)	(61,116)
Payment of dividends to holders of Preferred Stock	(50)	—
Payment of distributions to noncontrolling interests	(6,835)	(5,442)
Redemptions of noncontrolling interests in the AIR Operating Partnership	(3,223)	(1,584)
Principal repayments on non-recourse property debt of discontinued operations	—	(2,449)
Other financing activities	17	(365)
Net cash (used in) provided by financing activities	(6,562)	217,712
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,266	197,114
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF DISCONTINUED OPERATIONS	—	1,009
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF CONTINUING OPERATIONS	2,266	198,123
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	73,480	166,541
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$75,746	$364,664

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Buildings and improvements	$5,712,264	$6,127,249
Land	1,299,272	1,341,615
Total real estate	7,011,536	7,468,864
Accumulated depreciation	(2,437,147)	(2,455,505)
Net real estate	4,574,389	5,013,359
Cash and cash equivalents	47,723	44,214
Restricted cash	28,023	29,266
Notes receivable from Aimco	534,127	534,127
Leased real estate assets	467,013	—
Goodwill	32,286	32,286
Other assets	637,943	576,026
Total assets	$6,321,504	$6,229,278

LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,568,815	$3,628,236
Term loan, net	349,827	349,164
Revolving credit facility borrowings	394,550	265,600
Total indebtedness	4,313,192	4,243,000
Accrued liabilities and other	606,767	598,736
Total liabilities	4,919,959	4,841,736

Redeemable preferred units	79,449	79,449
Commitments and contingencies (Note 4)
Partners’ capital:
Preferred units	2,000	2,000
General Partner and Special Limited Partner	1,320,903	1,304,851
Limited Partners	63,812	63,185
Partners’ capital attributable to the AIR Operating Partnership	1,386,715	1,370,036
Noncontrolling interests in consolidated real estate partnerships	(64,619)	(61,943)
Total partners’ capital	1,322,096	1,308,093
Total liabilities and partners’ capital	$6,321,504	$6,229,278

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES
Rental and other property revenues	$174,730	$186,043
Other revenues	1,683	—
Total revenues	176,413	186,043

OPERATING EXPENSES
Property operating expenses	64,617	65,962
Depreciation and amortization	75,280	81,446
General and administrative expenses	4,414	7,489
Other expenses, net	2,876	1,491
Total operating expenses	147,187	156,388

Interest income	15,972	3,989
Interest expense	(37,035)	(36,806)
Gain on derecognition of leased properties and dispositions of real estate	84,032	13
Mezzanine investment income, net	—	6,747
Income from continuing operations before income tax (expense) benefit and discontinued operations	92,195	3,598
Income tax (expense) benefit	(3,080)	1,314
Income from continuing operations	89,115	4,912
Income from discontinued operations, net of tax	—	4,065
Net income	89,115	8,977
Net loss (income) attributable to noncontrolling interests in consolidated real estate partnerships	235	(18)
Net income attributable to the AIR Operating Partnership	89,350	8,959
Net income attributable to the AIR Operating Partnership’s preferred unitholders	(1,654)	(1,869)
Net income attributable to participating securities	(64)	(43)
Net income attributable to the AIR Operating Partnership’s common unitholders	$87,632	$7,047

Earnings per common unit – basic and diluted:
Income from continuing operations attributable to the AIR Operating Partnership per common unit	$0.56	$0.03
Income from discontinued operations attributable to the AIR Operating Partnership per common unit	—	0.03
Net income attributable to the AIR Operating Partnership per common unit – basic and diluted	$0.56	$0.06

Weighted-average common units outstanding – basic	156,527	126,521
Weighted-average common units outstanding – diluted	156,746	126,798

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$89,115	$8,977
Unrealized losses on available for sale debt securities	(2,071)	(60)
Comprehensive income	87,044	8,917
Comprehensive loss (income) attributable to noncontrolling interests	235	(18)
Comprehensive income attributable to the AIR Operating Partnership	$87,279	$8,899

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2021 and 2020

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2019	$—	$1,780,649	$83,442	$1,864,091	$(3,296)	$1,860,795
Repurchases of common partnership units held by AIR's Predecessor	—	(10,004)	—	(10,004)	—	(10,004)
Redemption of common partnership units	—	—	(969)	(969)	—	(969)
Amortization of share-based compensation cost	—	1,929	1,051	2,980	—	2,980
Effect of changes in ownership of consolidated entities	—	(769)	769	—	—	—
Cumulative effect of a change in accounting principle	—	(277)	—	(277)	—	(277)
Change in accumulated other comprehensive income	—	(56)	(4)	(60)	—	(60)
Net income	—	6,722	368	7,090	118	7,208
Distributions to common unitholders	—	(60,825)	(3,155)	(63,980)	—	(63,980)
Distributions to noncontrolling interests	—	—	—	—	(73)	(73)
Other, net	—	86	—	86	(158)	(72)
Balances at March 31, 2020	$—	$1,717,455	$81,502	$1,798,957	$(3,409)	$1,795,548

Balances at December 31, 2020	$2,000	$1,304,851	$63,185	$1,370,036	$(61,943)	$1,308,093
Redemption of AIR Operating Partnership units	—	—	(3,223)	(3,223)	—	(3,223)
Amortization of share-based compensation cost	—	1,915	723	2,638	—	2,638
Effect of changes in ownership of consolidated entities	—	(2,590)	2,590	—	—	—
Change in accumulated other comprehensive income	—	(1,939)	(132)	(2,071)	—	(2,071)
Net income (loss)	—	83,310	4,436	87,746	(235)	87,511
Distributions to common unitholders	—	(63,858)	(3,767)	(67,625)	—	(67,625)
Distributions to preferred unitholders	—	(50)	—	(50)	—	(50)
Distributions to noncontrolling interests	—	—	—	—	(1,402)	(1,402)
Other, net	—	(736)	—	(736)	(1,039)	(1,775)
Balances at March 31, 2021	$2,000	$1,320,903	$63,812	$1,386,715	$(64,619)	$1,322,096

See notes to condensed consolidated financial statements.

AIMCO PROPERTIES, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,115	$8,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,280	81,446
Gain on derecognition of leased properties and dispositions of real estate	(84,032)	(13)
Income tax expense (benefit)	3,080	(1,314)
Other adjustments	3,194	3,022
Discontinued operations:
Depreciation and amortization	—	19,030
Income tax benefit	—	(1,919)
Other non-cash adjustments, net	—	182
Net changes in operating assets and operating liabilities	(37,467)	(31,995)
Net cash provided by operating activities	49,170	77,416
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	—	(2,733)
Capital expenditures	(39,075)	(88,189)
Purchases of corporate assets	(784)	(5,104)
Other investing activities	(483)	4,665
Capital expenditures of discontinued operations	—	(6,653)
Net cash used in investing activities	(40,342)	(98,014)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on non-recourse property debt of continuing operations	(60,467)	(20,173)
Net borrowings on revolving credit facility	128,950	318,845
Payment of debt issuance costs	(121)	—
Payment of debt extinguishment costs	(519)	—
Repurchases of common partnership units held by General Partner and Special Limited Partner	—	(10,004)
Payment of distributions to General Partner and Special Limited Partner	(64,314)	(61,116)
Payment of distributions to Limited Partners	(3,830)	(3,492)
Payment of distributions to preferred units	(1,654)	(1,869)
Payment of distributions to noncontrolling interests	(1,401)	(81)
Redemption of common and preferred units	(3,223)	(1,584)
Principal repayments on non-recourse property debt of discontinued operations	—	(2,449)
Other financing activities	17	(365)
Net cash (used in) provided by financing activities	(6,562)	217,712
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,266	197,114
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF DISCONTINUED OPERATIONS	—	1,009
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF CONTINUING OPERATIONS	2,266	198,123
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	73,480	166,541
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$75,746	$364,664

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

AIMCO PROPERTIES, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note 1 — Basis of Presentation and Organization

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Apartment Income REIT Corp. (“AIR”), AIMCO Properties, L.P. (“AIR Operating Partnership”), and their consolidated subsidiaries. The AIR Operating Partnership’s condensed consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership, and their consolidated subsidiaries, collectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The condensed consolidated balance sheets of AIR, the AIR Operating Partnership, and their consolidated subsidiaries as of December 31, 2020, have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2020. Except where indicated, the footnotes refer to AIR, the AIR Operating Partnership and their consolidated subsidiaries, collectively.

The Separation

On December 15, 2020, Apartment Investment and Management Company (“Aimco”) completed the separation of its business into two, separate and distinct, publicly traded companies, AIR and Aimco (the “Separation”).

Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, Aimco is presented as being spun-off from AIR (as it relates to Aimco subsequent to the Separation, the “Spinnee”). This presentation is in accordance with GAAP, and is due primarily to the relative significance of AIR’s business, as measured in terms of revenues, net income, assets, and other relevant indicators, as compared to Aimco before the Separation. Therefore, AIR is considered the divesting entity and treated as the accounting spinnor, and Aimco is presented as the predecessor (“AIR’s Predecessor”) for AIR’s financial statements. Unless otherwise stated, financial results prior to the Separation on December 15, 2020 include the financial results of AIR’s Predecessor.

The financial results attributable to the apartment communities retained by Aimco in the Separation are presented as discontinued operations. Unless otherwise noted, all disclosures in the notes accompanying the condensed consolidated financial statements reflect only continuing operations. Please see Note 9 for further details regarding our discontinued operations.

Organization and Business

AIR is a self-administered and self-managed real estate investment trust (“REIT”). AIR owns, through its wholly-owned subsidiaries, all of the common equity, the general partner interest, and special limited partner interest in AIR Operating Partnership, a Delaware limited partnership originally incorporated on May 16, 1994. AIR Operating Partnership conducts all of the business of AIR, which is focused on the ownership of stabilized multi-family properties located in top markets including eight important geographic concentrations: Boston; Philadelphia; Greater Washington D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego.

Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of March 31, 2021, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 159,101,296 common OP Units outstanding. As of March 31, 2021, AIR owned 148,974,839 of the common OP Units of the AIR Operating Partnership and AIR had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock. AIR’s ownership of the total common OP Units outstanding represents a 93.6% legal interest in the AIR Operating Partnership and a 94.9% economic interest.

We own and operate a portfolio of apartment communities, diversified by both geography and price point, in 12 states and the District of Columbia. As of March 31, 2021, our portfolio included 95 apartment communities with 25,722 apartment homes in which we held an average ownership of approximately 93%. We also have four properties that we leased to Aimco for redevelopment and development.

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

As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member of a limited liability company. Interests in the AIR Operating Partnership that are held by limited partners other than AIR are reflected in AIR’s accompanying condensed consolidated balance sheets as noncontrolling interests in the AIR Operating Partnership. Interests in partnerships consolidated by the AIR Operating Partnership that are held by third parties are reflected in AIR’s accompanying condensed consolidated balance sheets as noncontrolling interests in consolidated real estate partnerships.

Redeemable Preferred OP Units

As described in Note 5, the preferred OP Units may be redeemed at the holder’s option and are therefore presented within temporary equity in AIR’s condensed consolidated balance sheets and within temporary capital in the AIR Operating Partnership’s condensed consolidated balance sheets. The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units from December 31, 2020, to March 31, 2021 (in thousands):

Balance at December 31, 2020	$79,449
Preferred distributions	(1,604)
Net income	1,604
Balance at March 31, 2021	$79,449

The AIR Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of March 31, 2021 and December 31, 2020, the AIR Operating Partnership had 2,938,802 redeemable preferred OP Units issued and outstanding. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit.

Revenue from Leases

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and tenants primarily for utility reimbursements. For the three months ended March 31, 2021 and 2020, our total lease income, included in continuing operations, was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended March 31,
	2021	2020
Fixed lease income	$163,968	$178,027
Variable lease income	10,459	10,554
Straight-line rent write-off (1)	—	(2,850)
Total lease income	$174,427	$185,731

(1)

We monitor the collectability of all unpaid rent amounts. The onset of COVID-19 and the anticipated economic slowdown resulted in a $2.9 million write-off of accrued straight-line rent during the three months ended March 31, 2020.

On January 1, 2021, we leased four redevelopment and development properties to the Spinnee. The leases are being accounted for as sales-type leases. Please see Note 9 for further discussion.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Reclassifications and Revisions

On November 30, 2020, AIR’s Predecessor and the Aimco Operating Partnership effected a reverse split of Common Stock and common partnership units, respectively, at a ratio of one share or unit for every 1.23821 shares or units outstanding on the date of effectiveness. The accounting guidance for recapitalization events requires that we revise AIR’s equity and the AIR Operating Partnership’s partners’ capital as if the reverse split had occurred at the beginning of the earliest period presented. As such, we have revised the outstanding share and unit counts, presentation of share and unit activity, and earnings per share and unit, as if the reverse split had occurred on January 1, 2020.

As previously stated in Note 1, the financial results for the three months ended March 31, 2020, include the financial results of AIR’s Predecessor, and the financial results attributable to the apartment communities retained by Aimco in the Separation are presented as discontinued operations.

Note 3 — Significant Transactions

New Credit Facility

On April 14, 2021, we closed a new $1.4 billion credit facility, providing four-to-five-year money at a current all-in cost of 1.6%. The facility is comprised of a $600 million revolving credit facility and $800 million of variable rate term loans. Term loan proceeds are being used to extend the maturity of our current $350 million term loan and are expected to repay future debt maturities.

The $800 million of term loans are priced at a LIBOR spread of 100 basis points, with a LIBOR floor of 0.00%, 98 basis points lower than our previous term loan. Borrowing costs under the new revolving credit facility are 10 basis points lower than under our previous facility. The revolving credit facility currently bears interest at a 30-day LIBOR plus 0.90%. The facility allows for an additional one basis point margin reduction if certain environmental, social, and governance targets are achieved. The term of the revolver ends April 14, 2025, with two six-month extension options.

The term loans mature on the following schedule:

• $150 million maturing on December 15, 2023, with two one-year extension options;

• $300 million maturing on December 15, 2024, with a one-year extension option;

• $150 million maturing on December 15, 2025; and

• $200 million maturing on April 14, 2026.

Equity Issuance

On April 23, 2021, we issued and sold 7.825 million shares of our Class A Common Stock for $43.766 per share in a private placement to a large global real estate-focused investment firm for a cash purchase price of $342 million.

Note 4 — Commitments and Contingencies

Legal Matters

In addition to the matters described below, we are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which are covered by our general liability insurance program, and none of which we expect to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

The Spinnee is responsible for the first $17.5 million of legal and environmental liabilities related to occurrences prior to the Separation. The AIR Operating Partnership is responsible for any such liabilities in excess of $17.5 million.

Environmental

Various federal, state and local laws subject apartment community owners or operators to liability for management and the costs of removal or remediation of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur or for personal injury, disease, disability or other infirmities related to the alleged presence of hazardous materials. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future or apartment communities we no longer own or operate.

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations, as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our asset retirement obligations cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. Asset retirement obligations that are reasonably estimable as of March 31, 2021, are immaterial to our condensed consolidated financial statements.

Note 5 — Earnings and Dividends per Share and Unit

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

Our common stock and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in AIR’s issuance of additional shares and the AIR Operating Partnership’s issuance to AIR of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested total shareholder return (“TSR”) restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and common partnership units outstanding equal to the number of the shares that vest. Common partnership unit equivalents also include unvested long-term incentive partnership units. We include in the denominator securities with dilutive effect in calculating diluted earnings per share and per unit during these periods.

Our restricted stock awards that are subject to time-based vesting receive non-forfeitable dividends similar to shares of Common Stock and common partnership units prior to vesting, and our TSR long-term incentive partnership units receive non-forfeitable distributions based on specified percentages of the distributions paid to common partnership units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method.

In our condensed consolidated statement of operations, noncontrolling interest in consolidated real estate partnerships is related to both continuing and discontinued operations. For purposes of our earnings per share calculation, we have appropriately allocated the noncontrolling interest in consolidated real estate partnerships for the three months ended March 31, 2020. Please see Note 9 for detail of noncontrolling interest in consolidated real estate partnerships associated with discontinued operations.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the three months ended March 31, 2021 and 2020, are as follows (in thousands, except per share and per unit data):

	Three Months Ended March 31, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings per Share:
Net income attributable to AIR common stockholders	$83,196	148,611	$0.56
Diluted Earnings per Share:
Effect of dilutive securities	—	219	—
Net income attributable to AIR common stockholders	$83,196	148,830	$0.56

Non-dilutive share equivalents outstanding		7,878

	Three Months Ended March 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic Earnings per Share:
Income from continuing operations attributable to AIR	$2,511	119,946	$0.02
Income from discontinued operations attributable to AIR	4,168	119,946	0.04
Net income attributable to AIR common stockholders	$6,679	119,946	$0.06
Diluted Earnings per Share:
Effect of dilutive securities	—	216	—
Net income attributable to AIR common stockholders	$6,679	120,162	$0.06

Non-dilutive share equivalents outstanding		97

	Three Months Ended March 31, 2021
	Income (Numerator)	Shares (Denominator)	Per Unit Amount
Basic Earnings per unit:
Net income attributable to the AIR Operating Partnership's common unitholders	$87,632	156,527	$0.56
Diluted Earnings per unit:
Effect of dilutive securities	—	219	—
Net income attributable to the AIR Operating Partnership's common unitholders	$87,632	156,746	$0.56

Non-dilutive partnership unit equivalents outstanding		1,144

	Three Months Ended March 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Unit Amount
Basic Earnings per unit:
Income from continuing operations attributable to the AIR Operating Partnership	$2,879	126,521	$0.03
Income from discontinued operations attributable to the AIR Operating Partnership	4,168	126,521	0.03
Net income attributable to the AIR Operating Partnership's common unitholders	$7,047	126,521	$0.06
Diluted Earnings per unit:
Effect of dilutive securities	—	277	—
Net income attributable to the AIR Operating Partnership's common unitholders	$7,047	126,798	$0.06

Non-dilutive partnership unit equivalents outstanding		1,847

The AIR Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The AIR Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of March 31, 2021, these preferred OP Units were potentially redeemable for approximately 1.9 million shares of Common Stock (based on the period end market price) or cash. The AIR Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above.

Dividends and distributions paid per share of Common Stock during the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020
Dividends and distributions paid	$0.43	$0.41

Note 6 — Fair Value Measurements

Recurring Fair Value Measurements

We measure at fair value on a recurring basis our investments in the securitization trust that holds certain of our property debt, which we classify as available for sale (“AFS”) debt securities. These investments are presented within other assets in the condensed consolidated balance sheets. We hold several positions in the securitization trust that pay interest currently and we also hold the first loss position in the securitization trust, which accrues interest over the term of the investment. These investments were acquired at a discount to face value and we are accreting the discount to the $100.9 million face value of the investments through interest income using the effective interest method over the remaining expected term of the investments, which as of March 31, 2021, was approximately 0.25 years. Our amortized cost basis for these investments, which represents the original cost adjusted for interest accretion less interest payments received, was $99.0 million and $97.1 million as of March 31, 2021, and December 31, 2020, respectively.

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

During the year ended December 31, 2020, we paid an upfront premium of $12.1 million for the option to enter into an interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against our refinancing interest rate risk and is intended to mitigate interest rate increases between now and 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 1.68% strike price. The amount of future cash settlement is limited if the prevailing interest rate exceeds 2.78%. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement. In connection with the Separation, AIR assigned all of the risks and rewards of ownership to Aimco, with an offsetting and equal asset or liability recognized for the amount of gain or loss recognized.

We measure at fair value on a recurring basis our interest rate option, which is presented in other assets in our condensed consolidated balance sheets. Our interest rate option is classified within Level 2 of the GAAP fair value hierarchy, and we estimate its fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. The fair value adjustment is included in earnings in other expense, net, in our condensed consolidated statements of operations. Changes in fair value are reflected as a non-cash transaction in adjustments to arrive at cash flows from operations, and the upfront premium is reflected in other financing in our condensed consolidated statements of cash flows.

The following table summarizes fair value for our AFS debt securities and our interest rate option (in thousands):

	As of March 31, 2021				As of December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
AFS debt securities	$99,983	$—	$99,983	$—	$100,151	$—	$100,151	$—
Interest rate option	$37,368	$—	$37,368	$—	$13,177	$—	$13,177	$—

Nonrecurring Fair Value Measurements

There were no assets measured at fair value on a nonrecurring basis as of March 31, 2021. As of December 31, 2020, assets measured at fair value on a nonrecurring basis in our condensed consolidated balance sheets consist of a real estate asset that was written down to its estimated fair value for impairment purposes during the year ended December 31, 2020. Our estimate of fair value was determined using valuations performed by third-party specialists, as well as various estimates and assumptions, the most significant being market rental rates, operating expense assumptions, and capitalization rate. These unobservable inputs are classified as Level 3 within the GAAP fair value hierarchy. As of December 31, 2020, the fair value of the real estate asset measured on a nonrecurring basis was $34.4 million.

Financial Assets and Liabilities Not Measured at Fair Value

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their fair value as of March 31, 2021, and December 31, 2020, due to their relatively short-term nature and high probability of realization. The carrying amounts of notes receivable from Aimco, the term loan, and the revolving credit facility also approximated their estimated fair value as of March 31, 2021, and December 31, 2020. We estimate the fair value of our non-recourse property debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality, and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of our non-recourse property debt within Level 2 of the GAAP fair value hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.

The following table summarizes carrying value and fair value for our non-recourse property debt (in thousands):

	As of March 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$3,585,629	$3,666,592	$3,646,093	$3,730,621

Note 7 — Variable Interest Entities

Consolidated Entities

AIR consolidates the AIR Operating Partnership, a variable interest entity (“VIE”) of which AIR is the primary beneficiary. AIR, through the AIR Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Substantially all of the assets and liabilities of AIR are that of the AIR Operating Partnership.

The AIR Operating Partnership consolidates (i) five VIEs that own interest in one or more apartment communities and are typically structured to generate a return for their partners through the operation and ultimate sale of the communities and (ii) four VIEs related to lessor entities that own interest in the properties leased to Aimco. The assets and liabilities of the VIEs associated with the leased properties consists of our net investment in the leases. The AIR Operating Partnership is the primary beneficiary in the limited partnerships in which it is the sole decision maker and has a substantial economic interest. The table below summarizes apartment community information regarding VIEs consolidated by the AIR Operating Partnership:

	March 31, 2021	December 31, 2020
VIEs with interests in apartment communities	5	5
Apartment communities owned by VIEs	16	16
Apartment homes in communities owned by VIEs	5,369	5,369

Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs, excluding those of the AIR Operating Partnership, are summarized in the table below (in thousands):
	March 31, 2021	December 31, 2020
ASSETS:
Net real estate	$1,114,993	$1,125,315
Cash and cash equivalents	16,345	10,548
Restricted cash	8,450	8,818
Other assets	28,456	23,870
LIABILITIES:
Non-recourse property debt secured by AIR communities, net	$1,274,457	$1,278,318
Accrued liabilities and other	35,206	34,038

Unconsolidated Entities

We have an interest in a partnership that owns Parkmerced Apartments, which meets the definition of a VIE. However, we are not the primary beneficiary and do not consolidate this partnership. In connection with the Separation, Aimco was allocated economic ownership of the $275.0 million mezzanine loan investment and option to acquire a 30% equity interest in the partnership. The investment accrues interest at 10% per annum with a five-year term and the right to extend for a second five-year term. Subsequent to the Separation, all risks and rewards of ownership are Aimco’s. As of March 31, 2021, and December 31, 2020, the investment balance of $315.1 million and $307.4 million, respectively, primarily consisting of notes receivable, is included in other assets in AIR’s condensed consolidated balance sheets, as legal transfer is not complete. Since AIR has legally assigned all risks and rewards of ownership to Aimco, there is an equal and offsetting liability included in accrued liabilities and other in AIR’s condensed consolidated balance sheets. Accordingly, there is no net effect on AIR’s shareholders’ equity. During the three months ended March 31, 2020, we recognized $6.7 million of income in connection with the mezzanine loan. The mezzanine investment income was offset by an expense to recognize the requirement that this income be contributed to Aimco.

Note 8 — Business Segments

We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that: (i) are owned and managed by AIR and (ii) had reached a stabilized level of operations. Our Other Real Estate segment includes communities that do not meet the criteria to be classified as Same Store. Communities included in discontinued operations are excluded from our evaluation of segment performance, as they are no longer included in information used by our chief operating decision maker (“CODM”).

Our CODM uses proportionate property net operating income to assess the operating performance of our communities. Proportionate property net operating income reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements, for consolidated communities. In our condensed consolidated statements of operations, utility reimbursements are included in rental and other property revenues in accordance with GAAP.

As of March 31, 2021, our Same Store segment included 93 apartment communities with 25,485 apartment homes, and our Other Real Estate segment included two apartment communities with 237 homes.

The following tables present the total revenues, property operating expenses, proportionate property net operating income (loss), and income (loss) from continuing operations before income tax benefit (expense) of our segments on a proportionate basis, excluding amounts related to communities sold or communities included in discontinued operations, for the three months ended March 31, 2021 and 2020 (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended March 31, 2021:
Total revenues	$153,652	$1,056	$20,018	$1,687	$176,413
Property operating expenses	44,097	1,067	10,559	8,894	64,617
Other operating expenses not allocated to segments (3)	—	—	—	82,570	82,570
Total operating expenses	44,097	1,067	10,559	91,464	147,187
Proportionate property net operating income (loss)	109,555	(11)	9,459	(89,777)	29,226
Other items included in income before income tax expense (4)	—	—	—	62,969	62,969
Income (loss) from continuing operations before income tax expense	$109,555	$(11)	$9,459	$(26,808)	$92,195

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended March 31, 2020:
Total revenues	$176,757	$1,715	$6,973	$598	$186,043
Property operating expenses	46,049	1,093	6,474	12,346	65,962
Other operating expenses not allocated to segments (3)	—	—	—	90,426	90,426
Total operating expenses	46,049	1,093	6,474	102,772	156,388
Proportionate property net operating income (loss)	130,708	622	499	(102,174)	29,655
Other items included in income before income tax benefit (4)	—	—	—	(26,057)	(26,057)
Income (loss) from continuing operations before income tax benefit	$130,708	$622	$499	$(128,231)	$3,598

(1)

Represents adjustments for the noncontrolling interests in consolidated real estate partnerships’ share of the results of consolidated communities in our segments, which are included in the related consolidated amounts but excluded from proportionate property net operating income for our segment evaluation. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues in our condensed consolidated statements of operations prepared in accordance with GAAP.

(2)

Includes the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any. Also includes property management revenues, which are not part of our segment performance measure and property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure. The write-off of straight-line rent receivables, recognized due to the impact of COVID-19 and the resulting economic impact on our commercial tenants, are included in consolidated rental and property revenues and are not included in our measurement of segment performance for the three months ended March 31, 2020.

(3)

Includes depreciation and amortization, general and administrative expenses, and other operating expenses, which may include provision for real estate impairment loss and write-offs of deferred leasing commissions, which are not included in our measure of segment performance.

(4)	Includes gain on derecognition of leased properties and dispositions of real estate, interest income, including interest income related to the properties leased to Aimco, and interest expense.

The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	March 31, 2021	December 31, 2020
Same Store	$4,666,856	$4,697,969
Other Real Estate	89,325	97,248
Corporate and other assets (1)	1,565,323	1,434,061
Total consolidated assets	$6,321,504	$6,229,278
(1)

Includes the assets not allocated to our segments including: (i) corporate assets; (ii) our notes receivable from Aimco; and (iii) assets of apartment communities which were leased to Aimco, sold, or classified as held for sale as of March 31, 2021.

For the three months ended March 31, 2021 and 2020, capital additions related to our segments were as follows (in thousands):

	2021	2020
Same Store	$22,354	$43,351
Other Real Estate	818	44,689
Total capital additions	$23,172	$88,040

Note 9 – Discontinued Operations

The financial results attributable to apartment communities retained by the Spinnee for the prior year comparative period have been classified as discontinued operations within the condensed consolidated financial statements.

Summarized results of discontinued operations are shown below (in thousands):

Three Months Ended
March 31, 2020
REVENUES:
Rental and other property revenues	$38,509
OPERATING EXPENSES:
Property operating expenses	13,321
Depreciation and amortization	19,030
Other expenses, net	198
Total operating expenses	32,549

Interest income	534
Interest expense	(4,530)
Income from unconsolidated real estate partnerships	182
Income before income tax benefit	2,146
Income tax benefit	1,919
Income from discontinued operations, net of tax	4,065
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	103
Net income from discontinued operations attributable to Spinnee	$4,168

During the three months ended March 31, 2021, we recognized $3.9 million of additional costs related to Separation, consisting of $1.8 million of incremental tax expense and $2.1 million of costs incurred as a direct result of the Separation.

We entered into various separation and transition services agreements with the Spinnee that provide for a framework of our relationship with the Spinnee after the Separation, including: (i) a separation agreement setting forth the mechanics of the Separation, the key provisions relating to the Separation of our assets and liabilities from those of the Spinnee, and certain organizational matters and conditions; (ii) an employee matters agreement to allocate liabilities and responsibilities relating to employment matters, teammate compensation, and benefits plans and programs, and other related matters; (iii) Property Management Agreements pursuant to which we provide property management and related services at a majority of the properties owned or leased by the Spinnee in exchange for a fee based on an agreed percentage of revenue collected; (iv) Master Services Agreement pursuant to which we provide the Spinnee with customary administrative and support services on an ongoing basis in exchange for payment for the fully-burdened costs (including internal allocated costs); and (v) a Master Leasing Agreement pursuant to which the Spinnee may enter into leases with us pursuant to which the Spinnee, at its option, may redevelop, develop, or lease-up apartment communities. The Property Management Agreement, the Master Services Agreement, and the Master Leasing Agreement may be terminated in accordance with the respective agreements.

During the three months ended March 31, 2021, we recognized revenue of $1.7 million from the Property Management Agreements and Master Services Agreement, all of which is reflected in other revenue in our condensed consolidated statement of operations.

The Master Leasing Agreement governs any future leasing arrangements between us and the Spinnee. The initial term of the Master Leasing Agreement is 18 months, with automatic annual extensions (subject to each party’s right to terminate upon notice prior to the end of any such extension term). Each leased property has a separate lease agreement with specified terms. The initial annual rent for any leased property is based on a calculation derived from the then-current fair market value of the subject property and market net operating income cap rates, subject to certain adjustments, and is further subject to periodic escalation as set forth in the applicable lease, and the other terms thereof, including the initial term and extensions on an arm’s-length basis, as determined by and pursuant to the Master Leasing Agreement. The Spinnee has the right to terminate any such lease prior to the end of its term once the leased property is stabilized. In connection with an early termination, we have an option to pay the Spinnee an amount equal to the difference between the then-current fair market value of such property and the initial fair market value of such property at the time of the lease inception, at a small discount. If we do not exercise an option, the Spinnee will have the right to sell the property to a third party with us guaranteed to receive an amount equal to the fair market value of the property at the time of the lease inception, or the Spinnee may elect to purchase the property at a purchase price equal to the fair market value thereof at the time of lease inception (and may subsequently sell the property to a third party, subject to our right of first refusal during the first year following the Spinnee’s acquisition).

On January 1, 2021, we leased four redevelopment and development properties to the Spinnee. In accordance with ASC 842, these leases were accounted for as sales-type leases and we recorded a net investment in the leases, equal to the sum of the lease receivable and residual asset, discounted at the rate implicit to the leases. Commensurate with the commencement of each of the leases on January 1, 2021, we also recognized a net gain of $83.7 million, which is equal to the difference in the net investment values and their carrying values immediately prior to the commencement of the leases. During the three months ended March 31, 2021, we recognized income of $6.4 million on an effective interest basis at a constant rate of return over the term of the applicable leases, which is reflected in interest income in our condensed consolidated statement of operations. Cash income from the leasing agreements was $6.6 million during the three months ended March 31, 2021.

The initial term of each of the leases range from 10 to 25 years. All of the leases payments are triple net basis to the tenant and we have rights in accordance with the individual lease agreements to protect the value of our leased properties. As of March 31, 2021, the aggregate minimum lease payments owed to us for each of the five succeeding years under the sales-type leases is as follows:

2021 (remaining)	$18,947
2022	25,262
2023	25,262
2024	25,262
2025	25,373
Thereafter	730,446
Lease payments plus guaranteed residual value (1) (2)	$850,552
Add: Unguaranteed residual value	131,580
Less: Discount	(515,119)
Total leased real estate assets	$467,013

(1)	As of March 31, 2021, this amount includes $244.7 million of guaranteed residual value and $605.8 million of remaining cash lease payments.
(2)

The total future minimum lease payments assume that no early termination option is elected after the leased property is stabilized, which is currently expected between January 1, 2024 and January 1, 2025.

In connection with the Separation, we acquired $534 million in notes receivable pledged by a subsidiary of the Spinnee that has an interest in a portfolio of assets. Our notes receivable are subordinate to the existing debt of $215.4 million as of December 31, 2020, on the portfolio of assets. The notes receivable mature on January 31, 2024, and bear interest at a rate of 5.2% per annum, payable quarterly on January 1, April 1, July 1, and October 1, commencing on April 1, 2021. The notes receivable contain certain representations, warranties, covenants, and events of default and are secured by a pool of properties owned by Aimco. Notes receivable are reported in our condensed consolidated balance sheet at the outstanding principal balance. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in other assets in our condensed consolidated balance sheets. During the three months ended March 31, 2021, we recognized interest income of $6.9 million associated with the notes receivable, which is reflected in interest income in our condensed consolidated statement of operations.

As of March 31, 2021, we have a receivable from Aimco in the amount of approximately $14 million, which is recognized in other assets, and a payable to Aimco in the amount of approximately $23 million, which is recognized in accrued liabilities and other in our condensed consolidated balance sheets. The amount payable to Aimco is due primarily to treasury management services and is in a payable position because cash receipts exceeded cash paid. We expect the amounts due to and from Aimco to be settled in the second quarter of 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report on Form 10-Q contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: the ongoing relationship between AIR and Aimco (the “Separate Entities”) following the Separation; the payment of dividends and distributions in the future; the impact of the COVID-19 pandemic, including our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions and dispositions; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; our ability to comply with debt covenants, including financial coverage ratios; risks related to the provision of property management services to Aimco and our ability to collect property management related fees; and risks related to the inability to fully collect the notes receivable due from Aimco.

These forward-looking statements are based on management’s judgment as of this date, which is subject to risks and uncertainties. Risks and uncertainties that could cause actual results to differ materially from our expectations include, but are not limited to: the effects of the coronavirus pandemic on AIR’s business and on the global and U.S. economies generally, and the ongoing, dynamic and uncertain nature and duration of the pandemic, all of which heightens the impact of the other risks and factors described herein, and the impact on entities in which AIR holds a partial interest, and the impact of governmental lockdowns on AIR’s residents, commercial tenants, and operations; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing and effects of acquisitions and dispositions; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; loss of key personnel; AIR’s ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by Aimco; the relationship between the Separate Entities after the Separation; the ability and willingness of the Separate Entities and their subsidiaries to meet and/or perform their obligations under any contractual arrangements that are entered into among the parties in connection with the Separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; and the ability to achieve some or all the benefits that we expect to achieve from the Separation; and such other risks and uncertainties described from time to time in filings by the Separate Entities with the Securities and Exchange Commission (“SEC”).

In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and depends on our ability to meet the various requirements imposed by the Code, through actual operating results, distribution levels and diversity of stock ownership.

Readers should carefully review AIR’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of AIR’s and AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2020, and subsequent documents we file from time to time with the SEC. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Our business is organized around four areas of strategic focus: operational excellence; portfolio management; balance sheet; and team and culture. The results from the execution of our business plan are further described in the sections that follow.

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

Operational Excellence

We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point. As of March 31, 2021, our portfolio included 95 apartment communities with 25,722 apartment homes in which we held an average ownership of approximately 93%.

Same Store highlights for the first quarter include:

•	Residential rents contributed approximately 160 basis points towards the year-over-year revenue decline;
•	Recognition of 98% of all residential revenue billed during the quarter; of which 97.1% was collected in cash;
•	Average daily occupancy (“ADO”) of 95.5%, a year-over-year decline of approximately 160 basis points due primarily to COVID-19 and the related governmental response;
•	Elevated bad debt expense, resulting in a 170 basis point year-over-year decline to same-store revenues, due primarily to COVID-19 and the governmental lockdowns;
•	Transacted renewal rents increased 1.7%, whereas transacted new lease rents decreased 8.1%, for a weighted-average decrease of 4.7%; and
•

Controllable operating expenses, which we define as property expenses less real estate taxes, insurance, and utility expenses, increased by 60 basis points compared to the three months ended March 31, 2020.

Same Store Markets

Our portfolio is diversified by price point and geography, and with a mix of urban and suburban submarkets. In the first quarter of 2021, our five healthiest markets were San Diego, Denver, Miami, Boston and Washington, DC. These markets, which represent half of our total portfolio, together posted signed new lease rent increases of 1.8%, signed renewal rent increases of 3.9%, signed blended lease rent increases of 2.9%, and average daily occupancy of 96.9%. In these markets our asking effective rents are above their pre-COVID peak.

The positive momentum for the first quarter has carried over to April 2021, with leasing pace and rates continuing to trend higher. Although occupancy growth will begin to moderate as we experience greater frictional vacancy during peak leasing season, the fundamentals point towards a continued recovery in average daily occupancy through the balance of the year.

AIR’s more challenged markets also showed signs of continuing improvement:

•

In Philadelphia, The University of Pennsylvania and Drexel University have announced plans to be fully open and hold classes in-person for the fall semester. Businesses are scheduling returns to the office: for example, Comcast anticipates a late-summer re-opening of its Center City office adjacent to AIR’s Sterling community. Leasing pace in Philadelphia has been strong, 20% ahead of 2019’s pre-COVID levels.
•

In Los Angeles, first quarter ADO was 96.7%, a 170 basis point improvement from the fourth quarter of 2020. California has now adopted Senate Bill No. 91 (“SB-91”), a legal framework that provides a path to resolution of long-dated delinquencies that, together with resident payment plans and restored creditor remedies, offers the prospect of pre-COVID levels of bad debt by later this year.

•

In the Bay Area, the San Mateo County submarket on the San Francisco Peninsula suffered as tech workers elected to work remotely, but its fundamental appeal based on proximity to Silicon Valley and Stanford University is unchanged. Google and Facebook have announced that their workforces are expected to return to their offices throughout the Peninsula. AIR’s Bay Area lease pace in the first quarter was up 50% from 2019’s pre-COVID levels, and occupancy in the market grew 200 basis points sequentially from the fourth quarter of 2020, resulting in first quarter 2021 ADO of 92.4%.

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

The following table summarizes information about our portfolio relative to the market for the three months ended March 31, 2021:

Average revenue per apartment home (1)	$2,233
Percentage A (average revenue per apartment home $2,809)	57%
Percentage B (average revenue per apartment home $1,979)	26%
Percentage C+ (average revenue per apartment home $1,764)	17%
(1)	Represents average monthly rental and other property revenues (excluding resident reimbursement of utility cost) divided by the number of occupied apartment homes as of the end of the period.

Our average monthly revenue per apartment home was $2,233 for the three months ended March 31, 2021, representing a decrease of approximately 5% compared to the same period in 2020.

Commencing on January 1, 2021, we leased four properties to Aimco for redevelopment and development with an initial value of $467.0 million and quarterly cash lease income of $6.6 million. Aimco has the right to terminate any such lease prior to the end of its term once the leased property is stabilized. In connection with an early termination, AIR has the option to purchase the improved assets at a discount to their fair value, when property operations are stabilized, currently expected between January 1, 2024 and January 1, 2025.

We also expect to improve the quality of our portfolio by allocating investment capital to enhance rent growth and increase long-term capital values through routine investments in property upgrades (such as upgrading kitchens, bathrooms and other interior design aspects) and through portfolio design, emphasizing land value as well as location and submarket.

As part of our portfolio strategy, we seek to sell communities with lower expected free cash flow internal rates of return and reinvest the proceeds from such sales in accretive uses such as capital enhancements, share repurchases, and selective acquisitions of stabilized communities with projected free cash flow internal rates of return higher than expected from the communities being sold. When the cost of capital is favorable, we will look to grow through the acquisition of stabilized apartment communities that we believe we can operate better than their previous owners. Through this disciplined approach to capital allocation, we expect to increase the quality and expected growth rate of our portfolio.

Acquisitions and Dispositions

We did not acquire or dispose of any apartment communities during the three months ended March 31, 2021.

Balance Sheet

Components of Leverage

We seek to increase financial returns by using leverage with appropriate caution. We limit risk through our balance sheet structure, employing low leverage, primarily long-dated debt; and we build financial flexibility by maintaining ample unused and available credit; holding properties with substantial value unencumbered by property debt; maintaining an investment grade rating; and using partners’ capital when it enhances financial returns or reduces investment risk.

Our leverage includes our share of long-term, non-recourse property debt encumbering our apartment communities, together with outstanding borrowings under our revolving credit facility, our term loans, and our preferred equity. We have notes receivable from Aimco with an aggregate principal amount of $534 million. The notes will mature on January 31, 2024 and are secured by a pool of properties owned by Aimco. We consider the notes a reduction of leverage as we expect proceeds to be used to repay current amounts outstanding. Please see the Liquidity and Capital Resources section for additional information regarding our leverage.

New Credit Facility

On April 14, we closed a new $1.4 billion credit facility, providing four-to-five-year money at a current all-in cost of 1.6%. The facility is comprised of a $600 million revolving credit facility and $800 million of variable rate term loans. Term loan proceeds are being used to extend the maturity of our current $350 million term loan; to repay $213 million of property debt; and to reduce borrowings on our revolving credit facility. The $213 million property debt repayment increases by over $530 million our pool of properties unencumbered by debt. The reduction of property level debt and the increase in unencumbered properties strengthen our investment grade balance sheet and enhances our ability to access the public bond market.

The $800 million of term loans are priced at a LIBOR spread of 100 basis points, with a LIBOR floor of 0.00%, 98 basis points lower than our previous term loan. Borrowing costs under the new revolving credit facility are 10 basis points lower than under our previous facility. To further our environmental, social, and governance (“ESG”) initiatives, the facility allows for an additional one basis point margin reduction if certain ESG targets are achieved. The term of the revolver ends April 14, 2025, with two six-month extension options.

The term loans mature on the following schedule:

•	$150 million maturing on December 15, 2023, with two one-year extension options;
•	$300 million maturing on December 15, 2024, with a one-year extension option;
•	$150 million maturing on December 15, 2025; and
•	$200 million maturing on April 14, 2026.

The term loans were structured to maintain our balanced maturity ladder, and to also maximize flexibility through the ability to prepay freely and extend the maturity date of shorter duration loans.

Equity Issuance

On April 23, 2021, we issued and sold 7.825 million shares of our Class A Common Stock in a private placement to a large global real estate-focused investment firm for a cash purchase price of $342 million. We expect to use the proceeds to repay property debt with a weighted-average interest rate of 4.6%.

As a “new issuer”, we are not yet eligible to file a “shelf” registration statement. Until we have 12 months of post-Separation filings, the registration process will result in a longer SEC clearance process and a longer marketing period, which could introduce greater volatility and uncertainty in pricing and execution.

On Track Leverage Reduction

We target Net Leverage to Adjusted EBITDAre below 6.0x and Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends above 2.5x. Our leverage ratios for the three months ended March 31, 2021 are presented below:

Annualized Current Quarter
Proportionate Debt to Adjusted EBITDAre	7.6x
Net Leverage to Adjusted EBITDAre	7.8x
Adjusted EBITDAre to Adjusted Interest Expense	4.6x
Adjusted EBITDAre to Adjusted Interest Expense and Preferred Dividends	4.3x

We expect to achieve our target by year-end 2021 through a:

•	~0.9x reduction from the equity issuance;
•	~0.9x reduction from the sale of properties expected to generate $580 million in net proceeds; and
•	~0.5x reduction resulting from growth in property NOI;
•	Resulting in a ratio of 5.5x.

Please see the Leverage Ratios subsection of the Non-GAAP Measures section for further information about the calculation of our leverage ratios.

Liquidity

We use our revolving credit facility primarily for working capital and other short-term purposes and to secure letters of credit. As of March 31, 2021, pro forma the closing of the new credit facility, but excluding proceeds received from the equity issuance, our share of cash and restricted cash was $59.1 million and we had the capacity to borrow up to $459.7 million under our new revolving credit facility, bringing total pro forma liquidity to $518.8 million.

We also manage our financial flexibility by maintaining an investment grade rating and holding apartment communities that are unencumbered by property debt. AIR has been rated BBB by Standard & Poor’s. Pro forma the closing of the new credit facility and the expected use of proceeds from the equity issuance, we expect to hold communities unencumbered by property debt with an estimated fair market value of approximately $4.0 billion.

Dividend

On April 26, 2021, our Board of Directors declared quarterly cash dividends of $0.43 per share of AIR Common Stock. This amount is payable on May 28, 2021, to stockholders of record on May 14, 2021. The safety and simplicity of our business model, combined with the predictability of our cash flows, allows us to distribute a greater percentage of income, leading to an improved dividend payout ratio after the Separation. Our refreshed tax basis allows our dividend to also be tax efficient. Before the consideration of any property sales, approximately 60% of AIR’s 2021 dividend is expected to be taxable, with approximately 40% of AIR’s dividend expected to be a tax-free return of capital. Actual results could differ materially.

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

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements included in Item 1.

Financial Highlights

Net income from continuing operations attributable to common stockholders per common share, on a dilutive basis was $0.56 for the three months ended March 31, 2021.

Pro forma FFO per share was $0.50 for the three months ended March 31, 2021.

Residential Rent Collection Update

We measure residential rent collection as the amount of payments received as a percentage of all residential amounts owed on a proportionate basis. In the first quarter, we recognized 98.0% of all residential revenue billed during the quarter, treating the balance of 2.0% as bad debt. Of the 98.0% of residential revenue recognized, as of quarter-end, we collected in cash all but 90 basis points, with 97.1% of the residential rents collected.

As of March 31, 2021, our proportionate share of the amount of uncollected and unreserved residential accounts receivable, not offset by tenant security deposits totaled $1.2 million. Most of this balance is expected to be collected during the second quarter of 2021.

77% of our uncollected accounts receivable relate to California residents. The state of California has recently implemented the SB-91 rent relief program, where the state has agreed to pay 80% of a resident’s past due rent in exchange for the landlord forgiving the remaining 20%. We are cautiously optimistic that this program will be helpful to restoration of access to collection remedies; however, it is premature to estimate the amount of potential recovery.

Looking forward, we expect bad debt expense to decline, but the timing and pace will depend on unwinding the emergency ordinances that currently allow residents to live rent free, so that we are again able to collect rent or to re-rent these apartments to new residents who pay the rent that is owed.

Detailed Results of Operations for the Three Months Ended March 31, 2021, Compared to 2020

Net income from continuing operations increased by $84.2 million during the three months ended March 31, 2021, compared to 2020, due primarily to an $83.7 million gain on derecognition of leased properties.

Property Operations

We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that: (i) are owned and managed by AIR and (ii) had reached a stabilized level of operations. Our Other Real Estate segment includes communities that do not meet the criteria to be classified as Same Store.

As of March 31, 2021, our Same Store segment included 93 apartment communities with 25,485 apartment homes and our Other Real Estate segment included two apartment communities with 237 apartment homes.

Proportionate Property Net Operating Income

We use proportionate property net operating income to assess the operating performance of our communities, which excludes the results of properties retained by the Spinnee in connection with the Separation, which are included in discontinued operations. Proportionate property net operating income reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements, for consolidated communities. Accordingly, the results of operations of our segments discussed below are presented on a proportionate basis. In September 2020, we formed a joint venture with a passive institutional investor to own a portfolio of 12 multi-family communities in California. In order for both periods to be comparable, we have presented, in addition to the actual historical changes in results of operations of our segments, the property operating results as if the California joint venture had closed on January 1, 2020.

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

Please see Note 8 to the condensed consolidated financial statements in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

	Three Months Ended March 31,		Historical Change		Ownership-Effected Change (1)
(in thousands)	2021	2020	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$153,652	$176,757	$(23,105)	(13.1%)	$(9,238)	(5.7%)
Other Real Estate	1,056	1,715	(659)	(38.4%)	(659)	(38.4%)
Total	154,708	178,472	(23,764)	(13.3%)	(9,897)	(6.0%)
Property operating expenses, net of utility reimbursements:
Same Store	44,097	46,049	(1,952)	(4.2%)	1,351	3.2%
Other Real Estate	1,067	1,093	(26)	(2.4%)	(26)	(2.4%)
Total	45,164	47,142	(1,978)	(4.2%)	1,325	3.0%
Proportionate property net operating income:
Same Store	109,555	130,708	(21,153)	(16.2%)	(10,589)	(8.8%)
Other Real Estate	(11)	622	(633)	(101.8%)	(633)	(101.8%)
Total	$109,544	$131,330	$(21,786)	(16.6%)	$(11,222)	(9.3%)
(1)	Reflects the change for the three months ended March 31, 2021 and 2020, as if the California joint venture had closed on January 1, 2020.

For the three months ended March 31, 2021, compared to 2020, after giving effect to the sale of partial interest in certain Same Store communities in the California joint venture, our Same Store proportionate property net operating income decreased by $10.6 million, or 8.8%. This decrease was attributable primarily to a $9.2 million, or 5.7%, decrease in rental and other property revenues due primarily to 160 basis point decreases in average daily occupancy and also in residential rental rates. Rental and other property revenues declined an additional 60 basis points due to lower rents from commercial tenants due primarily to the economic impacts of COVID-19.

The decrease in proportionate property net operating income was also attributable to higher Same Store property operating expenses of $1.4 million. Controllable operating expenses were up $0.1 million compared to the three months ended March 31, 2020, while real estate taxes and insurance costs increased by $0.9 million and $0.3 million, respectively.

Other Real Estate proportionate property net operating income for the three months ended March 31, 2021, compared to 2020, was relatively flat.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include revenues and offsite costs associated with property management, casualty losses, write-off of straight-line rent receivables, and the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance. For the three months ended March 31, 2021, compared to 2020, non-segment real estate operations increased by $4.1 million, or 36.0%, due primarily to:

•	a $2.9 million write-off of straight-line rent receivables during the three months ended March 31, 2020, due to the impact of COVID-19;
•	a $1.7 million increase in property management revenues related to property management fees earned from the management of Aimco owned communities; and
•	a $1.1 million decrease in casualty losses; offset partially by
•	a $2.4 million decrease in net operating income attributable to sold properties.

Depreciation and Amortization

For the three months ended March 31, 2021, compared to 2020, depreciation and amortization expense was relatively flat.

General and Administrative Expenses

For the three months ended March 31, 2021, compared to 2020, general and administrative expenses decreased by $3.1 million, or 41.1%, due primarily to lower incentive compensation and structural changes made to reflect AIR’s more focused business model.

Other expenses, net

Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, and certain non-recurring items. For the three months ended March 31, 2021, compared to 2020, other expenses, net was relatively flat.

Interest Income

Interest income for three months ended March 31, 2021, compared to 2020, increased $12.0 million due primarily to $6.9 million of income associated from our notes receivable from Aimco and $6.4 million of interest income associated with the four properties leased to Aimco recognized during the first quarter of 2021.

Interest Expense

For the three months ended March 31, 2021, compared to 2020, interest expense was relatively flat.

Gain on Derecognition of Leased Properties and Dispositions of Real Estate

During the three months ended March 31, 2021, we recognized an $83.7 million gain associated with the derecognition of the net book value of the four properties leased to Aimco for redevelopment and development commencing on January 1, 2021.

Mezzanine Investment Income, Net

In connection with the Separation, Aimco was allocated economic ownership of the mezzanine loan investment and option to acquire a 30% equity interest in the partnership. Subsequent to the Separation, all risks and rewards of ownership are Aimco’s, but legal transfer is not complete. During the three months ended March 31, 2020, we recognized $6.7 million of income in connection with the mezzanine loan. The mezzanine investment income was offset by an expense to recognize the requirement that this income be contributed to Aimco.

Income Tax (Expense) Benefit

Certain of our operations, including property management, are conducted through taxable REIT subsidiaries (“TRS entities”).

Our income tax (expense) benefit calculated in accordance with GAAP includes income taxes associated with the income or loss of our TRS entities for which the tax consequences have been realized or will be realized in future periods. Income taxes related to these items, as well as changes in valuation allowance, are included in income tax (expense) benefit in our condensed consolidated statements of operations.

For the three months ended March 31, 2021, we recognized income tax expense of $3.1 million, compared to Aimco’s income tax benefit of $1.3 million during the same period in 2020.

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

For the three months ended March 31, 2020, apartment communities that were included in discontinued operations generated net income of $4.1 million.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the critical accounting policies that involve our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements relate to the impairment of long-lived assets and capitalized costs.

Our critical accounting policies are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in our critical accounting policies from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.

Non-GAAP Measures

Certain key financial indicators we use in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures. Key non-GAAP measures we use are defined and described below, and for those non-GAAP measures used or disclosed within this quarterly report, we provide reconciliations of the non-GAAP measures to the most comparable financial measure computed in accordance with GAAP.

NAREIT Funds From Operations and Pro forma Funds From Operations

NAREIT FFO is a non-GAAP measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate assets generally appreciate over time or maintain residual value to a much greater extent than do other depreciable assets such as machinery, computers, or other personal property. NAREIT defines FFO as net income computed in accordance with GAAP, excluding: (i) depreciation and amortization related to real estate; (ii) gains and losses from sales and impairment of depreciable assets and land used in our primary business; and (iii) income taxes directly associated with a gain or loss on the sale of real estate, and including (iv) our share of the FFO of unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine NAREIT FFO. We calculate NAREIT FFO attributable to AIR common stockholders (diluted) by subtracting dividends on preferred stock and preferred units and amounts allocated from NAREIT FFO to participating securities.

In addition to NAREIT FFO, we use Pro forma FFO to measure short-term performance. Pro forma FFO represents NAREIT FFO as defined above, excluding the results of operations of properties retained by Aimco in the Separation and certain amounts that are unique or occur infrequently.

In computing Pro forma FFO, we made the following adjustments to NAREIT FFO:

•

Separation costs: during 2021, we incurred tax, legal and other costs in connection with the Separation. We excluded these costs from Pro forma FFO because we believe they are not representative of ongoing operating performance.

•

Prepayment penalties: as a result of refinancing activity in 2021, we incurred debt extinguishment costs. We excluded such costs from Pro forma FFO because we believe these costs are not representative of ongoing operating performance.

•

Non-cash straight-line rent: in 2018, we assumed a 99-year ground lease with scheduled rent increases. Due to the terms of the lease, GAAP rent expense will exceed cash rent payments until 2076. We include the cash rent payments for this ground lease in Pro forma FFO but exclude the incremental straight-line non-cash rent expense. The rent expense for this lease is included in other expenses, net, on our condensed consolidated statements of operations.

•

Incremental cash received from leased properties: commencing on January 1, 2021, we leased four properties to Aimco for redevelopment and development, which resulted in derecognizing the net book value of these properties and lease asset on the lease commencement date. During the first quarter, we recognized $83.7 million of gain associated with this transaction. Due to the terms of these leases, during 2021 cash received exceeded GAAP income. We include the cash lease income in Pro forma FFO.

NAREIT FFO and Pro forma FFO should not be considered alternatives to net income determined in accordance with GAAP, as indications of our performance. Although we use these non-GAAP measures for comparability in assessing our performance compared to other REITs, not all REITs compute these same measures and those who do may not compute them in the same manner. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs.

For the three months ended March 31, 2021 NAREIT FFO and Pro forma FFO are calculated as follows (in thousands, except per share data):

Three Months Ended March 31,
2021
Net income attributable to AIR common stockholders	$83,196
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	69,495
Gain on derecognition of leased properties and dispositions of real estate	(84,032)
Income tax adjustments related to gain on dispositions and other tax-related items	1,800
Common noncontrolling interests in AIR OP’s share of above Adjustments	644
Amounts allocable to participating securities	7
NAREIT FFO attributable to AIR common stockholders	$71,110
Adjustments, all net of common noncontrolling interests in AIR Operating Partnership and participating securities:
Separation costs	2,057
Prepayment penalties	943
Non-cash straight line rent	635
Incremental cash received from leased properties	154
Pro forma FFO	$74,899

Pro forma shares and dilutive share equivalents used to calculate Pro forma FFO per share	148,830

Net income attributable to AIR per common share – diluted	$0.56
NAREIT FFO per share – diluted	$0.48
Pro forma FFO per share – diluted	$0.50

Please see the Results of Operations section for discussion of the factors affecting our Pro forma FFO for 2021.

The AIR Operating Partnership does not separately compute or report NAREIT FFO or Pro forma FFO. However, based on AIR’s method for allocation of such amounts to noncontrolling interests in the AIR Operating Partnership, as well as limited differences between the amounts of net income attributable to AIR’s common stockholders and the AIR Operating Partnership’s unitholders during the periods presented, NAREIT FFO and Pro forma FFO amounts on a per unit basis for the AIR Operating Partnership would be expected to be substantially the same as the corresponding per share amounts for AIR.

Leverage Ratios

As discussed under the Balance Sheet heading, we target Net Leverage to Adjusted EBITDAre below 6.0x and Adjusted EBITDAre to Interest Expense and Preferred Dividends above 2.5x. We also focus on the ratios of Proportionate Debt to Adjusted EBITDAre and Adjusted EBITDAre Coverage of Adjusted Interest. We believe these ratios, which are based in part on non-GAAP financial information, are commonly used by investors and analysts to assess the relative financial risk associated with balance sheets of companies within the same industry, and they are believed to be similar to measures used by rating agencies to assess entity credit quality.

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

The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios as of March 31, 2021, is as follows (in thousands):

March 31, 2021
Total indebtedness	$4,313,192
Adjustments:
Debt issuance costs related to non-recourse property debt and term loan	16,987
Proportionate share adjustments related to debt obligations	(484,290)
Cash and restricted cash	(75,746)
Tenant security deposits included in restricted cash	9,514
Proportionate share adjustments related to cash and restricted cash	7,167
Notes receivable from Aimco	(534,127)
Securitization trust investment	(99,983)
Proportionate Debt	$3,152,714
Perpetual preferred stock	2,000
Preferred OP Units	79,449
Net Leverage	$3,234,163

We calculated Adjusted EBITDAre used in our leverage ratios based on annualized current quarter amounts. EBITDAre and Adjusted EBITDAre are non-GAAP measures, which we believe are useful to investors, creditors and rating agencies as a supplemental measure of our ability to incur and service debt because they are recognized measures of performance by the real estate industry and facilitate comparison of credit strength between AIR and other companies. EBITDAre and Adjusted EBITDAre should not be considered alternatives to net income as determined in accordance with GAAP as indicators of liquidity. There can be no assurance that our method of calculating EBITDAre and Adjusted EBITDAre is comparable with that of other real estate investment trusts. NAREIT defines EBITDAre as net income computed in accordance with GAAP, before interest expense, income taxes, depreciation and amortization expense, which we have further adjusted for:

•	gains and losses on the derecognition of leased properties and dispositions of depreciated property;
•	impairment write-downs of depreciated property; and
•	adjustments to reflect our share of EBITDAre of investments in unconsolidated entities.

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

•	the income recognized related to our notes receivable from Aimco, as their proceeds are expected to be used to repay current amounts outstanding;
•

the amount by which GAAP rent expense exceeds cash rents for a long-term ground lease for which expense exceeds cash payments until 2076. The excess of GAAP rent expense over the cash payments for this lease does not reflect a current obligation that affects our ability to service debt; and

•	the amount by which cash exceeds GAAP lease income for the four properties leased to Aimco for redevelopment and development.

The reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2021, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended
March 31, 2021
Net income	$89,115
Adjustments:
Interest expense	37,035
Income tax expense	3,080
Depreciation and amortization	75,280
Gain on derecognition of leased properties and dispositions of real estate	(84,032)
EBITDAre	$120,478
Net loss from continuing operations attributable to noncontrolling interests in consolidated real estate partnerships	235
EBITDAre adjustments attributable to noncontrolling interests	(9,197)
Interest income on securitization investment and notes receivable from Aimco	(9,300)
Non-cash straight-line rent	669
Incremental cash received from leased properties	162
Pro forma FFO adjustments, net (1)	1,165
Adjusted EBITDAre	$104,212
Annualized Adjusted EBITDAre	$416,848
(1)

Pro forma adjustments, net, includes pro forma adjustments to NAREIT FFO under the heading NAREIT Funds From Operations and Pro forma Funds From Operations, excluding items that are not included in EBITDAre such as prepayment penalties, net and amounts attributable to noncontrolling interest share.

We calculated Adjusted Interest Expense, as used in our leverage ratios, based on the most recent three-month amounts annualized. Adjusted Interest Expense is a non-GAAP measure that we believe is meaningful for investors and analysts as it presents our share of current recurring interest requirements associated with leverage. Adjusted Interest Expense represents our proportionate share of interest expense on non-recourse property debt and interest expense on our revolving credit facility borrowings and term loan. We exclude from our calculation of Adjusted Interest Expense:

•	debt prepayment penalties, which are items that, from time to time, affect our interest expense, but are not representative of our scheduled interest obligations;
•

the income we receive on our investment in the securitization trust that holds certain of our property debt, as this income is being generated indirectly from interest we pay with respect to property debt held by the trust; and

•	the income recognized related to our notes receivable from Aimco, as their proceeds are expected to be used to repay current amounts outstanding.

Preferred Dividends include dividends paid with respect to AIR’s Preferred Stock and the AIR Operating Partnership’s Preferred Partnership Units, exclusive of preferred equity redemption related amounts. We add Preferred Dividends to Adjusted Interest Expense for a more complete picture of the interest and dividend requirements of our leverage.

The reconciliation of interest expense to Adjusted Interest Expense and Preferred Dividends for the three months ended March 31, 2021, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended
March 31, 2021
Interest expense	$37,035
Adjustments:
Adjustments related to interest of consolidated partnerships	(3,914)
Debt prepayment penalties	(1,016)
Interest income on securitization investment and notes receivable from Aimco	(9,300)
Adjusted Interest Expense	$22,805
Preferred Dividends	1,654
Adjusted Interest Expense and Preferred Dividends	$24,459
Annualized Adjusted Interest Expense	$91,220
Annualized Adjusted Interest Expense and Preferred Dividends	$97,836

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flows from operations. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt, borrowings under new property debt, borrowings under our new $1.4 billion credit facility, proceeds from our notes receivable from Aimco, and proceeds from equity offerings.

As of March 31, 2021, our available liquidity was $248.1 million, which consisted of:

•	$47.7 million in cash and cash equivalents;
•	$18.5 million of restricted cash, excluding amounts related to tenant security deposits, which consists primarily of escrows held by lenders for capital additions, property taxes, and insurance; and
•	$181.9 million of available capacity to borrow under our revolving credit facility after consideration of $23.6 million of letters of credit backed by the facility.

Pro forma the closing of our new credit facility, as of March 31, 2021, we had the capacity to borrow up to $459.7 million, bringing total pro forma liquidity to $525.9 million. In addition, our previously announced private placement generated approximately $342.5 million in proceeds.

Additional liquidity may also be provided through property debt financing at properties unencumbered by debt and proceeds from our notes receivable from Aimco. As of March 31, 2021, we held unencumbered communities with an estimated fair market value of approximately $2.5 billion. Pro forma the closing of the new credit facility and the expected use of proceeds from the equity issuance, we expect to hold communities unencumbered by property debt with an estimated fair market value of approximately $4.0 billion.

Uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners, and acquisitions of apartment communities. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to meet our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and refinancings. We may use our revolving credit facility for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, including apartment community acquisitions, through primarily non-recourse, long-term borrowings, the issuance of equity securities (including OP Units), the sale of apartment communities, and cash generated from operations. Additionally, we expect to meet our liquidity requirements associated with our debt maturities.

The following table summarizes the payments due under our non-recourse property debt commitments, excluding debt issuance costs, as of March 31, 2021 (in thousands):

	Total	Remaining 2021	1-3 Years (2022-2023)	3-5 Years (2024-2025)	More than Five Years (2026 and Thereafter)
Non-recourse property debt	$3,585,629	$85,985	$482,646	$600,083	$2,416,915

Leverage and Capital Resources

The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels and financing is readily available. Any adverse changes in the lending environment could negatively affect our liquidity. We believe we have mitigated much of this exposure by reducing our short and intermediate term maturity risk through refinancing such loans with long-dated debt. However, if financing options become unavailable for our future debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending or proceeds from apartment community dispositions.

Historically, our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt. As of March 31, 2021, approximately 79.0% of our total leverage consisted of property-level, non-recourse, long-dated, amortizing debt. As of March 31, 2021, approximately 99.5% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates, and inflation. The weighted-average remaining term to maturity of our property-level debt was 8.2 years. On average, 3.6% of our unpaid principal balances will mature each year from 2021 through 2023.

As of March 31, 2021, we had $394.6 million outstanding borrowings under our revolving credit facility and $350.0 million borrowed under our term loan agreement.

As of March 31, 2021, our preferred equity, which includes outstanding preferred OP Units and outstanding perpetual preferred stock, represented approximately 2.1% of our total leverage. Preferred OP Units are redeemable at the holder’s option and our preferred stock is redeemable by AIR on or after December 15, 2025. For illustrative purposes, we compute the weighted-average maturity of our preferred OP Units assuming a 10-year maturity and our preferred stock assuming it is called at the expiration of the no-call period.

The combination of non-recourse property-level debt, borrowings under our revolving credit facility, our term loan, our preferred OP Units, and our redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage.

On April 14, 2021, we closed a new credit facility. The term loan proceeds from the new facility are being used to extend the maturity of our current $350 million term loan; to repay $213 million of property debt; and to reduce borrowings on our revolving credit facility. Pro forma for the new revolving credit facility and term loans, the weighted-average remaining term to maturity for our total leverage described above was 8.1 years as of March 31, 2021.

Under our new credit facility agreement entered into on April 14, 2021, we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. The financial covenants we are required to maintain include a Maximum Leverage ratio of no greater than 0.60 to 1.00; a Fixed Charge Coverage Ratio of greater than 1.5x, a Maximum Secured Indebtedness to Total Assets ratio of no greater than 0.45 to 1.00 through March 31, 2023, and 0.40 to 1.00 thereafter, and a Maximum Unsecured Leverage ratio no greater than 0.60 to 1.00. We expect to remain in compliance with these covenants during the next 12 months.

We like the discipline of financing a portion of our real estate investments through the use of fixed-rate, amortizing, non-recourse property debt, as the amortization gradually reduces our leverage and reduces our refunding risk, and the fixed-rate provides a hedge against increases in interest rates, and the non-recourse feature avoids entity risk.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.

Operating Activities

For the three months ended March 31, 2021, net cash provided by operating activities was $49.2 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the three months ended March 31, 2021, decreased by $28.2 million compared to the same period in 2020. The decrease was due primarily to lower contribution from our apartment communities, which were negatively impacted by lower residential rental rates, lower average daily occupancy, increased bad debt expense, and waived late fees.

Investing Activities

For the three months ended March 31, 2021, our net cash used in investing activities of $40.3 million consisted primarily of capital expenditures.

Capital additions totaled $23.2 million and $88.0 million during the three months ended March 31, 2021 and 2020, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

We categorize capital spending for communities in our portfolio broadly into four primary categories:

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
•

capital enhancements, which may include kitchen and bath remodeling, energy conservation projects, and investments in more durable, longer-lived materials designed to reduce costs, and do not significantly disrupt property operations; and

•

other additions, which represent capital additions: (i) contemplated in the underwriting of our recently acquired communities; (ii) prior to the Separation, costs intended to enhance the value of the apartment community through the ability to generate higher average rental rates, and may include costs related to entitlement, which enhance the value of a community through increased density, and costs related to renovation of exteriors, common areas, or apartment homes; (iii) construction and related capitalized costs associated with the ground-up development of apartment communities prior to the Separation; and (iv) capitalized costs incurred in connection with the restoration of an apartment community after a casualty event. We expect these amounts to be significantly reduced under our business model. After the Separation, certain properties are leased to Aimco for redevelopment and development.

We exclude the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period from the foregoing measures. We have also excluded from these measures indirect capitalized costs, which are not yet allocated to communities with capital additions, and their related capital spending categories.

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, are presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Capital replacements	$8,221	$6,857
Capital improvements	1,568	1,529
Capital enhancements	9,934	8,429
Other capital expenditures	3,449	71,225
Total capital additions	$23,172	$88,040
Plus: additions related to apartment communities sold	—	121
Consolidated capital additions	$23,172	$88,161
Plus: net change in accrued capital spending from continuing operations	15,903	28
Total capital expenditures from continuing operations per condensed consolidated statement of cash flows	$39,075	$88,189

For the three months ended March 31, 2021 and 2020, we capitalized $0.7 million and $3.4 million of interest costs, respectively, and $4.1 million and $9.9 million of other direct and indirect costs, respectively.

Other capital expenditures decreased by $67.8 million for the three months ended March 31, 2021, compared to 2020, due primarily to increased spend incurred in 2020 related to the redevelopment and development of properties that have subsequently been leased to Aimco effective January 1, 2021.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2021 increased by $224.3 million compared to the three months ended March 31, 2020. The change was due primarily to lower net borrowings on our revolving credit facility and higher principal repayments on non-recourse debt, offset partially by no repurchases of common stock in the period compared to repurchases of $10.0 million in the prior year period.

Equity and Partners’ Capital Transactions

The following table presents the AIR Operating Partnership’s distribution activity (including distributions paid to AIR) during the three months ended March 31, 2021 (in thousands):

Cash distributions paid by the AIR Operating Partnership to preferred unitholders	$1,654
Cash distributions paid by the AIR Operating Partnership to common unitholders (1)	68,144
Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	1,401
Total cash distributions paid by the AIR Operating Partnership	$71,199
(1)	$64.3 million represented distributions to AIR, and $3.8 million represented distributions paid to holders of common OP Units.

The following table presents AIR’s dividend and distribution activity during the three months ended March 31, 2021 (in thousands):

Cash distributions paid to holders of OP Units	$5,434
Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	1,401
Cash dividends paid by AIR to preferred stockholders	50
Cash dividends paid by AIR to common stockholders	64,314
Total cash dividends and distributions paid by AIR	$71,199

Future Capital Needs

We expect to fund any future acquisitions and other capital spending principally with proceeds from apartment community sales, short-term borrowings, debt and equity financing, and operating cash flows. We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for 2021 and beyond.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, on a consolidated basis, we had approximately $14.5 million of variable-rate property-level debt outstanding in addition to our $350.0 million term loan and $394.6 million of variable-rate borrowings under our revolving credit facility. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase interest expense by approximately $4.1 million and $6.2 million, respectively, on an annual basis.

As of March 31, 2021, we had approximately $75.7 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may offset somewhat a change in rates on our variable-rate debt discussed above.

ITEM 4. CONTROLS AND PROCEDURES

AIR

Disclosure Controls and Procedures

AIR’s management, with the participation of AIR’s chief executive officer and chief financial officer, has evaluated the effectiveness of AIR’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, AIR’s chief executive officer and chief financial officer have concluded that, as of the end of such period, AIR’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in AIR’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, AIR’s internal control over financial reporting.

The AIR Operating Partnership

Disclosure Controls and Procedures

The AIR Operating Partnership’s management, with the participation of the chief executive officer and chief financial officer of AIR, who are the equivalent of the AIR Operating Partnership’s chief executive officer and chief financial officer, respectively, has evaluated the effectiveness of the AIR Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange) as of the end of the period covered by this report. Based on such evaluation, the chief executive officer and chief financial officer of AIR have concluded that, as of the end of such period, the AIR Operating Partnership’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes from the risk factors in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

AIR

Unregistered Sales of Equity Securities

From time to time, we may issue shares of Common Stock in exchange for OP Units, defined under The AIR Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. We may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended March 31, 2021, we did not issue any shares of Common Stock in exchange for OP Units or limited partnership interests in consolidated real estate partnerships.

The AIR Operating Partnership

Unregistered Sales of Equity Securities

The AIR Operating Partnership did not issue any unregistered OP Units during the three months ended March 31, 2021.

Repurchases of Equity Securities

The AIR Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than AIR have the right to redeem their common OP Units for cash or, at our election, shares of AIR Common Stock on a one-for-one basis (subject to customary antidilution adjustments). No OP Units were redeemed in exchange for shares of Common Stock during the three months ended March 31, 2021.

The following table summarizes the AIR Operating Partnership’s repurchases, or redemptions in exchange for cash, of common OP Units for the three months ended March 31, 2021.

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 ‒ January 31, 2021	—	$—	N/A	N/A
February 1, 2021 ‒ February 28, 2021	8,012	38.57	N/A	N/A
March 1, 2021 ‒ March 31, 2021	70,121	42.11	N/A	N/A
Total	78,133	$41.75
(1)

The terms of the AIR Operating Partnership’s Partnership Agreement do not provide for a maximum number of units that may be repurchased, and other than the express terms of its Partnership Agreement, the AIR Operating Partnership has no publicly announced plans or programs of repurchase. However, for AIR to repurchase shares of its Common Stock, the AIR Operating Partnership must make a concurrent repurchase of its common partnership units held by AIR at a price per unit that is equal to the price per share AIR pays for its Common Stock.

Dividend and Distribution Payments

As a REIT, AIR is required to distribute annually to holders of its Common Stock at least 90% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Our credit agreement includes customary covenants, including a restriction on dividends and distributions and other restricted payments, but permits dividends and distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of AIR’s FFO for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain AIR’s REIT status.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Charter of Apartment Income REIT Corp. (Exhibit 3.1 to AIR’s Current Report on Form 8-K dated December 15, 2020, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws of Apartment Income REIT Corp. (Exhibit 3.4 to AIR’s Current Report on Form 8-K dated December 15, 2020, is incorporated herein by this reference)

4.1

Description of AIR’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.1 to AIR’s Annual Report on Form 10-K dated March 12, 2021, is incorporated herein by this reference)

10.1

Sixth Amended and Restated Agreement of Limited Partnership of AIMCO Properties, L.P., effective as of December 14, 2020 (Exhibit 10.1 to AIR’s Current Report on Form 8-K dated December 15, 2020, is incorporated herein by this reference)

10.2

Credit Agreement, dated as of April 14, 2021, by and among Apartment Income REIT Corp., AIR REIT Sub 1, LLC, AIR REIT Sub 2, LLC, AIMCO SUBSIDIARY REIT I, LLC, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (Exhibit 10.1 to AIR’s Current Report on Form 8-K dated April 14, 2021, is incorporated herein by this reference)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – AIR

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – AIR

31.3

Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – the AIR Operating Partnership

31.4

Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – the AIR Operating Partnership

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – AIR

32.2

Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – the AIR Operating Partnership

101

The following materials from AIR’s and the AIR Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity and partners’ capital; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APARTMENT INCOME REIT CORP.

By:	/s/ Paul Beldin
Paul Beldin
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

AIMCO PROPERTIES, L.P.

By:	AIMCO-GP, Inc., its General Partner

By:	/s/ Paul Beldin
Paul Beldin
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

Date: May 6, 2021