Form 10-Q
period 2021-06-30
Apartment Income REIT Corp.; Apartment Income REIT, L.P.
filed 2021-08-05
CIK 1820877, 926660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-39686 (Apartment Income REIT Corp.)

Commission File Number: 0-24497 (Apartment Income REIT, L.P.)

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

(formerly AIMCO Properties, L.P.)

(Exact name of registrant as specified in its charter)

Maryland (Apartment Income REIT Corp.)	84-1299717
Delaware (Apartment Income REIT, L.P.)	84-1275621
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4582 South Ulster Street, Suite 1700
Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)

(303) 757-8101

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock (Apartment Income REIT Corp.)	AIRC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Apartment Income REIT Corp.: Yes ☒ No ☐	Apartment Income REIT, L.P.: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Apartment Income REIT Corp.: Yes ☒ No ☐	Apartment Income REIT, L.P.: Yes ☒ No ☐

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

Apartment Income REIT, L.P.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Apartment Income REIT Corp.:	☐	Apartment Income REIT, L.P.:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Apartment Income REIT Corp.: Yes ☐ No ☒	Apartment Income REIT, L.P.: Yes ☐ No ☒

The number of shares of Apartment Income REIT Corp. Class A Common Stock outstanding as of July 30, 2021: 156,962,825

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

On July 7, 2021, the operating partnership of AIR ("AIR Operating Partnership) changed its name from "Aimco Properties, L.P." to “Apartment Income REIT, L.P.”

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2021, of AIR, the AIR Operating Partnership, and their consolidated subsidiaries. The AIR Operating Partnership’s condensed consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “us,” or “our” refer to AIR, the AIR Operating Partnership, and their consolidated subsidiaries, collectively.

AIR, a Maryland corporation, is a self-administered and self-managed real estate investment trust. AIR, through wholly-owned subsidiaries, is the general and special limited partner of the AIR Operating Partnership. As of June 30, 2021, AIR owned approximately 93.2% of the legal interest in the common partnership units of the AIR Operating Partnership and 95.0% of the economic interest in the AIR Operating Partnership. The remaining 6.8% legal interest is owned by third-party limited partners. As the sole general partner of the AIR Operating Partnership, AIR has exclusive control of the AIR Operating Partnership’s day-to-day management.

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

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Buildings and improvements	$5,930,815	$6,127,249
Land	1,327,963	1,341,615
Total real estate	7,258,778	7,468,864
Accumulated depreciation	(2,510,690)	(2,455,505)
Net real estate	4,748,088	5,013,359
Cash and cash equivalents	59,401	44,214
Restricted cash	21,300	29,266
Notes receivable from Aimco	534,127	534,127
Leased real estate assets	479,441	—
Goodwill	32,286	32,286
Other assets	555,189	576,026
Total assets	$6,429,832	$6,229,278

LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,064,803	$3,628,236
Term loans, net	796,658	349,164
Revolving credit facility borrowings	347,200	265,600
Total indebtedness	4,208,661	4,243,000
Accrued liabilities and other	570,040	598,736
Total liabilities	4,778,701	4,841,736

Preferred noncontrolling interests in AIR Operating Partnership	79,375	79,449
Commitments and contingencies (Note 4)
Equity:
Perpetual preferred stock	2,000	2,000
Common Stock, $0.01 par value, 1,021,175,000 shares authorized at June 30, 2021 and December 31, 2020, respectively, and 156,856,952 and 148,861,036 shares issued/outstanding at June 30, 2021 and December 31, 2020, respectively	1,569	1,489
Additional paid-in capital	3,773,173	3,432,121
Accumulated other comprehensive income	—	3,039
Distributions in excess of earnings	(2,197,843)	(2,131,798)
Total AIR equity	1,578,899	1,306,851
Noncontrolling interests in consolidated real estate partnerships	(67,531)	(61,943)
Common noncontrolling interests in AIR Operating Partnership	60,388	63,185
Total equity	1,571,756	1,308,093
Total liabilities and equity	$6,429,832	$6,229,278

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Rental and other property revenues	$176,721	$181,643	$351,451	$367,686
Other revenues	1,612	—	3,295	—
Total revenues	178,333	181,643	354,746	367,686

OPERATING EXPENSES
Property operating expenses	64,758	63,959	129,375	129,921
Depreciation and amortization	75,791	78,949	151,071	160,395
General and administrative expenses	5,221	7,566	9,635	15,055
Other expenses, net	2,515	4,156	5,391	5,647
Total operating expenses	148,285	154,630	295,472	311,018

Interest income	15,684	2,303	31,656	6,292
Interest expense	(70,807)	(44,239)	(107,842)	(81,045)
Gain on derecognition of leased properties and dispositions of real estate	3,353	47,282	87,385	47,295
Mezzanine investment income, net	—	6,936	—	13,683
Income (loss) from continuing operations before income tax (expense) benefit and discontinued operations	(21,722)	39,295	70,473	42,893
Income tax (expense) benefit	2,035	783	(1,045)	2,097
Income (loss) from continuing operations	(19,687)	40,078	69,428	44,990
Income from discontinued operations, net of tax	—	3,126	—	7,191
Net income (loss)	(19,687)	43,204	69,428	52,181
Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	2,397	17	2,632	(1)
Net income attributable to preferred noncontrolling interests in AIR Operating Partnership	(1,603)	(1,859)	(3,207)	(3,728)
Net (income) loss attributable to common noncontrolling interests in AIR Operating Partnership	945	(2,107)	(3,491)	(2,475)
Net (income) loss attributable to noncontrolling interests	1,739	(3,949)	(4,066)	(6,204)
Net income (loss) attributable to AIR	(17,948)	39,255	65,362	45,977
Net income attributable to AIR preferred stockholders	(43)	—	(93)	—
Net income attributable to participating securities	(39)	(43)	(103)	(86)
Net income (loss) attributable to AIR common stockholders	$(18,030)	$39,212	$65,166	$45,891

Earnings (loss) per common share – basic and diluted
Income (loss) from continuing operations attributable to AIR per common share	$(0.12)	$0.30	$0.43	$0.32
Income from discontinued operations attributable to AIR per common share	—	0.03	—	0.06
Net income (loss) attributable to AIR per common share – basic and diluted	$(0.12)	$0.33	$0.43	$0.38

Weighted-average common shares outstanding – basic	154,608	119,959	151,609	119,953
Weighted-average common shares outstanding – diluted	154,608	119,974	152,083	120,068

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(19,687)	$43,204	$69,428	$52,181
Unrealized losses on available for sale debt securities	(1,180)	(355)	(3,251)	(415)
Comprehensive income (loss)	(20,867)	42,849	66,177	51,766
Comprehensive (income) loss attributable to noncontrolling interests	1,819	(3,926)	(3,854)	(6,177)
Comprehensive income (loss) attributable to AIR	$(19,048)	$38,923	$62,323	$45,589

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended June 30, 2021 and 2020

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income	Distributions in Excess of Earnings	Total AIR's Predecessor Equity	Consolidated Real Estate Partnerships	AIR Operating Partnership	Total Equity
Balances at March 31, 2020	—	$—	120,092	$1,200	$3,488,898	$4,139	$(1,776,782)	$1,717,455	$(3,409)	$81,502	$1,795,548
Redemption of AIR Operating Partnership units	—	—	128	1	5,136	—	—	5,137	—	(5,423)	(286)
Amortization of share-based compensation cost	—	—	4	—	1,080	—	—	1,080	—	1,051	2,131
Effect of changes in ownership of consolidated entities	—	—	—	—	(3,579)	—	—	(3,579)	36	3,543	—
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(332)	—	(332)	—	(23)	(355)
Net income (loss)	—	—	—	—	—	—	39,255	39,255	107	2,107	41,469
Common Stock dividends	—	—	—	—	—	—	(61,034)	(61,034)	—	—	(61,034)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(35)	(3,343)	(3,378)
Other, net	—	—	1	—	30	—	—	30	111	—	141
Balances at June 30, 2020	—	$—	120,225	$1,201	$3,491,565	$3,807	$(1,798,561)	$1,698,012	$(3,190)	$79,414	$1,774,236

Balances at March 31, 2021	20	$2,000	148,975	$1,490	$3,430,694	$1,100	$(2,112,381)	$1,322,903	$(64,619)	$63,812	$1,322,096
Issuance of Common Stock, net	—	—	7,825	79	342,084	—	—	342,163	—	—	342,163
Redemption of AIR Operating Partnership units	—	—	43	—	1,957	—	—	1,957	—	(2,286)	(329)
Amortization of share-based compensation cost	—	—	—	—	629	—	—	629	—	1,260	1,889
Effect of changes in ownership of consolidated entities	—	—	—	—	(1,833)	—	—	(1,833)	—	1,833	—
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	1,998	—	1,998
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(1,100)	—	(1,100)	—	(80)	(1,180)
Net income (loss)	—	—	—	—	—	—	(17,948)	(17,948)	(2,397)	(945)	(21,290)
Common Stock dividends	—	—	—	—	—	—	(67,418)	(67,418)	—	—	(67,418)
Preferred stock dividends	—	—	—	—	—	—	(43)	(43)	—	—	(43)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,432)	(3,436)	(6,868)
Other, net	—	—	14	—	(358)	—	(53)	(411)	919	230	738
Balances at June 30, 2021	20	$2,000	156,857	$1,569	$3,773,173	$—	$(2,197,843)	$1,578,899	$(67,531)	$60,388	$1,571,756

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2021 and 2020

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income	Distributions in Excess of Earnings	Total AIR's Predecessor Equity	Consolidated Real Estate Partnerships	AIR Operating Partnership	Total Equity
Balances at December 31, 2019	—	$—	120,242	$1,202	$3,497,654	$4,195	$(1,722,402)	$1,780,649	$(3,296)	$83,442	$1,860,795
Repurchases of Common Stock	—	—	(189)	(2)	(10,002)	—	—	(10,004)	—	—	(10,004)
Redemption of AIR Operating Partnership units	—	—	128	1	5,136	—	—	5,137	—	(6,392)	(1,255)
Amortization of share-based compensation cost	—	—	20	—	3,009	—	—	3,009	—	2,102	5,111
Effect of changes in ownership of consolidated entities	—	—	—	—	(4,348)	—	—	(4,348)	36	4,312	—
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(277)	(277)	—	—	(277)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(388)	—	(388)	—	(27)	(415)
Net income (loss)	—	—	—	—	—	—	45,977	45,977	225	2,475	48,677
Common Stock dividends	—	—	—	—	—	—	(121,859)	(121,859)	—	—	(121,859)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(108)	(6,498)	(6,606)
Other, net	—	—	24	—	116	—	—	116	(47)	—	69
Balances at June 30, 2020	—	$—	120,225	$1,201	$3,491,565	$3,807	$(1,798,561)	$1,698,012	$(3,190)	$79,414	$1,774,236

Balances at December 31, 2020	20	$2,000	148,861	$1,489	$3,432,121	$3,039	$(2,131,798)	$1,306,851	$(61,943)	$63,185	$1,308,093
Issuance of Common Stock, net	—	—	7,825	79	342,084	—	—	342,163	—	—	342,163
Redemption of AIR Operating Partnership units	—	—	43	—	1,957	—	—	1,957	—	(5,509)	(3,552)
Amortization of share-based compensation cost	—	—	33	—	2,544	—	—	2,544	—	1,983	4,527
Effect of changes in ownership of consolidated entities	—	—	—	—	(4,423)	—	—	(4,423)	—	4,423	—
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	1,998	—	1,998
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(3,039)	—	(3,039)	—	(212)	(3,251)
Net income (loss)	—	—	—	—	—	—	65,362	65,362	(2,632)	3,491	66,221
Common Stock dividends	—	—	—	—	—	—	(131,276)	(131,276)	—	—	(131,276)
Preferred Stock dividends	—	—	—	—	—	—	(93)	(93)	—	—	(93)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,834)	(7,203)	(12,037)
Other, net	—	—	95	1	(1,110)	—	(38)	(1,147)	(120)	230	(1,037)
Balances at June 30, 2021	20	$2,000	156,857	$1,569	$3,773,173	$—	$(2,197,843)	$1,578,899	$(67,531)	$60,388	$1,571,756

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$69,428	$52,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,071	160,395
Gain on derecognition of leased properties and dispositions of real estate	(87,385)	(47,295)
Income tax expense (benefit)	1,045	(2,097)
Other non-cash adjustments, net	9,314	7,059
Discontinued operations:
Depreciation and amortization	—	37,770
Income tax benefit	—	(4,015)
Other non-cash adjustments, net	—	443
Net changes in operating assets and operating liabilities	(49,676)	(20,084)
Net cash provided by operating activities	93,797	184,357
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(225,526)	(3,064)
Capital expenditures	(76,469)	(171,627)
Proceeds from dispositions of real estate	6,230	36,869
Purchases of corporate assets	(4,509)	(8,743)
Maturation of debt investments	100,852	—
Other investing activities	(61)	1,946
Discontinued operations:
Purchases of real estate and deposits related to purchases of real estate	—	(4,730)
Capital expenditures	—	(10,721)
Net cash used in investing activities	(199,483)	(160,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt of continuing operations	—	608,756
Principal repayments on non-recourse property debt of continuing operations	(566,523)	(269,434)
Proceeds from term loans	800,000	350,000
Repayment of term loan	(350,000)	—
Net borrowings on (repayments of) revolving credit facility	81,600	(275,000)
Payment of debt issuance costs	(9,885)	(6,007)
Payment of debt extinguishment costs	(36,198)	(5,758)
Repurchases of Common Stock	—	(10,004)
Proceeds from issuance of Common Stock, net	342,163	—
Payment of dividends to holders of Common Stock	(131,654)	(122,058)
Payment of dividends to holders of Preferred Stock	(93)	—
Payment of distributions to noncontrolling interests	(15,301)	(10,639)
Redemptions of noncontrolling interests in the AIR Operating Partnership	(3,622)	(1,870)
Contribution from noncontrolling interests in consolidated real estate partnerships	1,998	—
Principal repayments on non-recourse property debt of discontinued operations	—	(4,913)
Other financing activities	422	(12,554)
Net cash provided by financing activities	112,907	240,519
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	7,221	264,806
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF DISCONTINUED OPERATIONS	—	1,190
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF CONTINUING OPERATIONS	7,221	265,996
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	73,480	166,541
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$80,701	$432,537

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Buildings and improvements	$5,930,815	$6,127,249
Land	1,327,963	1,341,615
Total real estate	7,258,778	7,468,864
Accumulated depreciation	(2,510,690)	(2,455,505)
Net real estate	4,748,088	5,013,359
Cash and cash equivalents	59,401	44,214
Restricted cash	21,300	29,266
Notes receivable from Aimco	534,127	534,127
Leased real estate assets	479,441	—
Goodwill	32,286	32,286
Other assets	555,189	576,026
Total assets	$6,429,832	$6,229,278

LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,064,803	$3,628,236
Term loans, net	796,658	349,164
Revolving credit facility borrowings	347,200	265,600
Total indebtedness	4,208,661	4,243,000
Accrued liabilities and other	570,040	598,736
Total liabilities	4,778,701	4,841,736

Redeemable preferred units	79,375	79,449
Commitments and contingencies (Note 4)
Partners’ capital:
Preferred units	2,000	2,000
General Partner and Special Limited Partner	1,576,899	1,304,851
Limited Partners	60,388	63,185
Partners’ capital attributable to the AIR Operating Partnership	1,639,287	1,370,036
Noncontrolling interests in consolidated real estate partnerships	(67,531)	(61,943)
Total partners’ capital	1,571,756	1,308,093
Total liabilities and partners’ capital	$6,429,832	$6,229,278

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Rental and other property revenues	$176,721	$181,643	$351,451	$367,686
Other revenues	1,612	—	3,295	—
Total revenues	178,333	181,643	354,746	367,686

OPERATING EXPENSES
Property operating expenses	64,758	63,959	129,375	129,921
Depreciation and amortization	75,791	78,949	151,071	160,395
General and administrative expenses	5,221	7,566	9,635	15,055
Other expenses, net	2,515	4,156	5,391	5,647
Total operating expenses	148,285	154,630	295,472	311,018

Interest income	15,684	2,303	31,656	6,292
Interest expense	(70,807)	(44,239)	(107,842)	(81,045)
Gain on derecognition of leased properties and dispositions of real estate	3,353	47,282	87,385	47,295
Mezzanine investment income, net	—	6,936	—	13,683
Income (loss) from continuing operations before income tax (expense) benefit and discontinued operations	(21,722)	39,295	70,473	42,893
Income tax (expense) benefit	2,035	783	(1,045)	2,097
Income (loss) from continuing operations	(19,687)	40,078	69,428	44,990
Income from discontinued operations, net of tax	—	3,126	—	7,191
Net income (loss)	(19,687)	43,204	69,428	52,181
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	2,397	17	2,632	(1)
Net income (loss) attributable to the AIR Operating Partnership	(17,290)	43,221	72,060	52,180
Net income attributable to the AIR Operating Partnership’s preferred unitholders	(1,646)	(1,859)	(3,300)	(3,728)
Net income attributable to participating securities	(39)	(43)	(103)	(86)
Net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$(18,975)	$41,319	$68,657	$48,366

Earnings (loss) per common unit – basic and diluted:
Income (loss) from continuing operations attributable to the AIR Operating Partnership per common unit	$(0.12)	$0.30	$0.43	$0.32
Income from discontinued operations attributable to the AIR Operating Partnership per common unit	—	0.03	—	0.06
Net income (loss) attributable to the AIR Operating Partnership per common unit – basic and diluted	$(0.12)	$0.33	$0.43	$0.38

Weighted-average common units outstanding – basic	162,698	126,399	159,701	126,460
Weighted-average common units outstanding – diluted	162,698	126,414	160,175	126,636

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(19,687)	$43,204	$69,428	$52,181
Unrealized losses on available for sale debt securities	(1,180)	(355)	(3,251)	(415)
Comprehensive income (loss)	(20,867)	42,849	66,177	51,766
Comprehensive (income) loss attributable to noncontrolling interests	2,397	17	2,632	(1)
Comprehensive income (loss) attributable to the AIR Operating Partnership	$(18,470)	$42,866	$68,809	$51,765

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended June 30, 2021 and 2020

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at March 31, 2020	$—	$1,717,455	$81,502	$1,798,957	$(3,409)	$1,795,548
Redemption of AIR Operating Partnership units	—	5,137	(5,423)	(286)	—	(286)
Amortization of share-based compensation cost	—	1,080	1,051	2,131	—	2,131
Effect of changes in ownership of consolidated entities	—	(3,579)	3,543	(36)	36	—
Change in accumulated other comprehensive income (loss)	—	(332)	(23)	(355)	—	(355)
Net income (loss)	—	39,255	2,107	41,362	107	41,469
Distributions to common unitholders	—	(61,034)	(3,343)	(64,377)	—	(64,377)
Distributions paid to noncontrolling interests in consolidated real estate partnerships	—	—	—	—	(35)	(35)
Other, net	—	30	—	30	111	141
Balances at June 30, 2020	$—	$1,698,012	$79,414	$1,777,426	$(3,190)	$1,774,236

Balances at March 31, 2021	$2,000	$1,320,903	$63,812	$1,386,715	$(64,619)	$1,322,096
Issuance of common partnership units to AIR, net	—	342,163	—	342,163	—	342,163
Redemption of AIR Operating Partnership units	—	1,957	(2,286)	(329)	—	(329)
Amortization of share-based compensation cost	—	629	1,260	1,889	—	1,889
Effect of changes in ownership of consolidated entities	—	(1,833)	1,833	—	—	—
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	1,998	1,998
Change in accumulated other comprehensive income (loss)	—	(1,100)	(80)	(1,180)	—	(1,180)
Net income (loss)	—	(17,948)	(945)	(18,893)	(2,397)	(21,290)
Distributions to common unitholders	—	(67,418)	(3,436)	(70,854)	—	(70,854)
Distributions to preferred unitholders		(43)	—	(43)	—	(43)
Distributions to noncontrolling interests	—	—	—	—	(3,432)	(3,432)
Other, net	—	(411)	230	(181)	919	738
Balances at June 30, 2021	$2,000	$1,576,899	$60,388	$1,639,287	$(67,531)	$1,571,756

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2021 and 2020

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2019	$—	$1,780,649	$83,442	$1,864,091	$(3,296)	$1,860,795
Repurchases of common partnership units held by AIR's Predecessor	—	(10,004)	—	(10,004)	—	(10,004)
Redemption of common partnership units	—	5,137	(6,392)	(1,255)	—	(1,255)
Amortization of share-based compensation cost	—	3,009	2,102	5,111	—	5,111
Effect of changes in ownership of consolidated entities	—	(4,348)	4,312	(36)	36	—
Cumulative effect of a change in accounting principle	—	(277)	—	(277)	—	(277)
Change in accumulated other comprehensive income (loss)	—	(388)	(27)	(415)	—	(415)
Net income (loss)	—	45,977	2,475	48,452	225	48,677
Distributions to common unitholders	—	(121,859)	(6,498)	(128,357)	—	(128,357)
Distributions to noncontrolling interests	—	—	—	—	(108)	(108)
Other, net	—	116	—	116	(47)	69
Balances at June 30, 2020	$—	$1,698,012	$79,414	$1,777,426	$(3,190)	$1,774,236

Balances at December 31, 2020	$2,000	$1,304,851	$63,185	$1,370,036	$(61,943)	$1,308,093
Issuance of common partnership units to AIR, net	—	342,163	—	342,163	—	342,163
Redemption of AIR Operating Partnership units	—	1,957	(5,509)	(3,552)	—	(3,552)
Amortization of share-based compensation cost	—	2,544	1,983	4,527	—	4,527
Effect of changes in ownership of consolidated entities	—	(4,423)	4,423	—	—	—
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	1,998	1,998
Change in accumulated other comprehensive income (loss)	—	(3,039)	(212)	(3,251)	—	(3,251)
Net income (loss)	—	65,362	3,491	68,853	(2,632)	66,221
Distributions to common unitholders	—	(131,276)	(7,203)	(138,479)	—	(138,479)
Distributions to preferred unitholders	—	(93)	—	(93)	—	(93)
Distributions to noncontrolling interests	—	—	—	—	(4,834)	(4,834)
Other, net	—	(1,147)	230	(917)	(120)	(1,037)
Balances at June 30, 2021	$2,000	$1,576,899	$60,388	$1,639,287	$(67,531)	$1,571,756

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$69,428	$52,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,071	160,395
Gain on derecognition of leased properties and dispositions of real estate	(87,385)	(47,295)
Income tax expense (benefit)	1,045	(2,097)
Other non-cash adjustments, net	9,314	7,059
Discontinued operations:
Depreciation and amortization	—	37,770
Income tax benefit	—	(4,015)
Other non-cash adjustments, net	—	443
Net changes in operating assets and operating liabilities	(49,676)	(20,084)
Net cash provided by operating activities	93,797	184,357
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(225,526)	(3,064)
Capital expenditures	(76,469)	(171,627)
Proceeds from dispositions of real estate	6,230	36,869
Purchases of corporate assets	(4,509)	(8,743)
Maturation of debt investments	100,852	—
Other investing activities	(61)	1,946
Discontinued operations:
Purchases of real estate and deposits related to purchases of real estate	—	(4,730)
Capital expenditures	—	(10,721)
Net cash used in investing activities	(199,483)	(160,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt of continuing operations	—	608,756
Principal repayments on non-recourse property debt of continuing operations	(566,523)	(269,434)
Proceeds from term loans	800,000	350,000
Repayment of term loan	(350,000)	—
Net borrowings on (repayments of) revolving credit facility	81,600	(275,000)
Payment of debt issuance costs	(9,885)	(6,007)
Payment of debt extinguishment costs	(36,198)	(5,758)
Repurchases of common partnership units held by General Partner and Special Limited Partner	—	(10,004)
Proceeds from issuance of common partnership units to AIR, net	342,163	—
Payment of distributions to General Partner and Special Limited Partner	(131,654)	(122,058)
Payment of distributions to Limited Partners	(7,258)	(6,793)
Payment of distributions to preferred units	(3,300)	(3,728)
Payment of distributions to noncontrolling interests	(4,836)	(118)
Redemption of common and preferred units	(3,622)	(1,870)
Contributions from noncontrolling interests in consolidated real estate partnerships	1,998	—
Principal repayments on non-recourse property debt of discontinued operations	—	(4,913)
Other financing activities	422	(12,554)
Net cash provided by financing activities	112,907	240,519
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	7,221	264,806
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF DISCONTINUED OPERATIONS	—	1,190
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF CONTINUING OPERATIONS	7,221	265,996
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	73,480	166,541
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$80,701	$432,537

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Note 1 — Basis of Presentation and Organization

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Apartment Income REIT Corp. (“AIR”), Apartment Income REIT, L.P. (“AIR Operating Partnership”) and their consolidated subsidiaries. On July 7, 2021, AIR Operating Partnership changed its name from "AIMCO Properties, L.P." to "Apartment Income REIT, L.P." The AIR Operating Partnership’s condensed consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

As used herein, and except where the context otherwise requires, “partnership" refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member of a limited liability company. Interests in the AIR Operating Partnership that are held by limited partners other than AIR are reflected in AIR’s accompanying condensed consolidated balance sheets as noncontrolling interests in the AIR Operating Partnership. Interests in partnerships consolidated by the AIR Operating Partnership that are held by third parties are reflected in AIR’s accompanying condensed consolidated balance sheets as noncontrolling interests in consolidated real estate partnerships.

Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership, and their consolidated subsidiaries, collectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The financial results and cash flows attributable to the apartment communities retained by Aimco in the Separation are presented as discontinued operations. Unless otherwise noted, all disclosures in the notes accompanying the condensed consolidated financial statements reflect only continuing operations. Please see Note 9 for further details regarding our discontinued operations.

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

We own and operate a portfolio of apartment communities, diversified by both geography and price point, in 12 states and the District of Columbia. As of June 30, 2021, our portfolio included 96 apartment communities with 26,422 apartment homes in which we held an average ownership of approximately 93%. We also have four properties and one vacant land parcel that we lease to Aimco for redevelopment and development.

Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of June 30, 2021, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 168,220,639 common OP Units outstanding. As of June 30, 2021, AIR owned 156,856,952 of the common OP Units of the AIR Operating Partnership and AIR had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock. AIR’s ownership of the total common OP Units outstanding represents a 93.2% legal interest in the AIR Operating Partnership and a 95.0% economic interest.

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

Redeemable Preferred OP Units

As described in Note 5, the preferred OP Units may be redeemed at the holder’s option and are therefore presented within temporary equity in AIR’s condensed consolidated balance sheets and within temporary capital in the AIR Operating Partnership’s condensed consolidated balance sheets. The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units (in thousands):

Balance at December 31, 2020	$79,449
Preferred distributions	(3,207)
Redemption of preferred units	(74)
Net income	3,207
Balance at June 30, 2021	$79,375

The AIR Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of June 30, 2021 and December 31, 2020, the AIR Operating Partnership had 2,935,920 and 2,938,802 redeemable preferred OP Units, respectively, issued and outstanding. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit.

Revenue from Leases

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and tenants primarily for utility reimbursements. Our total lease income, included in continuing operations, was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed lease income	$165,044	$171,054	$329,012	$349,081
Variable lease income	11,177	10,280	21,636	20,834
Straight-line rent write-off (1)	—	—	—	(2,850)
Total lease income	$176,221	$181,334	$350,648	$367,065

(1)
We monitor the collectability of all unpaid rent amounts. The onset of COVID-19 and the anticipated economic slowdown resulted in a $2.9 million write-off of accrued straight-line rent during the six months ended June 30, 2020.

As of June 30, 2021, we leased four properties and one vacant land parcel to Aimco for redevelopment and development. The leases are being accounted for as sales-type leases and are therefore excluded from the table above. Please see Note 9 for further discussion.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Reclassifications and Revisions

As previously stated in Note 1, the financial results for the three and six months ended June 30, 2020, include the financial results of AIR’s Predecessor, and the financial results attributable to the apartment communities retained by Aimco in the Separation are presented as discontinued operations.

Recent Accounting Pronouncements

On August 5, 2020, the Financial Accounting Standards Board issued an Accounting Standards Update that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, and affects the diluted earnings per share calculation for instruments that may be settled in cash or shares, which is effective for us on January 1, 2022. Adoption of the standards requires changes to be made retrospectively. Our preferred OP Units are subject to the new standard, which will require us to include our preferred OP Units in the calculation of dilutive securities. We are in the process of evaluating the impact of this standard and do not anticipate the adoption will have a material impact to our consolidated financial statements.

Note 3 — Significant Transactions

Apartment Community Acquisition

On June 17, 2021, we acquired an apartment community located in Pembroke Pines, Florida. Summarized information regarding this acquisition is set forth in the table below (dollars in thousands):

Number of apartment homes	700
Purchase price	$222,650
Capitalized transaction costs (1)	2,876
Total consideration	$225,526
Consideration allocated to land	$35,184
Consideration allocated to building and improvements	186,823
Consideration allocated to intangible assets (2)	3,644
Consideration allocated to below-market lease liabilities (3)	(125)
Total consideration	$225,526
(1)
Capitalized transaction costs include a broker fee of $2.3 million paid to Aimco.
(2)
Intangible assets include in-place leases and leasing costs with a weighted-average term of less than one year.
(3)
Below-market leases have a weighted-average term of less than one year.

New Credit Facility

On April 14, 2021, we obtained a $1.4 billion unsecured credit facility (the "Credit Facility"), replacing the previous $950 million facility. The facility is comprised of a revolving credit facility of $600 million and variable rate term loans of $800 million.

The revolving credit facility currently bears interest at a 30-day LIBOR plus 0.90% and allows for an additional one basis point margin reduction if certain environmental, social, and governance targets are achieved. The term of the revolving credit facility ends on April 14, 2025, with two six-month extension options.

Proceeds from the term loans were used to extend the maturity of our previous $350 million term loan; to repay $213 million of property debt; and to reduce borrowings on our revolving credit facility. The term loans bear interest at a 30-day LIBOR plus 1.00%, with a LIBOR floor of 0.00%. The effective interest on outstanding borrowings on our term loans was 1.6%.

The term loans mature on the following schedule:

•
$150 million maturing on December 15, 2023, with two one-year extension options;
•
$300 million maturing on December 15, 2024, with a one-year extension option;
•
$150 million maturing on December 15, 2025; and
•
$200 million maturing on April 14, 2026.

As of June 30, 2021, we had $347.2 million of outstanding borrowings under our revolving credit facility and had capacity to borrow up to $248.9 million after consideration of undrawn letters of credit backed by the facility. The effective interest on our outstanding borrowings was 1.09% as of June 30, 2021.

Equity Issuance

On April 23, 2021, we issued and sold 7.825 million shares of our Class A Common Stock for $43.766 per share in a private placement to a large global real estate-focused investment firm and received cash proceeds of $342.2 million, net of fees. Proceeds raised were used to repay $318.4 million of property debt with a weighted-average interest rate of 4.6%. Prepayment penalties incurred in connection with the debt repayment totaled $33.8 million.

July Term Loan

Subsequent to June 30, 2021, on July 15, 2021, we secured a new $350.0 million term loan. The loan matures on July 14, 2022, includes a six month extension option, and currently bears interest at a 30-day LIBOR plus 0.95% with a 0.00% LIBOR floor. Proceeds from the loan were used to repay borrowings on our revolving credit facility.

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

For claims arising from matters that occurred prior to the Separation, Aimco is responsible for the first $17.5 million of cumulative legal and environmental liabilities incurred and the AIR Operating Partnership is responsible for any such liabilities in excess of $17.5 million. As of June, 30, 2021, we have a receivable from Aimco related to the indemnification of approximately $7 million.

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

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of June 30, 2021, are immaterial to our condensed consolidated financial statements.

Note 5 — Earnings and Dividends per Share and Unit

AIR and the AIR Operating Partnership calculate basic earnings (loss) per common share and basic earnings (loss) per common unit based on the weighted-average number of shares of Common Stock and common partnership units outstanding. We calculate diluted earnings (loss) per share and diluted earnings (loss) per unit taking into consideration dilutive common stock and common partnership unit equivalents and dilutive convertible securities outstanding during the period.

Our common stock and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in AIR’s issuance of additional shares and the AIR Operating Partnership’s issuance to AIR of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested total shareholder return (“TSR”) restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and common partnership units outstanding equal to the number of the shares that vest. Common partnership unit equivalents also include unvested long-term incentive partnership units. We include in the denominator securities with dilutive effect in calculating diluted earnings (loss) per share and per unit during these periods.

Our restricted stock awards that are subject to time-based vesting receive non-forfeitable dividends similar to shares of Common Stock and common partnership units prior to vesting, and our TSR long-term incentive partnership units receive non-forfeitable distributions based on specified percentages of the distributions paid to common partnership units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings (loss) per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method.

In our condensed consolidated statements of operations, noncontrolling interest in consolidated real estate partnerships is related to both continuing and discontinued operations. For purposes of our earnings (loss) per share calculation, we have appropriately allocated the noncontrolling interest in consolidated real estate partnerships for the three and six months ended June 30, 2020. Please see Note 9 for detail of noncontrolling interest in consolidated real estate partnerships associated with discontinued operations.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings (loss) per share and per unit are as follows (in thousands, except per share and per unit data):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (loss) per share:
Net income (loss) attributable to AIR common stockholders	$(18,030)	154,608	$(0.12)	$65,166	151,609	$0.43
Diluted earnings (loss) per share:
Effect of dilutive securities	—	—	—	—	474	—
Net income (loss) attributable to AIR common stockholders	$(18,030)	154,608	$(0.12)	$65,166	152,083	$0.43

Non-dilutive share equivalents outstanding		8,116			8,090

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (loss) per share:
Income from continuing operations attributable to AIR	$35,970	119,959	$0.30	$38,481	119,953	$0.32
Income from discontinued operations attributable to AIR	3,242	119,959	0.03	7,410	119,953	0.06
Net income attributable to AIR common stockholders	$39,212	119,959	$0.33	$45,891	119,953	$0.38
Diluted earnings (loss) per share:
Effect of dilutive securities	—	15	—	—	115	—
Net income (loss) attributable to AIR common stockholders	$39,212	119,974	$0.33	$45,891	120,068	$0.38

Non-dilutive share equivalents outstanding		8,929			8,260

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic earnings (loss) per unit:
Net income (loss) attributable to the AIR Operating Partnership's common unitholders	$(18,975)	162,698	$(0.12)	$68,657	159,701	$0.43
Diluted earnings (loss) per unit:
Effect of dilutive securities	—	—	—	—	474	—
Net income (loss) attributable to the AIR Operating Partnership's common unitholders	$(18,975)	162,698	$(0.12)	$68,657	160,175	$0.43

Non-dilutive partnership unit equivalents outstanding		1,885			1,594

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic earnings (loss) per unit:
Income from continuing operations attributable to the AIR Operating Partnership	$38,077	126,399	$0.30	$40,956	126,460	$0.32
Income from discontinued operations attributable to the AIR Operating Partnership	3,242	126,399	0.03	7,410	126,460	0.06
Net income attributable to the AIR Operating Partnership's common unitholders	$41,319	126,399	$0.33	$48,366	126,460	$0.38
Diluted earnings (loss) per unit:
Effect of dilutive securities	—	15	—	—	176	—
Net income (loss) attributable to the AIR Operating Partnership's common unitholders	$41,319	126,414	$0.33	$48,366	126,636	$0.38

Non-dilutive partnership unit equivalents outstanding		2,081			1,214

The AIR Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The AIR Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of June 30, 2021, these preferred OP Units were potentially redeemable for approximately 1.7 million shares of Common Stock (based on the period end market price) or cash. The AIR Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above.

Dividends and distributions paid per share of Common Stock and per common unit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dividends and distributions paid	$0.43	$0.41	$0.86	$0.82

Note 6 — Fair Value Measurements

Recurring Fair Value Measurements

We measured at fair value on a recurring basis our investments in the securitization trust that held certain of our property debt, which we classified as available for sale (“AFS”) debt securities. These investments were presented within other assets in the condensed consolidated balance sheets. We held several positions in the securitization trust that paid interest and we also held the first loss position in the securitization trust, which accrued interest over the term of the investment. These investments were acquired at a discount to face value and accreted to the $100.9 million face value of the investments through interest income using the effective interest method over the term of the investments. During the second quarter of 2021, these investments were settled in cash at the face value. Our amortized cost basis for these investments, which represented the original cost adjusted for interest accretion less interest payments received, was $97.1 million as of December 31, 2020.

Our investments in AFS debt securities were classified within Level 2 of the GAAP fair value hierarchy. We estimated the fair value of these investments using an income and market approach with primarily observable inputs, including yields and other information regarding similar types of investments, and adjusted for certain unobservable inputs specific to these investments. The fair value of the positions that paid interest typically moved in an inverse relationship with movements in interest rates. The fair value of the first loss position was primarily correlated to collateral quality and demand for similar subordinate commercial mortgage-backed securities.

During 2020, we paid an upfront premium of $12.1 million for the option to enter into an interest rate swap at a future date. This interest rate option, or swaption, provides partial protection against our refinancing interest rate risk and is intended to mitigate interest rate increases between now and 2024. We receive a cash settlement in the future if the prevailing interest rate is higher than the 1.68% strike price. The amount of future cash settlement is limited if the prevailing interest rate exceeds 2.78%. Alternatively, if interest rates were to decrease below the specified strike price, we would not receive a cash settlement. In connection with the Separation, AIR assigned all of the risks and rewards of ownership to Aimco, with an offsetting and equal asset or liability recognized for the amount of gain or loss recognized.

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

The following table summarizes fair value for our AFS debt securities and our interest rate option (in thousands):

	As of June 30, 2021				As of December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
AFS debt securities	$—	$—	$—	$—	$100,151	$—	$100,151	$—
Interest rate option	$18,915	$—	$18,915	$—	$13,177	$—	$13,177	$—

Nonrecurring Fair Value Measurements

As of June 30, 2021, assets measured at fair value on a nonrecurring basis in our condensed consolidated balance sheets consist of one apartment community acquisition. We allocated the cost of the apartment community acquired based on the relative fair value of the assets acquired and liabilities assumed. The fair value of assets and liabilities was determined using valuation techniques that rely on Level 2 and Level 3 inputs within the GAAP fair value hierarchy. As of June 30, 2021, the fair value of the real estate asset measured on a nonrecurring basis was $225.5 million.

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

Financial Assets and Liabilities Not Measured at Fair Value

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their fair value as of June 30, 2021, and December 31, 2020, due to their relatively short-term nature and high probability of realization. The carrying amounts of notes receivable from Aimco, the term loans, and the revolving credit facility borrowings also approximated their estimated fair value as of June 30, 2021, and December 31, 2020. We estimate the fair value of our non-recourse property debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality, and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of our non-recourse property debt within Level 2 of the GAAP fair value hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.

The following table summarizes carrying value and fair value for our non-recourse property debt, excluding debt issuance costs (in thousands):

	As of June 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$3,079,576	$3,212,327	$3,646,093	$3,730,621

Note 7 — Variable Interest Entities

Consolidated Entities

AIR consolidates the AIR Operating Partnership, a variable interest entity (“VIE”) of which AIR is the primary beneficiary. AIR, through the AIR Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Substantially all of the assets and liabilities of AIR are that of the AIR Operating Partnership.

The AIR Operating Partnership consolidates (i) five VIEs that own interest in one or more apartment communities and are typically structured to generate a return for their partners through the operation and ultimate sale of the communities and (ii) five VIEs related to lessor entities that own interest in the properties leased to Aimco. The assets and liabilities of the VIEs associated with the leased properties consists of our net investment in the leases. The AIR Operating Partnership is the primary beneficiary in the limited partnerships in which it is the sole decision maker and has a substantial economic interest. The table below summarizes apartment community information regarding VIEs consolidated by the AIR Operating Partnership:

	June 30, 2021	December 31, 2020
VIEs with interests in apartment communities	5	5
Apartment communities owned by VIEs	16	16
Apartment homes in communities owned by VIEs	5,369	5,369

Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs, excluding those of the AIR Operating Partnership, are summarized in the table below (in thousands):

	June 30, 2021	December 31, 2020
ASSETS:
Net real estate	$1,108,567	$1,125,315
Cash and cash equivalents	19,351	10,548
Restricted cash	2,100	8,818
Other assets	23,130	23,870
LIABILITIES:
Non-recourse property debt secured by AIR communities, net	$1,234,788	$1,278,318
Accrued liabilities and other	32,731	34,038

Unconsolidated Entities

We have an interest in a partnership that owns Parkmerced Apartments, which meets the definition of a VIE. However, we are not the primary beneficiary and do not consolidate this partnership. In connection with the Separation, Aimco was allocated economic ownership of the $275.0 million mezzanine loan investment and option to acquire a 30% equity interest in the partnership. The investment accrues interest at 10% per annum with a five-year term and the right to extend for a second five-year term. Subsequent to the Separation, all risks and rewards of ownership are Aimco’s. As of June 30, 2021, and December 31, 2020, the investment balance of $322.4 million and $307.4 million, respectively, primarily consisting of notes receivable, is included in other assets in AIR’s condensed consolidated balance sheets, as legal transfer is not complete. Since AIR has legally assigned all risks and rewards of ownership to Aimco, there is an equal and offsetting liability included in accrued liabilities and other in AIR’s condensed consolidated balance sheets. Accordingly, there is no net effect on AIR’s shareholders’ equity. During the three and six months ended June 30, 2020, we recognized $6.9 million and $13.7 million, respectively, of income in connection with the mezzanine loan. The mezzanine investment income was entirely offset by an expense to recognize the requirement that this income be contributed to Aimco.

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

As of June 30, 2021, our Same Store segment included 92 apartment communities with 25,427 apartment homes, and our Other Real Estate segment included four apartment communities with 995 homes.

The following tables present the total revenues, property operating expenses, proportionate property net operating income (loss), and income (loss) from continuing operations before income tax benefit (expense) of our segments on a proportionate basis, excluding amounts related to communities sold or communities included in discontinued operations (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended June 30, 2021:
Total revenues	$154,154	$2,395	$20,172	$1,612	$178,333
Property operating expenses	45,133	1,355	10,822	7,448	64,758
Other operating expenses not allocated to segments (3)	—	—	—	83,527	83,527
Total operating expenses	45,133	1,355	10,822	90,975	148,285
Proportionate property net operating income (loss)	109,021	1,040	9,350	(89,363)	30,048
Other items included in income before income tax benefit (expense) (4)	—	—	—	(51,770)	(51,770)
Income (loss) from continuing operations before income tax benefit (expense)	$109,021	$1,040	$9,350	$(141,133)	$(21,722)

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six months ended June 30, 2021:
Total revenues	$307,151	$4,106	$40,190	$3,299	$354,746
Property operating expenses	89,082	2,570	21,381	16,342	129,375
Other operating expenses not allocated to segments (3)	—	—	—	166,097	166,097
Total operating expenses	89,082	2,570	21,381	182,439	295,472
Proportionate property net operating income (loss)	218,069	1,536	18,809	(179,140)	59,274
Other items included in income before income tax benefit (expense) (4)	—	—	—	11,199	11,199
Income (loss) from continuing operations before income tax benefit (expense)	$218,069	$1,536	$18,809	$(167,941)	$70,473

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended June 30, 2020:
Total revenues	$170,392	$1,515	$6,985	$2,751	$181,643
Property operating expenses	46,398	1,144	6,510	9,907	63,959
Other operating expenses not allocated to segments (3)	—	—	—	90,671	90,671
Total operating expenses	46,398	1,144	6,510	100,578	154,630
Proportionate property net operating income (loss)	123,994	371	475	(97,827)	27,013
Other items included in income before income tax benefit (expense) (4)	—	—	—	12,282	12,282
Income (loss) from continuing operations before income tax benefit (expense)	$123,994	$371	$475	$(85,545)	$39,295

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six months ended June 30, 2020:
Total revenues	$347,148	$3,230	$13,960	$3,348	$367,686
Property operating expenses	92,383	2,301	12,984	22,253	129,921
Other operating expenses not allocated to segments (3)	—	—	—	181,097	181,097
Total operating expenses	92,383	2,301	12,984	203,350	311,018
Proportionate property net operating income (loss)	254,765	929	976	(200,002)	56,668
Other items included in income before income tax benefit (expense) (4)	—	—	—	(13,775)	(13,775)
Income (loss) from continuing operations before income tax benefit (expense)	$254,765	$929	$976	$(213,777)	$42,893

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
(2)
Includes the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any. Also includes property management revenues, which are not part of our segment performance measure and property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure. The write-off of straight-line rent receivables, recognized due to the impact of COVID-19 and the resulting economic impact on our commercial tenants, are included in consolidated rental and property revenues and are not included in our measurement of segment performance for the three months and six months ended June 30, 2020.
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

The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	June 30, 2021	December 31, 2020
Same Store	$4,591,399	$4,664,291
Other Real Estate	329,192	123,371
Corporate and other assets (1)	1,509,241	1,441,616
Total consolidated assets	$6,429,832	$6,229,278

(1) Includes the assets not allocated to our segments including: (i) corporate assets; (ii) our notes receivable from Aimco; (iii) our mezzanine loan investment; and (iv) assets of apartment communities which were leased to Aimco, sold, or classified as held for sale as of June 30, 2021.

Capital additions related to our segments were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Same Store	$61,067	$61,079
Other Real Estate	580	106,593
Total capital additions	$61,647	$167,672
(1)
For the six months ended June 30, 2021, Other Real Estate does not include capital additions related to properties leased to Aimco for redevelopment and development.

Note 9 – Discontinued Operations

The financial results attributable to apartment communities retained by the Spinnee for the prior year comparative period have been classified as discontinued operations within the condensed consolidated financial statements.

Summarized results of discontinued operations are shown below (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
REVENUES
Rental and other property revenues	$37,165	$75,674

OPERATING EXPENSES
Property operating expenses	13,415	26,736
Depreciation and amortization	18,740	37,770
Other expenses, net	127	325
Total operating expenses	32,282	64,831

Interest income	540	1,074
Interest expense	(4,563)	(9,093)
Income from unconsolidated real estate partnerships	170	352
Income before income tax benefit	1,030	3,176
Income tax benefit	2,096	4,015
Income from discontinued operations, net of tax	3,126	7,191
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	116	219
Net income from discontinued operations attributable to Spinnee	$3,242	$7,410

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

During the three and six months ended June 30, 2021, we recognized revenue of $1.6 million and $3.3 million, respectively, from the Property Management Agreements and Master Services Agreement, all of which is reflected in other revenue in our condensed consolidated statement of operations. In addition, we recognized a reduction to general and administrative expense of $1.5 million and $2.9 million, respectively, from services provided under the Employee Matters Agreement.

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

Through June 30, 2021, we have leased four properties and one vacant land parcel to the Spinnee for redevelopment and development, four leases commencing on January 1, 2021, and one lease commencing on June 1, 2021. In accordance with ASC 842, these leases were accounted for as sales-type leases and we recorded a net investment in the leases, equal to the sum of the lease receivable and residual asset, discounted at the rate implicit to the leases. During the three and six months ended June 30, 2021, we recognized gains of $3.4 million and $87.1 million, respectively, which are equal to the difference in the net investment values and the carrying values of the underlying properties immediately prior to the commencement of each lease. During the three and six months ended June 30, 2021, we recognized income of $6.5 million and $12.9 million, respectively, on an effective interest basis at a constant rate of return over the term of the applicable leases, which is reflected in interest income in our condensed consolidated statement of operations. Cash income from the leasing agreements was $6.7 million and $13.3 million, respectively, during the three and six months ended June 30, 2021.

The initial term of each of the leases range from 10 to 25 years. All of the lease payments are triple net basis to the tenant and we have rights in accordance with the individual lease agreements to protect the value of our leased properties. As of June 30, 2021, the aggregate minimum lease payments owed to us for each of the five succeeding years under the sales-type leases is as follows:

2021 (remaining)	$12,799
2022	25,597
2023	25,597
2024	25,597
2025	25,708
Thereafter	737,841
Total lease receivable (1) (2)	$853,139
Add: Unguaranteed residual value	131,580
Less: Discount	(505,278)
Total leased real estate assets	$479,441

(1)
As of June 30, 2021, this amount includes $250.8 million of guaranteed residual value and $608.4 million of remaining cash lease payments.
(2)
The total future minimum lease payments assume that no early termination option is elected after the leased property is stabilized, which is currently expected between January 1, 2024 and January 1, 2025.

In connection with the Separation, we acquired $534 million in notes receivable pledged by a subsidiary of the Spinnee that has an interest in a portfolio of assets. Our notes receivable are subordinate to senior debt outstanding on the portfolio of assets. The notes receivable mature on January 31, 2024, and bear interest at a rate of 5.2% per annum, payable quarterly on January 1, April 1, July 1, and October 1, commencing on April 1, 2021. The notes receivable contain certain representations, warranties, covenants, and events of default and are secured by a pool of properties owned by Aimco. Notes receivable are reported in our condensed consolidated balance sheet at the outstanding principal balance. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in other assets in our condensed consolidated balance sheets. During the three and six months ended June 30, 2021, we recognized interest income of $6.9 million and $13.9 million, respectively, associated with the notes receivable, which is reflected in interest income in our condensed consolidated statement of operations.

As of June 30, 2021, we have a receivable from Aimco in the amount of approximately $17 million, which is recognized in other assets, and a payable to Aimco in the amount of approximately $3 million, which is recognized in accrued liabilities and other in our condensed consolidated balance sheets. The amount receivable from Aimco primarily includes interest income from our notes receivable which was paid in July.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report on Form 10-Q contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: the ongoing relationship between AIR and Aimco (the “Separate Entities”) following the Separation; the payment of dividends and distributions in the future; the impact of the COVID-19 pandemic, including our ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding consumer demand, growth in revenue and strength of other performance metrics and models; the effect of acquisitions and dispositions; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; our ability to comply with debt covenants, including financial coverage ratios; risks related to the provision of property management services to Aimco and our ability to collect property management related fees; and risks related to the inability to fully collect the notes receivable due from Aimco.

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

As used herein and except as the context otherwise requires, “we,” “our,” and “us” refer to Apartment Income REIT Corp. (“AIR”), Apartment Income REIT, L.P. (“AIR Operating Partnership”) and their consolidated subsidiaries, collectively.

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

The Separation

For financial reporting purposes, GAAP requires that Aimco is presented as the predecessor (“AIR’s Predecessor”) for AIR’s financial statements. As a result, unless otherwise stated, financial results prior to the Separation on December 15, 2020 include the financial results of AIR’s Predecessor. The financial results prior to the Separation attributable to the apartment communities retained by Aimco are presented as discontinued operations and are excluded from our property net operating income ("NOI").

Operational Excellence

We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point. As of June 30, 2021, our portfolio included 96 apartment communities with 26,422 apartment homes in which we held an average ownership of approximately 93%.

Same Store highlights for the second quarter include:

•
Recognition of 97.9% of all residential revenue billed during the quarter; of which 96.7% was collected in cash;
•
Average daily occupancy (“ADO”) of 95.4%, a year-over-year increase of approximately 30 basis points due primarily to AIR's recovery efforts since the onset of COVID-19;
•
For leases signed during the quarter, renewal rents increased by 4.6% and signed new lease rents increased by 2.7%, for a weighted-average increase of 3.8%; and
•
For leases becoming effective during the quarter, renewal rents increased 3.2%, whereas transacted new lease rents decreased 0.9%, for a weighted-average increase of 1.1%.

Same Store Markets

Market conditions and leasing results in the second quarter exceeded our expectations at the beginning of the year. We continue to emphasize margin and long-term NOI growth over short-term revenue growth. This approach contributed to sequential revenue growth of 80 basis points from the first to second quarter, and more importantly positioned the business for continued acceleration through the second half of the year and into 2022.

Weighted-average signed lease changes have now trended upwards for 10 consecutive months with July new lease rates up 9.5% through July 27, 2021.

Year-to-date, we have transacted 11,700 leases with a weighted-average rate increase of 70 basis points compared to the prior lease. We have signed an additional 4,000 leases with average rate increases of 8.6%. These 15,700 leases represent approximately 80% of our anticipated full year leasing activity and have weighted-average rent increases of 2.7%. We anticipate another 3,700 leases to be signed with blended rent changes in the range of 6%-8%, and a full year blended rate increase of approximately 3%.

In addition to accelerating market rents, leasing pace has also exceeded expectations, with second quarter leasing volume 65% ahead of 2020 and 10% above our previous high in the second quarter of 2019. ADO remained stable in the second quarter despite significant increases in frictional vacancy due to the number of lease expirations in peak season. While occupancy remained stable, our leased percent, which is the percent of total apartment homes currently leased, improved from 90.7% to 93.1% during the second quarter. As of July 27, 2021, our leased percentage is now 95%; 800 basis points ahead of the same day last year and 400 basis points ahead of 2019.

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

The following table summarizes information about our portfolio relative to the market for the three months ended June 30, 2021:

Average revenue per apartment home (1)	$2,215
Percentage A (average revenue per apartment home $2,832)	44%
Percentage B (average revenue per apartment home $1,982)	34%
Percentage C+ (average revenue per apartment home $1,760)	22%

(1) Represents average monthly rental and other property revenues (excluding resident reimbursement of utility cost) divided by the number of occupied apartment homes as of the end of the period.

Our average monthly revenue per apartment home was $2,215 for the three months ended June 30, 2021, representing a decrease of approximately 3% compared to the same period in 2020.

As of June 30, 2021, we leased four properties to Aimco for development and redevelopment with an initial value of $467.0 million and quarterly cash lease income of $6.6 million. AIR has the option to purchase the improved assets at a discount to their fair value, when property operations are stabilized, currently expected between January 1, 2024 and January 1, 2025. Additionally, during the second quarter we leased one vacant land parcel to Aimco, with an initial value of $12.8 million, quarterly cash lease income of approximately $0.1 million, and expected stabilization in 2025.

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

Acquisitions and Dispositions

On June 17, 2021, we acquired City Center on 7th, a 700-apartment home community located in Pembroke Pines, Florida for $223 million. The acquisition was temporarily funded through borrowings on our revolving credit facility pending the completion of paired trade transactions later in 2021.

We expect an NOI cap rate of 4.2% during our first year of ownership. An additional 160 basis points of growth is expected as we invest approximately $10 million in capital enhancements and implement fully our best-in-class operating platform. Since acquisition 45 days ago, we've signed 27 new leases with rate increases averaging 21.5%, while increasing occupancy by 70 basis points to 97.1%.

We did not dispose of any apartment communities during the three months ended June 30, 2021.

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

Our leverage includes our share of long-term, non-recourse property debt encumbering our apartment communities, together with outstanding borrowings under our revolving credit facility, our term loans, and our preferred equity. We have notes receivable from Aimco with an aggregate principal amount of $534 million. The notes will mature on January 31, 2024, and are secured by a pool of properties owned by Aimco. We consider the notes a reduction of leverage as we expect proceeds to be used to repay current amounts outstanding.

We entered 2021 with approximately $3.2 billion of net leverage. We anticipate ending 2021 with net leverage of approximately $2.5 billion. The April equity offering and 2021 property sales are expected to reduce leverage by $920 million. This decline is somewhat offset by borrowings to fund capital projects and the City Center acquisition at a loan to value of approximately 25%.

Please see the Liquidity and Capital Resources section for additional information regarding our leverage.

Equity Issuance

As previously announced in April 2021, we sold 7.825 million shares of our Class A Common Stock in a private placement to a large global real estate-focused investment firm for a cash purchase price of $342 million, net of fees. Proceeds raised were used to repay $318.4 million of property debt with a weighted-average interest rate of 4.6%, which resulted in an approximate 0.9x reduction in Net Leverage to Adjusted EBITDAre. Prepayment penalties incurred in connection with the debt repayment totaled $33.8 million. The economic cost of these prepayment penalties is expected to be substantially recovered through lower future interest expense.

Financing Activities

On April 14, 2021, we closed a new $1.4 billion credit facility, providing four-to-five-year money at a current all-in cost of 1.6%. The facility is comprised of a $600 million revolving credit facility and $800 million of variable rate term loans. Proceeds were used to extend the maturity of our previous $350 million term loan, repay $213 million of property debt, and reduce borrowings on our revolving credit facility. The term loans were structured to maintain our balanced maturity ladder, and to also maximize flexibility through the ability to prepay freely and extend the maturity date of shorter duration loans.

On Track Leverage Reduction

We target Net Leverage to Adjusted EBITDAre below 6.0x, with a current target of 5.5x by year-end. Our leverage ratios for the three months ended June 30, 2021 are presented below:

Annualized Current Quarter
Proportionate Debt to Adjusted EBITDAre	7.1x
Net Leverage to Adjusted EBITDAre	7.3x

Please see the Leverage Ratios subsection of the Non-GAAP Measures section for further information about the calculation of our leverage ratios.

Liquidity

We use our revolving credit facility for working capital and other short-term purposes and to secure letters of credit. As of June 30, 2021, our share of cash and restricted cash was $66.6 million and we had the capacity to borrow up to $248.9 million, under our revolving credit facility, bringing total liquidity to $315.5 million. Pro forma for the closing of the July term loan, our liquidity increased to $665.5 million.

We manage our financial flexibility by maintaining an investment grade rating and holding communities that are unencumbered by property debt. AIR has been rated BBB by Standard & Poor’s. As of June 30, 2021, we held unencumbered communities with property debt with an estimated fair market value of approximately $4.2 billion; an increase of 50% from December 31, 2020. We anticipate seeking an investment grade credit rating from Moody’s. In assigning ratings, Moody’s places significant emphasis on the amount of non-recourse property debt as a percentage of the undepreciated book value of a company’s assets. To achieve Moody’s required thresholds, we estimate that a Moody’s investment grade rating will require property debt to approximate $1.8 billion. At June 30, 2021 our share of property debt is $2.6 billion.

Dividend

On July 27, 2021, our Board of Directors increased our quarterly cash dividend from $0.43 to $0.44 per share of AIR Common Stock. This amount is payable on August 27, 2021, to stockholders of record on August 13, 2021.

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

Our focus on our team and our culture is recognized externally, as well. Out of hundreds of participating companies in 2021, AIR was one of only six recognized as a “Top Workplace” in Colorado for each of the past nine years, and was one of only two real estate companies to receive a BEST award from the Association for Talent Development in recognition of our company-wide success in talent development, marking its third consecutive year receiving this award, and received for the first time the "Top Workplaces 2021" honor from the Washington Post.

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

Financial Highlights

Net income (loss) from continuing operations attributable to common stockholders per common share, on a dilutive basis, decreased $0.42 for the three months ended June 30, 2021, due primarily to prepayment penalties incurred as a result of the early payment of property debt and the write-off of deferred financing costs associated with our previous credit facility, partially offset by an increase in interest income as further described below. Net income (loss) from continuing operations attributable to common stockholders per common share, on a dilutive basis, increased $0.11 for the six months ended June 30, 2021, due primarily to a gain on derecognition of leased properties and higher interest income, offset partially by increased prepayment penalties.

Pro forma FFO per share was $0.52 and $1.02, respectively, for the three and six months ended June 30, 2021.

Residential Rent Collection Update

We measure residential rent collection as the amount of payments received as a percentage of all residential amounts owed. In the second quarter, we recognized 97.9% of all residential revenue owed during the quarter, treating the balance of 2.1% as bad debt. Of the 97.9% of residential revenue recognized, as of quarter-end, we collected in cash all but 120 basis points, with 96.7% of the residential rents collected. Year-to-date we have recognized 97.9% of all residential revenue and collected 97.6% of billed rents.

As of June 30, 2021, our proportionate share of gross residential accounts receivable was $12.7 million. After consideration of tenant security deposits and reserves for uncollectible amounts, our net exposure is $1.1 million. Most of this balance is expected to be collected during the third quarter of 2021. Of our uncollected accounts receivable, 73% relate to California residents.

The state of California has recently expanded the SB-91 rent relief program, to allow for 100% of past due rents to be paid by state funding (vs. 80% previously). As of June 30, 2021, we had received $0.7 million in payments under these programs. We remain cautiously optimistic that this program will allow us to recover rent that was uncollected in 2020 or 2021. We expect bad debt expense to decline as emergency ordinances are lifted that suspended legal action to collect past due rents.

Commercial rental income comprised 2.7% of second quarter revenue. In the second half of 2021, we expect an increased contribution from commercial tenants as their businesses re-open and rent payments resume.

Detailed Results of Operations for the Three and Six Months Ended June 30, 2021, Compared to 2020

Net income (loss) from continuing operations decreased by $59.8 million and increased by $24.4 million during the three and six months ended June 30, 2021, respectively, compared to 2020, as more fully described below.

Property Operations

We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that: (i) are owned and managed by AIR and (ii) had reached a stabilized level of operations. Our Other Real Estate segment includes communities that do not meet the criteria to be classified as Same Store.

As of June 30, 2021, our Same Store segment included 92 apartment communities with 25,427 apartment homes and our Other Real Estate segment included four apartment communities with 995 apartment homes.

Proportionate Property Net Operating Income (Non-GAAP)

Our proportionate share of financial information includes our share of unconsolidated real estate partnerships and excludes the noncontrolling interest partners' share of consolidated real estate partnerships. We believe proportionate information benefits the users of our financial information by providing the amount of revenues, expenses, assets, liabilities, and other items attributable to our stockholders. Other companies may calculate their proportionate information differently than we do, limiting the usefulness as a comparative measure. Because of these limitations, the non-GAAP proportionate financial information should not be considered in isolation or as a substitute for information included in our financial statements as reported under GAAP.

We use proportionate property NOI to assess the operating performance of our communities, which excludes the results of properties retained by Aimco in connection with the Separation, which are included in discontinued operations. Proportionate property NOI is a non-GAAP measure that reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements, for consolidated communities. Accordingly, the results of operations of our segments discussed below are presented on a proportionate ("Ownership-Effected") basis. In our condensed consolidated statements of operations, utility reimbursements are included in rental and other property revenues in accordance with GAAP. In September 2020, we formed a joint venture with a passive institutional investor to own a portfolio of 12 multi-family communities in California. In order for both periods to be comparable, we have presented, in addition to the actual historical changes in results of operations of our segments, the property operating results as if the California joint venture had closed at the beginning of the earliest period presented.

We do not include offsite costs associated with property management, casualty gains or losses, or the results of apartment communities sold, held for sale, or retained by Aimco in the Separation, which are included in discontinued operations, reported in consolidated amounts, in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.

Please see Note 8 to the condensed consolidated financial statements in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

	Three Months Ended June 30,		Historical Change		Ownership-Effected Change (1)
(in thousands)	2021	2020	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$154,154	$170,392	$(16,238)	(9.5%)	$(2,978)	(1.9%)
Other Real Estate	2,395	1,515	880	58.1%	880	58.1%
Total	156,549	171,907	(15,358)	(8.9%)	(2,098)	(1.3%)
Property operating expenses, net of utility reimbursements:
Same Store	45,133	46,398	(1,265)	(2.7%)	2,146	5.0%
Other Real Estate	1,355	1,144	211	18.4%	211	18.4%
Total	46,488	47,542	(1,054)	(2.2%)	2,357	5.3%
Proportionate property net operating income:
Same Store	109,021	123,994	(14,973)	(12.1%)	(5,124)	(4.5%)
Other Real Estate	1,040	371	669	180.3%	669	180.3%
Total	$110,061	$124,365	$(14,304)	(11.5%)	$(4,455)	(3.9%)
(1)
Reflects the change for the three months ended June 30, 2021 and 2020, as if the California joint venture had closed on April 1, 2020.

For the three months ended June 30, 2021, compared to 2020, after giving effect to the sale of partial interest in certain Same Store communities in the California joint venture, our Same Store proportionate property NOI decreased by $5.1 million, or 4.5%. This decrease was attributable primarily to a $3.0 million, or 1.9%, decrease in rental and other property revenues due to a 230 basis point decrease in residential rental rates.

The decrease in proportionate property NOI was also attributable to an increase of $2.1 million, or 5.0%, in Same Store property operating expenses. Controllable operating expenses, which we define as property expenses less taxes, insurance, and utility expenses, were up $0.6 million, or 2.8%, compared to the three months ended June 30, 2020, while real estate taxes and insurance costs increased by $0.8 million and $0.6 million, respectively.

Other Real Estate proportionate property NOI for the three months ended June 30, 2021, compared to 2020, increased by $0.7 million.

	Six Months Ended June 30,		Historical Change		Ownership-Effected Change (1)
(in thousands)	2021	2020	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$307,151	$347,148	$(39,997)	(11.5%)	$(12,870)	(4.0%)
Other Real Estate	4,106	3,230	876	27.1%	876	27.1%
Total	311,257	350,378	(39,121)	(11.2%)	(11,994)	(3.7%)
Property operating expenses, net of utility reimbursements:
Same Store	89,082	92,383	(3,301)	(3.6%)	3,413	4.0%
Other Real Estate	2,570	2,301	269	11.7%	269	11.7%
Total	91,652	94,684	(3,032)	(3.2%)	3,682	4.2%
Proportionate property net operating income:
Same Store	218,069	254,765	(36,696)	(14.4%)	(16,283)	(6.9%)
Other Real Estate	1,536	929	607	65.3%	607	65.3%
Total	$219,605	$255,694	$(36,089)	(14.1%)	$(15,676)	(6.7%)
(1)
Reflects the change for the six months ended June 30, 2021 and 2020, as if the California joint venture had closed on January 1, 2020.

For the six months ended June 30, 2021, compared to 2020, after giving effect to the sale of partial interest in certain Same Store communities in the California joint venture, our Same Store proportionate property NOI decreased by $16.3 million, or 6.9%. This decrease was attributable primarily to a $12.9 million, or 4.0%, decrease in rental and other property revenues due to a 210 basis point decrease in residential rental rates, a 110 basis point increase in bad debt, and a 60 basis point decrease in ADO.

The decrease in proportionate property NOI was also attributable to an increase of $3.4 million, or 4.0%, in Same Store property operating expenses. Controllable operating expenses were up $0.7 million, or 1.8%, compared to the six months ended June 30, 2020, while real estate taxes and insurance costs increased by $1.7 million and $0.9 million, respectively.

Other Real Estate proportionate property NOI for the six months ended June 30, 2021, compared to 2020, increased by $0.6 million.

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

For the three months ended June 30, 2021, compared to 2020, non-segment real estate operations were relatively flat.

For the six months ended June 30, 2021, compared to 2020, non-segment real estate operations increased by $5.9 million, or 31.0%, due primarily to:

•
$3.3 million of property management revenues recognized in 2021 related to the management of Aimco communities as a result of the Separation;
•
$2.9 million of write-off of straight-line rent receivables during 2020, due to the economic impact of COVID-19;
•
$1.5 million of lower property management expenses; and
•
$1.3 million of lower casualty losses; offset partially by
•
$3.1 million of lower NOI attributable to sold properties and properties leased to Aimco.

Depreciation and Amortization

For the three and six months ended June 30, 2021, compared to 2020, depreciation and amortization expense was relatively flat.

General and Administrative Expenses

For the three and six months ended June 30, 2021, compared to 2020, general and administrative expenses decreased by $2.3 million, or 31.0%, and $5.4 million, or 36.0%, respectively, due primarily to lower personnel costs and structural changes made to reflect AIR’s more focused business model.

Other expenses, net

Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, and certain non-recurring items. For the three months ended June 30, 2021, compared to 2020, other expenses, net decreased $1.6 million, or 39.5%, due primarily to unrealized losses on an interest rate derivative recognized in the prior year.

For the six months ended June 30, 2021 compared to 2020, other expenses, net was relatively flat.

Interest Income

For the three and six months ended June 30, 2021, compared to 2020, interest income increased by $13.4 million and $25.4 million, respectively. Interest income for the three and six months ended June 30, 2021 includes $6.9 million and $13.9 million, respectively, of income associated from our notes receivable from Aimco, and $6.5 million and $12.9 million, respectively, of interest income associated with the four properties and one land parcel leased to Aimco.

Interest Expense

For the three months ended June 30, 2021, compared to 2020, interest expense increased by $26.6 million, or 60.1%, due primarily to $37.2 million of prepayment penalties incurred from the early payment of property debt and the write-off of deferred financing costs associated with our previous revolving credit facility and a decrease in capitalized interest related to redevelopment and development communities, offset partially by lower interest expense on property-level debt following refinancing and debt payoff activity.

For the six months ended June 30, 2021, compared to 2020, interest expense increased by $26.8 million, or 33.1%, due primarily to $38.2 million of prepayment penalties incurred from the early payment of property debt and the write-off of deferred financing costs associated with our previous revolving credit facility, a decrease in capitalized interest related to redevelopment and development communities and an increase in expense related to our term loans, offset partially by lower interest expense on property-level debt following refinancing and debt payoff activity.

Through June 30, 2021, we had repaid $535.0 million of property debt with a weighted-average interest rate of 4.25%.

Gain on Derecognition of Leased Properties and Dispositions of Real Estate

During the three and six months ended June 30, 2021, we recognized $3.4 million and $87.1 million, respectively, of gain associated with the derecognition of the net book value of the five properties leased to Aimco for redevelopment and development.

Mezzanine Investment Income, Net

In connection with the Separation, Aimco was allocated economic ownership of the mezzanine loan investment and option to acquire a 30% equity interest in the partnership. Subsequent to the Separation, all risks and rewards of ownership are Aimco’s, but legal transfer is not complete. During the three and six months ended June 30, 2020, we recognized $6.9 million and $13.7 million, respectively, of income in connection with the mezzanine loan. For the three and six months ended June 30, 2021, the mezzanine investment income was offset by an expense to recognize the requirement that this income be contributed to Aimco.

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

For the three months ended June 30, 2021, compared to 2020, we recognized income tax benefit of $2.0 million, compared to $0.8 million during the same period in 2020.

For the six months ended June 30, 2021, we recognized income tax expense of $1.0 million, compared to an income tax benefit of $2.1 million during the same period in 2020.

Income from Discontinued Operations, net

For the three and six months ended June 30, 2020, apartment communities that were included in discontinued operations generated net income of $3.1 million and $7.2 million, respectively.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the critical accounting policies that involve our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements relate to capitalized costs and the impairment of long-lived assets.

Our critical accounting policies are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2020.

In addition to the Critical Accounting Policies and Estimates described in the Annual Report on Form 10-K, we believe the sales-type lease arrangements entered into in 2021 require significant judgment.

We have entered into leases of existing properties and a land parcel with Aimco for redevelopment and development, which are generally accounted for as sales-type leases in accordance with ASC 842. The terms of such leases range from 10 to 25 years. We are required to estimate the fair value of the leased property for the purposes of lease classification and, for sales-type leases, the rate implicit in the lease. We estimate the fair value of our properties using various estimates and assumptions, the most significant being the capitalization rate. As of June 30, 2021, we have assets recorded reflecting our net investment in such leased properties totaling $479 million. Our net investment includes the present value of lease payments not yet received, the present value of the guaranteed amount of the underlying asset’s residual value at the end of the lease term, and the present value of the unguaranteed amount of the underlying asset’s residual value at the end of the lease term. The present value is determined based on the rate implicit in the lease. The residual value is based on the current estimated fair value of the leased property, adjusted for annual depreciation and cost of inflation. Over the respective lease term, we expect our net investment to be recovered as lease payments are made by Aimco.

Other than stated above, there have been no other significant changes in our critical accounting policies from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.

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

NAREIT Funds From Operations and Pro forma Funds From Operations

NAREIT FFO is a non-GAAP measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate assets generally appreciate over time or maintain residual value to a much greater extent than do other depreciable assets such as machinery, computers, or other personal property. NAREIT defines FFO as net income (loss) computed in accordance with GAAP, excluding: (i) depreciation and amortization related to real estate; (ii) gains and losses from sales and impairment of depreciable assets and land used in our primary business; and (iii) income taxes directly associated with a gain or loss on the sale of real estate, and including (iv) our share of the FFO of unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine NAREIT FFO. We calculate NAREIT FFO attributable to AIR common stockholders (diluted) by subtracting dividends on preferred stock and preferred units and amounts allocated from NAREIT FFO to participating securities.

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
•
Prepayment penalties: as a result of refinancing activities in 2021, we incurred debt extinguishment costs and wrote-off capitalized deferred financing costs related to our previous credit facility and the prepayment of debt during the quarter. We excluded such costs from Pro forma FFO because we believe these costs are not representative of ongoing operating performance.
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
•
Incremental cash received from leased properties: commencing on January 1 2021 and June 1, 2021, we leased four properties and one land parcel, respectively, to Aimco for redevelopment and development, which resulted in derecognizing the net book value of these properties and recording of leased real estate assets on the respective lease commencement date. During the three and six months ended June 30, 2021, we recognized $3.4 million and $87.1 million of gain, respectively, associated with these transactions. Due to the terms of these leases, during 2021 cash received exceeded GAAP income. We include the cash lease income in Pro forma FFO.

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

NAREIT FFO and Pro forma FFO are calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Net income (loss) attributable to AIR common stockholders	$(18,030)	$65,166
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	69,588	139,083
Gain on derecognition of leased properties and dispositions of real estate	(3,353)	(87,385)
Income tax adjustments related to gain on dispositions and other tax-related items	(1,528)	272
Common noncontrolling interests in AIR OP’s share of above Adjustments	(3,217)	(2,573)
Amounts allocable to participating securities	(7)	—
NAREIT FFO attributable to AIR common stockholders	$43,453	$114,563
Adjustments, all net of common noncontrolling interests in AIR Operating Partnership and participating securities:
Separation costs	285	2,342
Prepayment penalties	36,047	36,990
Non-cash straight-line rent	635	1,270
Incremental cash received from leased properties	140	294
Pro forma FFO	$80,560	$155,459

Weighted-average common shares outstanding – basic	154,608	151,609
Dilutive common share equivalents	504	474
Pro forma shares and dilutive share equivalents used to calculate Pro forma FFO per share	155,112	152,083

Net income (loss) attributable to AIR per common share – basic and diluted	$(0.12)	$0.43
NAREIT FFO per share – diluted	$0.28	$0.75
Pro forma FFO per share – diluted	$0.52	$1.02

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

Leverage Ratios

As discussed under the Balance Sheet heading, we target Net Leverage to Adjusted EBITDAre below 6.0x. We also focus on Proportionate Debt to Adjusted EBITDAre. We believe these ratios, which are based in part on non-GAAP financial information, are commonly used by investors and analysts to assess the relative financial risk associated with balance sheets of companies within the same industry, and they are believed to be similar to measures used by rating agencies to assess entity credit quality.

Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and includes our share of the long-term, non-recourse property debt, outstanding borrowings under our revolving credit facility, and our term loans. Proportionate Debt excludes unamortized debt issuance costs because these amounts represent cash expended in earlier periods and do not reduce our contractual obligations. We reduce our recorded debt by the amounts of cash and restricted cash on-hand (which are primarily restricted under the terms of our property debt agreements), excluding tenant security deposits included in restricted cash, assuming the remaining amounts of cash and restricted cash would be used to reduce our outstanding leverage. We further reduce our recorded debt by our notes receivable from Aimco, the proceeds from which we expect will be used to pay down property debt.

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

The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios, is as follows (in thousands):

June 30, 2021
Total indebtedness	$4,208,661
Adjustments:
Debt issuance costs related to non-recourse property debt and term loans	18,115
Proportionate share adjustments related to debt obligations	(478,232)
Cash and restricted cash	(80,701)
Tenant security deposits included in restricted cash	9,823
Proportionate share adjustments related to cash and restricted cash	4,305
Notes receivable from Aimco	(534,127)
Proportionate Debt	$3,147,844
Perpetual preferred stock	2,000
Preferred noncontrolling interests in AIR Operating Partnership	79,375
Net Leverage	$3,229,219

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
•
the amount by which GAAP rent expense exceeds cash rents for a long-term ground lease for which expense exceeds cash payments until 2076. The excess of GAAP rent expense over the cash payments for this lease does not reflect a current obligation that affects our ability to service debt; and
•
the amount by which cash exceeds GAAP lease income for the four properties and one vacant land parcel leased to Aimco for redevelopment and development.

The reconciliation of net income to EBITDAre and Adjusted EBITDAre, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended
June 30, 2021
Net loss	$(19,687)
Adjustments:
Interest expense	70,807
Income tax benefit	(2,035)
Depreciation and amortization	75,791
Gain on derecognition of leased properties and dispositions of real estate	(3,353)
EBITDAre	$121,523
Net loss from continuing operations attributable to noncontrolling interests in consolidated real estate partnerships	2,397
EBITDAre adjustments attributable to noncontrolling interests	(9,200)
Interest income on securitization investment and notes receivable from Aimco	(9,215)
Pro forma FFO adjustments, net (1)	4,822
Adjusted EBITDAre	$110,327
Annualized Adjusted EBITDAre	$441,308
(1)
Pro forma adjustments, net, includes pro forma adjustments to NAREIT FFO under the heading NAREIT Funds From Operations and Pro forma Funds From Operations, excluding items that are not included in EBITDAre such as prepayment penalties, net and amounts attributable to noncontrolling interest share, and a $1.9 million adjustment to reflect the acquisition of City Center on 7th as if the transaction closed on April 1, 2021.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flows from operations. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt, borrowings under new property debt, borrowings under our $1.4 billion credit facility, proceeds from our notes receivable from Aimco, and proceeds from equity offerings.

As of June 30, 2021, our available liquidity was $319.8 million, which consisted of:

•
$59.4 million in cash and cash equivalents;
•
$11.5 million of restricted cash, excluding amounts related to tenant security deposits, which consists primarily of escrows held by lenders for capital additions, property taxes, and insurance; and
•
$248.9 million of available capacity to borrow under our revolving credit facility after consideration of letters of credit backed by the facility.

Pro forma for the closing of the July term loan, our liquidity increased to $669.8 million.

Additional liquidity may also be provided through property debt financing at properties unencumbered by debt and proceeds from our notes receivable from Aimco. As of June 30, 2021, we held unencumbered communities with property debt with an estimated fair market value of approximately $4.2 billion, an increase of 50% from December 31, 2020.

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

Leverage and Capital Resources

The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels and financing is readily available. Any adverse changes in the lending environment could negatively affect our liquidity. We believe we have mitigated much of this exposure by reducing our short and intermediate-term maturity risk through refinancing such loans with long-dated debt. However, if financing options become unavailable for our future debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending or proceeds from apartment community dispositions.

Historically, our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt. As of June 30, 2021, approximately 67.9% of our total leverage consisted of property-level, non-recourse, long-dated, amortizing debt. As of June 30, 2021, approximately 99.4% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates, and inflation. The weighted-average remaining term to maturity of our property-level debt was 8.9 years. On average, 1.7% of our unpaid principal balances will mature each year from 2021 through 2023.

The following table summarizes the payments due under our debt commitments, excluding debt issuance costs, as of June 30, 2021 (in thousands):

	Total	Remaining 2021	1-3 Years (2022-2023)	3-5 Years (2024-2025)	More than Five Years (2026 and Thereafter)
Non-recourse property debt (1)	$3,079,576	$26,576	$269,697	$464,957	$2,318,346
Revolving credit facility borrowings (2)	347,200	—	—	347,200	—
Term loans (3)	800,000	—	—	600,000	200,000
Total	$4,226,776	$26,576	$269,697	$1,412,157	$2,518,346
(1)
Includes scheduled principle amortization and maturity payments.
(2)
Includes outstanding borrowings on our revolving credit facility assuming repayment at the contractual maturity date.
(3)
Includes outstanding borrowings on our term loans assuming exercise of extension options.

As of June 30, 2021, our preferred equity, which includes outstanding preferred OP Units and outstanding perpetual preferred stock, represented approximately 2.1% of our total leverage. Preferred OP Units are redeemable at the holder’s option and our preferred stock is redeemable by AIR on or after December 15, 2025. For illustrative purposes, we compute the weighted-average maturity of our preferred OP Units assuming a 10-year maturity and our preferred stock assuming it is called at the expiration of the no-call period.

The combination of non-recourse property-level debt, borrowings under our revolving credit facility, our term loans, our preferred OP Units, and our redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage was 7.6 years as of June 30, 2021.

Under our revolving credit facility we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. The financial covenants we are required to maintain include a Maximum Leverage ratio of no greater than 0.60 to 1.00; a Fixed Charge Coverage Ratio of greater than 1.5x, a Maximum Secured Indebtedness to Total Assets ratio of no greater than 0.45 to 1.00 through March 31, 2023, and 0.40 to 1.00 thereafter, and a Maximum Unsecured Leverage ratio no greater than 0.60 to 1.00. We were in compliance with these covenants as of June 30, 2021 and expect to remain in compliance during the next 12 months.

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

Operating Activities

For the six months ended June 30, 2021, net cash provided by operating activities was $93.8 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the six months ended June 30, 2021, decreased by $90.6 million compared to the same period in 2020. The decrease was due primarily to lower contribution from our apartment communities, which were negatively impacted by lower residential rental rates and increased bad debt expense, offset partially by higher ADO, increased late fees and a recovery in commercial rents.

Investing Activities

For the six months ended June 30, 2021, our net cash used in investing activities of $199.5 million consisted primarily of purchases of real estate and capital expenditures, offset partially by the maturation of debt investments.

Capital additions totaled $61.6 million and $167.7 million during the six months ended June 30, 2021 and 2020, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

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

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows, are presented below (in thousands):

	Six Months Ended June 30,
	2021	2020
Capital replacements	$15,645	$15,203
Capital improvements	3,904	3,717
Capital enhancements	37,641	13,661
Other capital expenditures	4,457	135,091
Total capital additions	$61,647	$167,672
Plus: additions related to apartment communities sold	—	1,631
Consolidated capital additions	$61,647	$169,303
Plus: net change in accrued capital spending from continuing operations	14,822	2,324
Total capital expenditures from continuing operations per condensed consolidated statement of cash flows	$76,469	$171,627

For the six months ended June 30, 2021 and 2020, we capitalized $1.1 million and $3.7 million of interest costs, respectively, and $7.9 million and $9.3 million of other direct and indirect costs, respectively.

Other capital expenditures decreased by $130.6 million for the six months ended June 30, 2021, compared to 2020, due primarily to increased spend incurred in 2020 related to the redevelopment and development of properties that have subsequently been leased to Aimco effective January 1, 2021.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 decreased by $127.6 million compared to 2020. The change was due primarily to proceeds from the April closing of the credit facility and the issuance of Common Stock in a private placement for $342.2 million, net of fees, offset partially higher principal repayments on non-recourse debt and the repayment of our previous term loan.

Equity and Partners’ Capital Transactions

The following table presents the AIR Operating Partnership’s distribution activity (including distributions paid to AIR) during the six months ended June 30, 2021 (in thousands):

Cash distributions paid by the AIR Operating Partnership to common unitholders (1)	$138,912
Cash distributions paid by the AIR Operating Partnership to preferred unitholders	3,300
Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	4,836
Total cash distributions paid by the AIR Operating Partnership	$147,048
(1)
$131.7 million represented distributions to AIR, and $7.3 million represented distributions paid to holders of common OP Units.

The following table presents AIR’s dividend and distribution activity during the six months ended June 30, 2021 (in thousands):

Cash dividends paid by AIR to common stockholders	$131,654
Cash distributions paid to AIR preferred stockholders	93
Cash distributions paid to holders of noncontrolling interests in consolidated real estate partnerships	4,836
Cash distributions paid to holders of OP Units	10,465
Total cash dividends and distributions paid by AIR	$147,048

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, on a consolidated basis, we had approximately $14.5 million of variable-rate property-level debt outstanding in addition to our $800.0 million term loans and $347.2 million of variable-rate borrowings under our revolving credit facility. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase interest expense by approximately $3.6 million and $11.6 million, respectively, on an annual basis.

As of June 30, 2021, we had approximately $80.7 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may offset somewhat a change in rates on our variable-rate debt discussed above.

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

Changes in Internal Control Over Financial Reporting

There has been no change in AIR’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, AIR’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes from the risk factors in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

AIR

Unregistered Sales of Equity Securities

From time to time, we may issue shares of Common Stock in exchange for OP Units, defined under The AIR Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. We may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended June 30, 2021, we issued 43,363 shares of Common Stock in exchange for OP Units or limited partnership interests in consolidated real estate partnerships.

On April 23, 2021, we issued and sold 7.825 million shares of our Class A Common Stock for $43.77 per share in a private placement for a cash purchase price of $342.2 million, net of fees. These shares were issued in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

The AIR Operating Partnership

Unregistered Sales of Equity Securities

The AIR Operating Partnership did not issue any unregistered OP Units during the three months ended June 30, 2021.

Repurchases of Equity Securities

The AIR Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than AIR have the right to redeem their common OP Units for cash or, at our election, shares of AIR Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended June 30, 2021, approximately 43,363 common OP Units were redeemed in exchange for Common Stock.

On April 23, 2021, the AIR Operating Partnership issued an aggregate of 7.825 million shares of OP Units to AIR.

The following table summarizes the AIR Operating Partnership’s repurchases, or redemptions in exchange for cash, of common OP Units.

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2021 ‒ April 30, 2021	2,669	$43.66	N/A	N/A
May 1, 2021 ‒ May 31, 2021	3,821	$44.81	N/A	N/A
June 1, 2021 ‒ June 30, 2021	2,272	$45.64	N/A	N/A
Total	8,762	$44.68
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

10.1	Seventh Amended and Restated Partnership Agreement of Apartment Income REIT, L.P. (Exhibit 10.1 to AIR's Current Report on Form 8-K dated July 7, 2021, is incorporated herein by this reference)

10.2

Credit Agreement, dated as of April 14, 2021, by and among Apartment Income REIT Corp., AIR REIT Sub 1, LLC, AIR REIT Sub 2, LLC, AIMCO SUBSIDIARY REIT I, LLC, AIMCO Properties, L.P., AIMCO/Bethesda Holdings, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (Exhibit 10.1 to AIR’s Current Report on Form 8-K dated April 14, 2021, is incorporated herein by this reference)

31.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Apartment Income REIT Corp.

31.2

Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Apartment Income REIT Corp.

31.3

Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – the AIR Operating Partnership

31.4

Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – the AIR Operating Partnership

32.1

Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Apartment Income REIT Corp.

32.2

Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – the AIR Operating Partnership

101

The following materials from AIR’s and the AIR Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of equity and partners’ capital; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APARTMENT INCOME REIT CORP.

By:	/s/ Paul Beldin
Paul Beldin
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

APARTMENT INCOME REIT, L.P.

By:	AIR-GP, Inc., its General Partner

By:	/s/ Paul Beldin
Paul Beldin
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

Date: August 5, 2021