Form 10-Q
period 2021-09-30
Apartment Income REIT Corp.; Apartment Income REIT, L.P.
filed 2021-11-02
CIK 1820877, 926660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Apartment Income REIT Corp.:	Apartment Income REIT, L.P.:

Large accelerated filer	☐	Accelerated filer	☐	Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐	Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐			Emerging growth company	☐

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

The number of shares of Apartment Income REIT Corp. Class A Common Stock outstanding as of October 27, 2021: 156,985,422

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

On July 7, 2021, the operating partnership of AIR (“AIR Operating Partnership”) changed its name from “Aimco Properties, L.P.” to “Apartment Income REIT, L.P.”

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2021, of AIR, the AIR Operating Partnership, and their consolidated subsidiaries. The AIR Operating Partnership’s condensed consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “us,” or “our” refer to AIR, the AIR Operating Partnership, and their consolidated subsidiaries, collectively.

AIR, a Maryland corporation, is a self-administered and self-managed real estate investment trust. AIR, through wholly-owned subsidiaries, is the general and special limited partner of the AIR Operating Partnership. As of September 30, 2021, AIR owned approximately 93.3% of the legal interest in the common partnership units of the AIR Operating Partnership and 95.2% of the economic interest in the AIR Operating Partnership. The remaining 6.7% legal interest is owned by third-party limited partners. As the sole general partner of the AIR Operating Partnership, AIR has exclusive control of the AIR Operating Partnership’s day-to-day management.

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

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Buildings and improvements	$5,971,806	$6,127,249
Land	1,329,521	1,341,615
Total real estate	7,301,327	7,468,864
Accumulated depreciation	(2,585,474)	(2,455,505)
Net real estate	4,715,853	5,013,359
Cash and cash equivalents	73,687	44,214
Restricted cash	23,440	29,266
Notes receivable from Aimco	534,127	534,127
Leased real estate assets	466,448	—
Goodwill	32,286	32,286
Other assets	588,668	576,026
Total assets	$6,434,509	$6,229,278

LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,013,913	$3,628,236
Term loans, net	1,143,867	349,164
Revolving credit facility borrowings	78,200	265,600
Total indebtedness	4,235,980	4,243,000
Accrued liabilities and other	610,217	598,736
Total liabilities	4,846,197	4,841,736

Preferred noncontrolling interests in AIR Operating Partnership	79,377	79,449
Commitments and contingencies (Note 4)
Equity:
Perpetual preferred stock	2,000	2,000
Common Stock, $0.01 par value, 1,021,175,000 shares authorized at September 30, 2021 and December 31, 2020, and 156,983,542 and 148,861,036 shares issued/outstanding at September 30, 2021 and December 31, 2020, respectively	1,570	1,489
Additional paid-in capital	3,773,936	3,432,121
Accumulated other comprehensive income	—	3,039
Distributions in excess of earnings	(2,257,562)	(2,131,798)
Total AIR equity	1,519,944	1,306,851
Noncontrolling interests in consolidated real estate partnerships	(68,098)	(61,943)
Common noncontrolling interests in AIR Operating Partnership	57,089	63,185
Total equity	1,508,935	1,308,093
Total liabilities and equity	$6,434,509	$6,229,278

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Rental and other property revenues	$190,082	$178,123	$541,533	$545,809
Other revenues	1,695	—	4,990	—
Total revenues	191,777	178,123	546,523	545,809

OPERATING EXPENSES
Property operating expenses	73,925	65,419	203,300	195,340
Depreciation and amortization	81,121	79,264	232,192	239,659
General and administrative expenses	5,875	7,676	15,510	22,731
Other expenses, net	3,816	17,492	9,207	23,139
Total operating expenses	164,737	169,851	460,209	480,869

Interest income	13,432	2,492	45,088	8,784
Interest expense	(37,203)	(44,608)	(145,045)	(125,653)
Gain on derecognition of leased properties and dispositions of real estate	7,127	—	94,512	47,295
Mezzanine investment income, net	—	6,870	—	20,553
Income (loss) from continuing operations before income tax (expense) benefit and discontinued operations	10,396	(26,974)	80,869	15,919
Income tax (expense) benefit	275	(419)	(770)	1,678
Income (loss) from continuing operations	10,671	(27,393)	80,099	17,597
Income from discontinued operations, net of tax	—	2,578	—	9,769
Net income (loss)	10,671	(24,815)	80,099	27,366
Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	785	154	3,417	153
Net income attributable to preferred noncontrolling interests in AIR Operating Partnership	(1,603)	(1,687)	(4,810)	(5,415)
Net (income) loss attributable to common noncontrolling interests in AIR Operating Partnership	(475)	1,341	(3,966)	(1,134)
Net (income) loss attributable to noncontrolling interests	(1,293)	(192)	(5,359)	(6,396)
Net income (loss) attributable to AIR	9,378	(25,007)	74,740	20,970
Net income attributable to AIR preferred stockholders	(43)	—	(136)	—
Net income attributable to participating securities	(46)	(39)	(149)	(125)
Net income (loss) attributable to AIR common stockholders	$9,289	$(25,046)	$74,455	$20,845

Earnings (loss) per common share – basic
Income (loss) from continuing operations attributable to AIR per common share	$0.06	$(0.23)	$0.49	$0.09
Income (loss) from discontinued operations attributable to AIR per common share	—	0.02	—	0.08
Net income (loss) attributable to AIR common stockholders per share – basic	$0.06	$(0.21)	$0.49	$0.17

Earnings (loss) per common share – diluted
Income (loss) from continuing operations attributable to AIR per common share	$0.06	$(0.23)	$0.48	$0.09
Income (loss) from discontinued operations attributable to AIR per common share	—	0.02	—	0.08
Net income (loss) attributable to AIR common stockholders per share – diluted	$0.06	$(0.21)	$0.48	$0.17

Weighted-average common shares outstanding – basic	156,646	119,967	153,289	119,957
Weighted-average common shares outstanding – diluted	157,042	119,967	153,650	120,035

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$10,671	$(24,815)	$80,099	$27,366
Unrealized losses on available for sale debt securities	—	(243)	(3,251)	(658)
Comprehensive income (loss)	10,671	(25,058)	76,848	26,708
Comprehensive (income) loss attributable to noncontrolling interests	(1,293)	(177)	(5,147)	(6,354)
Comprehensive income (loss) attributable to AIR	$9,378	$(25,235)	$71,701	$20,354

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income	Distributions in Excess of Earnings	Total AIR Equity	Consolidated Real Estate Partnerships	AIR Operating Partnership	Total Equity
Balances at June 30, 2020	—	$—	120,225	$1,201	$3,491,565	$3,807	$(1,798,561)	$1,698,012	$(3,190)	$79,414	$1,774,236
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(484)	(484)
Amortization of share-based compensation cost	—	—	—	—	902	—	—	902	—	1,052	1,954
Effect of changes in ownership of consolidated entities	—	—	—	—	508,716	—	—	508,716	(61,356)	335	447,695
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	4,701	—	4,701
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(228)	—	(228)	—	(15)	(243)
Net income (loss)	—	—	—	—	—	—	(25,007)	(25,007)	(31)	(1,341)	(26,379)
Common Stock dividends	—	—	—	—	—	—	(61,034)	(61,034)	—	—	(61,034)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(70)	(3,343)	(3,413)
Other, net	—	—	1	—	30	—	—	30	(266)	—	(236)
Balances at September 30, 2020	—	$—	120,226	$1,201	$4,001,213	$3,579	$(1,884,602)	$2,121,391	$(60,212)	$75,618	$2,136,797

Balances at June 30, 2021	20	$2,000	156,857	$1,569	$3,773,173	$—	$(2,197,843)	$1,578,899	$(67,531)	$60,388	$1,571,756
Issuance of Common Stock, net	—	—	—	—	(31)	—	—	(31)	—	—	(31)
Redemption of AIR Operating Partnership units	—	—	126	1	6,282	—	—	6,283	—	(6,708)	(425)
Amortization of share-based compensation cost	—	—	—	—	409	—	—	409	—	992	1,401
Effect of changes in ownership of consolidated entities	—	—	—	—	(5,423)	—	—	(5,423)	—	5,653	230
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	4,128	—	4,128
Net income (loss)	—	—	—	—	—	—	9,378	9,378	(785)	475	9,068
Common Stock dividends	—	—	—	—	—	—	(69,051)	(69,051)	—	—	(69,051)
Preferred stock dividends	—	—	—	—	—	—	(43)	(43)	—	—	(43)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,910)	(3,481)	(7,391)
Other, net	—	—	1	—	(474)	—	(3)	(477)	—	(230)	(707)
Balances at September 30, 2021	20	$2,000	156,984	$1,570	$3,773,936	$—	$(2,257,562)	$1,519,944	$(68,098)	$57,089	$1,508,935

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income	Distributions in Excess of Earnings	Total AIR Equity	Consolidated Real Estate Partnerships	AIR Operating Partnership	Total Equity
Balances at December 31, 2019	—	$—	120,242	$1,202	$3,497,654	$4,195	$(1,722,402)	$1,780,649	$(3,296)	$83,442	$1,860,795
Repurchases of Common Stock	—	—	(189)	(2)	(10,002)	—	—	(10,004)	—	—	(10,004)
Redemption of AIR Operating Partnership units	—	—	128	1	5,135	—	—	5,136	—	(6,876)	(1,740)
Amortization of share-based compensation cost	—	—	20	—	3,911	—	—	3,911	—	3,154	7,065
Effect of changes in ownership of consolidated entities	—	—	—	—	504,361	—	—	504,361	(61,320)	4,647	447,688
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(277)	(277)	—	—	(277)
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	4,701	—	4,701
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(616)	—	(616)	—	(42)	(658)
Net income (loss)	—	—	—	—	—	—	20,970	20,970	194	1,134	22,298
Common Stock dividends	—	—	—	—	—	—	(182,893)	(182,893)	—	—	(182,893)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(178)	(9,841)	(10,019)
Other, net	—	—	25	—	154	—	—	154	(313)	—	(159)
Balances at September 30, 2020	—	$—	120,226	$1,201	$4,001,213	$3,579	$(1,884,602)	$2,121,391	$(60,212)	$75,618	$2,136,797

Balances at December 31, 2020	20	$2,000	148,861	$1,489	$3,432,121	$3,039	$(2,131,798)	$1,306,851	$(61,943)	$63,185	$1,308,093
Issuance of Common Stock, net	—	—	7,825	79	342,053	—	—	342,132	—	—	342,132
Redemption of AIR Operating Partnership units	—	—	169	1	8,239	—	—	8,240	—	(12,217)	(3,977)
Amortization of share-based compensation cost	—	—	33	—	2,953	—	—	2,953	—	2,975	5,928
Effect of changes in ownership of consolidated entities	—	—	—	—	(9,846)	—	—	(9,846)	—	10,076	230
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	—	—	—	—	6,126	—	6,126
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(3,039)	—	(3,039)	—	(212)	(3,251)
Net income (loss)	—	—	—	—	—	—	74,740	74,740	(3,417)	3,966	75,289
Common Stock dividends	—	—	—	—	—	—	(200,327)	(200,327)	—	—	(200,327)
Preferred Stock dividends	—	—	—	—	—	—	(136)	(136)	—	—	(136)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,744)	(10,684)	(19,428)
Other, net	—	—	96	1	(1,584)	—	(41)	(1,624)	(120)	—	(1,744)
Balances at September 30, 2021	20	$2,000	156,984	$1,570	$3,773,936	$—	$(2,257,562)	$1,519,944	$(68,098)	$57,089	$1,508,935

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$80,099	$27,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232,192	239,659
Gain on derecognition of leased properties and dispositions of real estate	(94,512)	(47,295)
Income tax expense (benefit)	770	(1,678)
Other non-cash adjustments, net	10,645	10,988
Discontinued operations:
Depreciation and amortization	—	56,755
Income tax benefit	—	(6,181)
Other non-cash adjustments, net	—	720
Net changes in operating assets and operating liabilities	(41,286)	(14,458)
Loss on extinguishment of debt	44,833	—
Net cash provided by operating activities	232,741	265,876
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(225,526)	(6,287)
Capital expenditures	(130,877)	(256,952)
Proceeds from dispositions of real estate	45,752	36,869
Purchases of corporate assets	(4,915)	(13,539)
Maturation of debt investments	100,852	—
Other investing activities	(35,877)	(8,457)
Discontinued operations:
Purchases of real estate and deposits related to purchases of real estate	—	(92,286)
Capital expenditures	—	(15,317)
Net cash used in investing activities	(250,591)	(355,969)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt of continuing operations	—	608,756
Principal repayments on non-recourse property debt of continuing operations	(618,111)	(659,538)
Proceeds from term loans	1,150,000	350,000
Repayment of term loan	(350,000)	—
Net repayments of revolving credit facility	(206,144)	(275,000)
Payment of debt issuance costs	(11,124)	(7,197)
Payment of debt extinguishment costs	(42,760)	(11,792)
Repurchases of Common Stock	—	(10,004)
Proceeds from issuance of Common Stock, net	342,132	—
Payment of dividends to holders of Common Stock	(200,624)	(183,003)
Payment of dividends to holders of Preferred Stock	(122)	—
Payment of distributions to noncontrolling interests	(24,287)	(15,863)
Redemptions of noncontrolling interests in the AIR Operating Partnership	(4,045)	(19,355)
Contribution from noncontrolling interests in consolidated real estate partnerships	6,126	463,523
Other financing activities	456	(14,980)
Discontinued operations:
Principal repayments on non-recourse property debt	—	(42,816)
Other financing activities	—	(1,849)
Net cash provided by financing activities	41,497	180,882
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	23,647	90,789
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF DISCONTINUED OPERATIONS	—	1,995
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF CONTINUING OPERATIONS	23,647	92,784
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	73,480	166,541
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$97,127	$259,325

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Buildings and improvements	$5,971,806	$6,127,249
Land	1,329,521	1,341,615
Total real estate	7,301,327	7,468,864
Accumulated depreciation	(2,585,474)	(2,455,505)
Net real estate	4,715,853	5,013,359
Cash and cash equivalents	73,687	44,214
Restricted cash	23,440	29,266
Notes receivable from Aimco	534,127	534,127
Leased real estate assets	466,448	—
Goodwill	32,286	32,286
Other assets	588,668	576,026
Total assets	$6,434,509	$6,229,278

LIABILITIES AND EQUITY
Non-recourse property debt, net	$3,013,913	$3,628,236
Term loans, net	1,143,867	349,164
Revolving credit facility borrowings	78,200	265,600
Total indebtedness	4,235,980	4,243,000
Accrued liabilities and other	610,217	598,736
Total liabilities	4,846,197	4,841,736

Redeemable preferred units	79,377	79,449
Commitments and contingencies (Note 4)
Partners’ capital:
Preferred units	2,000	2,000
General Partner and Special Limited Partner	1,517,944	1,304,851
Limited Partners	57,089	63,185
Partners’ capital attributable to the AIR Operating Partnership	1,577,033	1,370,036
Noncontrolling interests in consolidated real estate partnerships	(68,098)	(61,943)
Total partners’ capital	1,508,935	1,308,093
Total liabilities and partners’ capital	$6,434,509	$6,229,278

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Rental and other property revenues	$190,082	$178,123	$541,533	$545,809
Other revenues	1,695	—	4,990	—
Total revenues	191,777	178,123	546,523	545,809

OPERATING EXPENSES
Property operating expenses	73,925	65,419	203,300	195,340
Depreciation and amortization	81,121	79,264	232,192	239,659
General and administrative expenses	5,875	7,676	15,510	22,731
Other expenses, net	3,816	17,492	9,207	23,139
Total operating expenses	164,737	169,851	460,209	480,869

Interest income	13,432	2,492	45,088	8,784
Interest expense	(37,203)	(44,608)	(145,045)	(125,653)
Gain on derecognition of leased properties and dispositions of real estate	7,127	—	94,512	47,295
Mezzanine investment income, net	—	6,870	—	20,553
Income (loss) from continuing operations before income tax (expense) benefit and discontinued operations	10,396	(26,974)	80,869	15,919
Income tax (expense) benefit	275	(419)	(770)	1,678
Income (loss) from continuing operations	10,671	(27,393)	80,099	17,597
Income from discontinued operations, net of tax	—	2,578	—	9,769
Net income (loss)	10,671	(24,815)	80,099	27,366
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	785	154	3,417	153
Net income (loss) attributable to the AIR Operating Partnership	11,456	(24,661)	83,516	27,519
Net income attributable to the AIR Operating Partnership’s preferred unitholders	(1,646)	(1,687)	(4,946)	(5,415)
Net income attributable to participating securities	(46)	(39)	(149)	(125)
Net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$9,764	$(26,387)	$78,421	$21,979

Earnings (loss) per common unit - basic:
Income (loss) from continuing operations attributable to the AIR Operating Partnership per common unit	$0.06	$(0.23)	$0.49	$0.09
Income (loss) from discontinued operations attributable to the AIR Operating Partnership per common unit	—	0.02	—	0.08
Net income (loss) attributable to the AIR Operating Partnership common unitholders per unit - basic	$0.06	$(0.21)	$0.49	$0.17

Earnings (loss) per common unit - diluted:
Income (loss) from continuing operations attributable to the AIR Operating Partnership per common unit	$0.06	$(0.23)	$0.48	$0.09
Income (loss) from discontinued operations attributable to the AIR Operating Partnership per common unit	—	0.02	—	0.08
Net income (loss) attributable to the AIR Operating Partnership common unitholders per unit - diluted	$0.06	$(0.21)	$0.48	$0.17

Weighted-average common units outstanding – basic	164,603	126,399	161,336	126,440
Weighted-average common units outstanding – diluted	164,999	126,399	161,697	126,547

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$10,671	$(24,815)	$80,099	$27,366
Unrealized losses on available for sale debt securities	—	(243)	(3,251)	(658)
Comprehensive income (loss)	10,671	(25,058)	76,848	26,708
Comprehensive (income) loss attributable to noncontrolling interests	785	154	3,417	153
Comprehensive income (loss) attributable to the AIR Operating Partnership	$11,456	$(24,904)	$80,265	$26,861

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at June 30, 2020	$—	$1,698,012	$79,414	$1,777,426	$(3,190)	$1,774,236
Redemption of AIR Operating Partnership units	—	—	(484)	(484)	—	(484)
Amortization of share-based compensation cost	—	902	1,052	1,954	—	1,954
Effect of changes in ownership of consolidated entities	—	508,709	335	509,044	(61,356)	447,688
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	4,701	4,701
Change in accumulated other comprehensive income (loss)	—	(228)	(15)	(243)	—	(243)
Net income (loss)	—	(25,007)	(1,341)	(26,348)	(31)	(26,379)
Distributions to common unitholders	—	(61,034)	(3,343)	(64,377)	—	(64,377)
Distributions to noncontrolling interests	—	—	—	—	(70)	(70)
Other, net	—	37	—	37	(266)	(229)
Balances at September 30, 2020	$—	$2,121,391	$75,618	$2,197,009	$(60,212)	$2,136,797

Balances at June 30, 2021	$2,000	$1,576,899	$60,388	$1,639,287	$(67,531)	$1,571,756
Issuance of common partnership units to AIR, net	—	(31)	—	(31)	—	(31)
Redemption of AIR Operating Partnership units	—	6,283	(6,708)	(425)	—	(425)
Amortization of share-based compensation cost	—	409	992	1,401	—	1,401
Effect of changes in ownership of consolidated entities	—	(5,423)	5,653	230	—	230
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	4,128	4,128
Net income (loss)	—	9,378	475	9,853	(785)	9,068
Distributions to common unitholders	—	(69,051)	(3,481)	(72,532)	—	(72,532)
Distributions to preferred unitholders		(43)	—	(43)	—	(43)
Distributions to noncontrolling interests	—	—	—	—	(3,910)	(3,910)
Other, net	—	(477)	(230)	(707)	—	(707)
Balances at September 30, 2021	$2,000	$1,517,944	$57,089	$1,577,033	$(68,098)	$1,508,935

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Nine Months Ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2019	$—	$1,780,649	$83,442	$1,864,091	$(3,296)	$1,860,795
Repurchases of common partnership units held by AIR's Predecessor	—	(10,004)	—	(10,004)	—	(10,004)
Redemption of common partnership units	—	5,137	(6,876)	(1,739)	—	(1,739)
Amortization of share-based compensation cost	—	3,911	3,154	7,065	—	7,065
Effect of changes in ownership of consolidated entities	—	504,361	4,647	509,008	(61,320)	447,688
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	4,701	4,701
Cumulative effect of a change in accounting principle	—	(277)	—	(277)	—	(277)
Change in accumulated other comprehensive income (loss)	—	(616)	(42)	(658)	—	(658)
Net income (loss)	—	20,970	1,134	22,104	194	22,298
Distributions to common unitholders	—	(182,893)	(9,841)	(192,734)	—	(192,734)
Distributions to noncontrolling interests	—	—	—	—	(178)	(178)
Other, net	—	153	—	153	(313)	(160)
Balances at September 30, 2020	$—	$2,121,391	$75,618	$2,197,009	$(60,212)	$2,136,797

Balances at December 31, 2020	$2,000	$1,304,851	$63,185	$1,370,036	$(61,943)	$1,308,093
Issuance of common partnership units to AIR, net	—	342,132	—	342,132	—	342,132
Redemption of AIR Operating Partnership units	—	8,240	(12,217)	(3,977)	—	(3,977)
Amortization of share-based compensation cost	—	2,953	2,975	5,928	—	5,928
Effect of changes in ownership of consolidated entities	—	(9,846)	10,076	230	—	230
Contribution from noncontrolling interest in consolidated real estate partnerships	—	—	—	—	6,126	6,126
Change in accumulated other comprehensive income (loss)	—	(3,039)	(212)	(3,251)	—	(3,251)
Net income (loss)	—	74,740	3,966	78,706	(3,417)	75,289
Distributions to common unitholders	—	(200,327)	(10,684)	(211,011)	—	(211,011)
Distributions to preferred unitholders	—	(136)	—	(136)	—	(136)
Distributions to noncontrolling interests	—	—	—	—	(8,744)	(8,744)
Other, net	—	(1,624)	—	(1,624)	(120)	(1,744)
Balances at September 30, 2021	$2,000	$1,517,944	$57,089	$1,577,033	$(68,098)	$1,508,935

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$80,099	$27,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232,192	239,659
Gain on derecognition of leased properties and dispositions of real estate	(94,512)	(47,295)
Income tax expense (benefit)	770	(1,678)
Other non-cash adjustments, net	10,645	10,988
Discontinued operations:
Depreciation and amortization	—	56,755
Income tax benefit	—	(6,181)
Other non-cash adjustments, net	—	720
Net changes in operating assets and operating liabilities	(41,286)	(14,458)
Loss on extinguishment of debt	44,833	—
Net cash provided by operating activities	232,741	265,876
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(225,526)	(6,287)
Capital expenditures	(130,877)	(256,952)
Proceeds from dispositions of real estate	45,752	36,869
Purchases of corporate assets	(4,915)	(13,539)
Maturation of debt investments	100,852	—
Other investing activities	(35,877)	(8,457)
Discontinued operations:
Purchases of real estate and deposits related to purchases of real estate	—	(92,286)
Capital expenditures	—	(15,317)
Net cash used in investing activities	(250,591)	(355,969)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt of continuing operations	—	608,756
Principal repayments on non-recourse property debt of continuing operations	(618,111)	(659,538)
Proceeds from term loans	1,150,000	350,000
Repayment of term loan	(350,000)	—
Net repayments of revolving credit facility	(206,144)	(275,000)
Payment of debt issuance costs	(11,124)	(7,197)
Payment of debt extinguishment costs	(42,760)	(11,792)
Repurchases of common partnership units held by General Partner and Special Limited Partner	—	(10,004)
Proceeds from issuance of common partnership units to AIR, net	342,132	—
Payment of distributions to General Partner and Special Limited Partner	(200,624)	(183,003)
Payment of distributions to Limited Partners	(10,739)	(10,136)
Payment of distributions to preferred units	(4,932)	(5,415)
Payment of distributions to noncontrolling interests	(8,738)	(312)
Redemption of common and preferred units	(4,045)	(19,355)
Contributions from noncontrolling interests in consolidated real estate partnerships	6,126	463,523
Other financing activities	456	(14,980)
Discontinued operations:
Principal repayments on non-recourse property debt	—	(42,816)
Other financing activities	—	(1,849)
Net cash provided by financing activities	41,497	180,882
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	23,647	90,789
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF DISCONTINUED OPERATIONS	—	1,995
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF CONTINUING OPERATIONS	23,647	92,784
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	73,480	166,541
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$97,127	$259,325

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 1 — Basis of Presentation and Organization

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Apartment Income REIT Corp. (“AIR”), Apartment Income REIT, L.P. (“AIR Operating Partnership”) and their consolidated subsidiaries. On July 7, 2021, AIR Operating Partnership changed its name from “AIMCO Properties, L.P.” to “Apartment Income REIT, L.P.” The AIR Operating Partnership’s condensed consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

We own and operate a portfolio of apartment communities, diversified by both geography and price point, in 12 states and the District of Columbia. As of September 30, 2021, our portfolio included 95 apartment communities with 26,364 apartment homes in which we held an average ownership of approximately 93%. We also have four properties leased to Aimco for redevelopment and development.

Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of September 30, 2021, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 168,215,225 common OP Units outstanding. As of September 30, 2021, AIR owned 156,983,542 of the common OP Units of the AIR Operating Partnership and AIR had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock. AIR’s ownership of the total common OP Units outstanding represents a 93.3% legal interest in the AIR Operating Partnership and a 95.2% economic interest.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate a variable interest entity (“VIE”), in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

Redeemable Preferred OP Units

As described in Note 5, the preferred OP Units may be redeemed at the holder’s option and are therefore presented within temporary equity in AIR’s condensed consolidated balance sheets and within temporary capital in the AIR Operating Partnership’s condensed consolidated balance sheets. The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units (in thousands):

Balance at December 31, 2020	$79,449
Preferred distributions	(4,810)
Redemption of preferred units	(72)
Net income	4,810
Balance at September 30, 2021	$79,377

The AIR Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of September 30, 2021 and December 31, 2020, the AIR Operating Partnership had 2,935,920 and 2,938,802 redeemable preferred OP Units, respectively, issued and outstanding. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit.

Revenue from Leases

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents and tenants primarily for utility reimbursements. Our total lease income, included in continuing operations, was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed lease income	$176,388	$165,559	$505,400	$514,640
Variable lease income	12,953	11,995	34,589	32,829
Straight-line rent write-off (1)	—	—	—	(2,850)
Total lease income	$189,341	$177,554	$539,989	$544,619

(1)
We monitor the collectability of all unpaid rent amounts. The onset of COVID-19 and the anticipated economic slowdown resulted in a $2.9 million write-off of accrued straight-line rent during the nine months ended September 30, 2020.

Please see Note 9 for discussion of our sales-type leases, which are excluded from the table above.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Reclassifications and Revisions

As previously stated in Note 1, the financial results for the three and nine months ended September 30, 2020, include the financial results of AIR’s Predecessor, and the financial results attributable to the apartment communities retained by Aimco in the Separation are presented as discontinued operations.

Recent Accounting Pronouncements

On August 5, 2020, the Financial Accounting Standards Board issued ASU 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, and affects the diluted earnings per share calculation for instruments that may be settled in cash or shares, which is effective for us on January 1, 2022. Adoption of the standard requires changes to be made retrospectively. Our preferred OP Units are subject to the new standard, which will require us to include our preferred OP Units in the calculation of dilutive securities. We have evaluated the impact of this standard and do not anticipate the adoption will have a material impact to our consolidated financial statements.

Note 3 — Significant Transactions

Apartment Community Acquisitions

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

In October of 2021, we acquired a portfolio of four properties located in the Washington, D.C. area, with 1,400 apartment homes and 84,000 square feet of office and commercial space, for an expected purchase price of approximately $510 million, consisting of $259 million of existing property debt, an expected issuance of $128 million in OP Units, and $122 million borrowed on the revolving credit facility.

Apartment Community Dispositions

During the three and nine months ended September 30, 2021, we sold one apartment community with 58 homes for a gain on disposition of $7.1 million.

During the three months ended September 30, 2020, we sold no apartment communities. During the nine months ended September 30, 2020, we sold one apartment community with 219 apartment homes for a gain on disposition of $47.2 million.

Subsequent to September 30, 2021, we received $32.2 million in non-refundable deposits on 15 communities expected to be sold for approximately $470 million in the fourth quarter.

In October 2021, we entered into a joint venture with an affiliate of Blackstone to sell, for approximately $408 million, an expected 80% interest in three multi-family properties with 1,748 units located in Virginia. AIR is the general partner with an expected 20% ownership, and earns various fees for providing property management and corporate services.

New Credit Facility

On April 14, 2021, we obtained a $1.4 billion unsecured credit facility (the “Credit Facility”), replacing the previous $950 million facility. The facility is comprised of a revolving credit facility of $600 million and variable rate term loans of $800 million.

The revolving credit facility currently bears interest at a 30-day LIBOR plus 0.90% and allows for an additional one basis point margin reduction if certain environmental, social, and governance targets are achieved. The term of the revolving credit facility ends on April 14, 2025, with two six-month extension options.

Proceeds from the term loans were used to repay our previous $350 million term loan; to repay $213 million of property debt; and to reduce borrowings on our revolving credit facility. The term loans bear interest at a 30-day LIBOR plus 1.00%, with a LIBOR floor of 0.00%. The effective interest on outstanding borrowings on our term loans was 1.6%.

The term loans mature on the following schedule:

•
$150 million maturing on December 15, 2023, with two one-year extension options;
•
$300 million maturing on December 15, 2024, with a one-year extension option;
•
$150 million maturing on December 15, 2025; and
•
$200 million maturing on April 14, 2026.

Under our revolving credit facility we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. We believe we are in compliance with these covenants as of September 30, 2021.

As of September 30, 2021, we had $78.2 million of outstanding borrowings under our revolving credit facility and had capacity to borrow up to $517.8 million after consideration of undrawn letters of credit backed by the facility. The effective interest on our outstanding borrowings was 1.5% as of September 30, 2021.

Equity Issuance

On April 23, 2021, we issued and sold 7.825 million shares of our Class A Common Stock for $43.766 per share in a private placement to a large global real estate-focused investment firm and received cash proceeds of $342.2 million, net of fees. Proceeds raised were used to repay $318.4 million of property debt with a weighted-average interest rate of 4.6%. Prepayment penalties incurred in connection with the debt repayment totaled $33.8 million and are included in interest expense on our condensed consolidated statements of operations.

July Term Loan

On July 15, 2021, we secured a new $350.0 million term loan. The loan matures on July 14, 2022, includes a six month extension option, and currently bears interest at a 30-day LIBOR plus 0.95% with a 0.00% LIBOR floor. Proceeds from the loan were used to repay borrowings on our revolving credit facility.

Note 4 — Commitments and Contingencies

During the three months ended September 30, 2021, we incurred casualty losses due to Hurricane Ida induced flooding in downtown Philadelphia causing damage to our Park Towne Place apartment community. The loss is currently estimated to be $5.1 million and is included in property operating expenses in our condensed consolidated statements of operations. We anticipate this loss will be covered by our third-party insurance coverage.

Legal Matters

In addition to the matters described below, we are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which are covered by our general liability insurance program, and none of which we expect to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

For claims arising from matters that occurred prior to the Separation, Aimco is responsible for the first $17.5 million of cumulative legal and environmental liabilities incurred and the AIR Operating Partnership is responsible for any such liabilities in excess of $17.5 million. As of September 30, 2021, we have a receivable from Aimco related to the indemnification of approximately $7 million.

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

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of September 30, 2021, are immaterial to our condensed consolidated financial statements.

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

In our condensed consolidated statements of operations, noncontrolling interest in consolidated real estate partnerships is related to both continuing and discontinued operations. For purposes of our earnings (loss) per share calculation, we have appropriately allocated the noncontrolling interest in consolidated real estate partnerships for the three and nine months ended September 30, 2020. Please see Note 9 for detail of noncontrolling interest in consolidated real estate partnerships associated with discontinued operations.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings (loss) per share and per unit are as follows (in thousands, except per share and per unit data):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (loss) per share:
Net income (loss) attributable to AIR common stockholders	$9,289	156,646	$0.06	$74,455	153,289	$0.49
Diluted earnings (loss) per share:
Effect of dilutive securities	—	396	—	—	361	(0.01)
Net income (loss) attributable to AIR common stockholders	$9,289	157,042	$0.06	$74,455	153,650	$0.48

Non-dilutive share equivalents outstanding		7,958			8,093

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (loss) per share:
Income from continuing operations attributable to AIR	$(27,746)	119,967	$(0.23)	$10,735	119,957	$0.09
Income from discontinued operations attributable to AIR	2,700	119,967	0.02	10,110	119,957	0.08
Net income attributable to AIR common stockholders	$(25,046)	119,967	$(0.21)	$20,845	119,957	$0.17
Diluted earnings (loss) per share:
Effect of dilutive securities	—	—	—	—	78	—
Net income (loss) attributable to AIR common stockholders	$(25,046)	119,967	$(0.21)	$20,845	120,035	$0.17

Non-dilutive share equivalents outstanding		9,007			8,337

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic earnings (loss) per unit:
Net income (loss) attributable to the AIR Operating Partnership's common unitholders	$9,764	164,603	$0.06	$78,421	161,336	$0.49
Diluted earnings (loss) per unit:
Effect of dilutive securities	—	396	—	—	361	(0.01)
Net income (loss) attributable to the AIR Operating Partnership's common unitholders	$9,764	164,999	$0.06	$78,421	161,697	$0.48

Non-dilutive partnership unit equivalents outstanding		45			615

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Income (Numerator)	Units (Denominator)	Per Unit Amount	Income (Numerator)	Units (Denominator)	Per Unit Amount
Basic earnings (loss) per unit:
Income from continuing operations attributable to the AIR Operating Partnership	$(29,087)	126,399	$(0.23)	$11,869	126,440	$0.09
Income from discontinued operations attributable to the AIR Operating Partnership	2,700	126,399	0.02	10,110	126,440	0.08
Net income attributable to the AIR Operating Partnership's common unitholders	$(26,387)	126,399	$(0.21)	$21,979	126,440	$0.17
Diluted earnings (loss) per unit:
Effect of dilutive securities	—	—	—	—	107	—
Net income (loss) attributable to the AIR Operating Partnership's common unitholders	$(26,387)	126,399	$(0.21)	$21,979	126,547	$0.17

Non-dilutive partnership unit equivalents outstanding		2,220			1,596

The AIR Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The AIR Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of September 30, 2021, these preferred OP Units were potentially redeemable for approximately 1.6 million shares of Common Stock (based on the period end market price) or cash. The AIR Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above.

Dividends and distributions paid per share of Common Stock and per common unit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividends and distributions paid	$0.44	$0.41	$1.30	$1.23

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

The following table summarizes fair value for our AFS debt securities and our interest rate option (in thousands):

	As of September 30, 2021				As of December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
AFS debt securities	$—	$—	$—	$—	$100,151	$—	$100,151	$—
Interest rate option	$25,617	$—	$25,617	$—	$13,177	$—	$13,177	$—

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

Financial Assets and Liabilities Not Measured at Fair Value

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their fair value as of September 30, 2021, and December 31, 2020, due to their relatively short-term nature and high probability of realization. The carrying amounts of notes receivable from Aimco, the term loans, and the revolving credit facility borrowings also approximated their estimated fair value as of September 30, 2021, and December 31, 2020. We estimate the fair value of our non-recourse property debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality, and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of our non-recourse property debt within Level 2 of the GAAP fair value hierarchy based on the significance of certain of the unobservable inputs used to estimate its fair value.

The following table summarizes carrying value and fair value for our non-recourse property debt, excluding debt issuance costs (in thousands):

	As of September 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$3,027,991	$3,128,441	$3,646,093	$3,730,621

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

	September 30, 2021	December 31, 2020
VIEs with interests in apartment communities	5	5
Apartment communities owned by VIEs	16	16
Apartment homes in communities owned by VIEs	5,369	5,369

Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs, excluding those of the AIR Operating Partnership, are summarized in the table below (in thousands):

	September 30, 2021	December 31, 2020
ASSETS:
Net real estate	$1,103,337	$1,125,315
Cash and cash equivalents	30,354	10,548
Restricted cash	2,184	8,818
Other assets	22,927	23,870
LIABILITIES:
Non-recourse property debt secured by AIR communities, net	$1,231,083	$1,278,318
Accrued liabilities and other	38,768	34,038

Unconsolidated Entities

We have an interest in a partnership that owns Parkmerced Apartments, which meets the definition of a VIE. However, we are not the primary beneficiary and do not consolidate this partnership. In connection with the Separation, Aimco was allocated economic ownership of the $275.0 million mezzanine loan investment and option to acquire a 30% equity interest in the partnership. The investment accrues interest at 10% per annum with a five-year term and the right to extend for a second five-year term. Subsequent to the Separation, all risks and rewards of ownership are Aimco’s. As of September 30, 2021, and December 31, 2020, the investment balance of $355.7 million and $307.4 million, respectively, primarily consisting of notes receivable, is included in other assets in AIR’s condensed consolidated balance sheets, as legal transfer is not complete. Since AIR has legally assigned all risks and rewards of ownership to Aimco, there is an equal and offsetting liability included in accrued liabilities and other in AIR’s condensed consolidated balance sheets. Accordingly, there is no net effect on AIR’s shareholders’ equity. During the three and nine months ended September 30, 2020, we recognized $6.9 million and $20.6 million, respectively, of income in connection with the mezzanine loan. The mezzanine investment income was entirely offset by an expense to recognize the requirement that this income be contributed to Aimco.

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

As of September 30, 2021, our Same Store segment included 92 apartment communities with 25,427 apartment homes, and our Other Real Estate segment included three apartment communities with 937 apartment homes.

The following tables present the total revenues, property operating expenses, proportionate property net operating income (loss), and income (loss) from continuing operations before income tax benefit (expense) of our segments on a proportionate basis, excluding amounts related to communities sold or communities included in discontinued operations (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended September 30, 2021:
Total revenues	$162,535	$5,456	$21,647	$2,139	$191,777
Property operating expenses	44,901	2,920	11,643	14,461	73,925
Other operating expenses not allocated to segments (3)	—	—	—	90,812	90,812
Total operating expenses	44,901	2,920	11,643	105,273	164,737
Proportionate property net operating income (loss)	117,634	2,536	10,004	(103,134)	27,040
Other items included in income before income tax benefit (expense) (4)	—	—	—	(16,644)	(16,644)
Income (loss) from continuing operations before income tax benefit (expense)	$117,634	$2,536	$10,004	$(119,778)	$10,396

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine months ended September 30, 2021:
Total revenues	$469,686	$8,255	$61,787	$6,795	$546,523
Property operating expenses	133,983	5,191	32,974	31,152	203,300
Other operating expenses not allocated to segments (3)	—	—	—	256,909	256,909
Total operating expenses	133,983	5,191	32,974	288,061	460,209
Proportionate property net operating income (loss)	335,703	3,064	28,813	(281,266)	86,314
Other items included in income before income tax benefit (expense) (4)	—	—	—	(5,445)	(5,445)
Income (loss) from continuing operations before income tax benefit (expense)	$335,703	$3,064	$28,813	$(286,711)	$80,869

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended September 30, 2020:
Total revenues	$163,003	$1,106	$11,026	$2,988	$178,123
Property operating expenses	47,732	1,242	8,311	8,134	65,419
Other operating expenses not allocated to segments (3)	—	—	—	104,432	104,432
Total operating expenses	47,732	1,242	8,311	112,566	169,851
Proportionate property net operating income (loss)	115,271	(136)	2,715	(109,578)	8,272
Other items included in income before income tax benefit (expense) (4)	—	—	—	(35,246)	(35,246)
Income (loss) from continuing operations before income tax benefit (expense)	$115,271	$(136)	$2,715	$(144,824)	$(26,974)

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine months ended September 30, 2020:
Total revenues	$510,151	$4,274	$24,986	$6,398	$545,809
Property operating expenses	140,115	3,400	21,302	30,523	195,340
Other operating expenses not allocated to segments (3)	—	—	—	285,529	285,529
Total operating expenses	140,115	3,400	21,302	316,052	480,869
Proportionate property net operating income (loss)	370,036	874	3,684	(309,654)	64,940
Other items included in income before income tax benefit (expense) (4)	—	—	—	(49,021)	(49,021)
Income (loss) from continuing operations before income tax benefit (expense)	$370,036	$874	$3,684	$(358,675)	$15,919

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
(2)
Includes the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any. Also includes property management revenues, which are not part of our segment performance measure and property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure. The write-off of straight-line rent receivables, recognized due to the impact of COVID-19 and the resulting economic impact on our commercial tenants, are included in consolidated rental and property revenues and are not included in our measurement of segment performance for the three and nine months ended September 30, 2020.
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

The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	September 30, 2021	December 31, 2020
Same Store	$4,630,357	$4,664,291
Other Real Estate	285,298	82,010
Corporate and other assets (1)	1,518,854	1,482,977
Total consolidated assets	$6,434,509	$6,229,278

(1) Includes the assets not allocated to our segments including: (i) corporate assets; (ii) our notes receivable from Aimco; (iii) our mezzanine loan investment; and (iv) assets of apartment communities which were leased to Aimco, sold, or classified as held for sale as of September 30, 2021.

Capital additions related to our segments were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Same Store	$116,745	$90,838
Other Real Estate (1)	9,583	135,389
Total capital additions	$126,328	$226,227
(1)
For the nine months ended September 30, 2021, Other Real Estate does not include capital additions related to properties leased to Aimco for redevelopment and development.

Note 9 – Discontinued Operations

The financial results attributable to apartment communities retained by the Spinnee for the prior year comparative period have been classified as discontinued operations within the condensed consolidated financial statements.

Summarized results of discontinued operations are shown below (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
REVENUES
Rental and other property revenues	$37,331	$113,005

OPERATING EXPENSES
Property operating expenses	12,770	39,506
Depreciation and amortization	18,985	56,755
Other expenses, net	78	403
Total operating expenses	31,833	96,664

Interest income	548	1,622
Interest expense	(5,911)	(15,004)
Income from unconsolidated real estate partnerships	277	629
Income before income tax benefit	412	3,588
Income tax benefit	2,166	6,181
Income from discontinued operations, net of tax	2,578	9,769
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	122	341
Net income from discontinued operations attributable to Spinnee	$2,700	$10,110

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

During the three and nine months ended September 30, 2021, we recognized revenue of $1.7 million and $5.0 million, respectively, from the Property Management Agreements and Master Services Agreement, all of which is reflected in other revenue in our condensed consolidated statement of operations. In addition, we recognized a reduction to general and administrative expense of $1.1 million and $4.0 million, respectively, from services provided under the Employee Matters Agreement.

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

During 2021, we leased certain properties to Aimco. In accordance with ASC 842, certain of these leases were accounted for as sales-type leases and we recorded a net investment in the leases, equal to the sum of the lease receivable and residual asset, discounted at the rate implicit to the leases. During the nine months ended September 30, 2021, we recognized a gain of $87.1 million, which is equal to the difference in the net investment values and the carrying values of the underlying properties immediately prior to the commencement of each lease. During the three and nine months ended September 30, 2021, we recognized income of $6.5 million and $19.4 million, respectively, on an effective interest basis at a constant rate of return over the term of the applicable leases, which is reflected in interest income in our condensed consolidated statement of operations. Cash income from the leasing agreements was $6.7 million and $19.9 million, respectively, during the three and nine months ended September 30, 2021.

The initial term of each of the leases range from 10 to 25 years. All of the lease payments are triple net basis to the tenant and we have rights in accordance with the individual lease agreements to protect the value of our leased properties. As of September 30, 2021, the aggregate minimum lease payments owed to us for each of the five succeeding years under the sales-type leases is as follows:

2021 (remaining)	$6,270
2022	25,262
2023	25,262
2024	25,262
2025	25,373
Thereafter	730,233
Total lease receivable (1) (2)	$837,662
Add: Unguaranteed residual value	131,580
Less: Discount	(502,794)
Total leased real estate assets	$466,448
(1)
As of September 30, 2021, this amount includes $244.7 million of guaranteed residual value and $593.0 million of remaining cash lease payments.
(2)
The total future minimum lease payments assume that no early termination option is elected after the leased property is stabilized, which is currently expected between January 1, 2024 and January 1, 2025.

In connection with the Separation, we acquired $534 million in notes receivable pledged by a subsidiary of the Spinnee that has an interest in a portfolio of assets. Our notes receivable are subordinate to senior debt outstanding on the portfolio of assets. The notes receivable mature on January 31, 2024, and bear interest at a rate of 5.2% per annum, payable quarterly on January 1, April 1, July 1, and October 1, commencing on April 1, 2021. The notes receivable contain certain representations, warranties, covenants, and events of default and are secured by a pool of properties owned by Aimco. Notes receivable are reported in our condensed consolidated balance sheet at the outstanding principal balance. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in other assets in our condensed consolidated balance sheets. During the three and nine months ended September 30, 2021, we recognized interest income of $6.9 million and $20.8 million, respectively, associated with the notes receivable, which is reflected in interest income in our condensed consolidated statement of operations.

As of September 30, 2021, we have a receivable from Aimco in the amount of approximately $13.5 million, which is recognized in other assets, and a payable to Aimco in the amount of approximately $3 million, which is recognized in accrued liabilities and other in our condensed consolidated balance sheets. The amount receivable from Aimco primarily includes interest income from our notes receivable which was paid in October.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. This Quarterly Report on Form 10-Q contains information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding: the ongoing relationship between AIR and Aimco following the Separation; the payment of dividends and distributions in the future; the impact of the COVID-19 pandemic, including our ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding consumer demand, growth in revenue and strength of other performance metrics and models; the effect of acquisitions and dispositions; expectations regarding sales of our apartment communities and the use of proceeds thereof; the availability and cost of corporate debt; our ability to comply with debt covenants; risks related to the provision of property management services to Aimco and our ability to collect property management related fees; and risks related to the inability to fully collect the notes receivable due from Aimco.

These forward-looking statements are based on management’s current expectations, estimates and assumptions and subject to risks and uncertainties, that could cause actual results to differ materially from such forward-looking statements, including, but not limited to: the effects of the coronavirus pandemic on AIR’s business and on the global and U.S. economies generally, and the ongoing, dynamic and uncertain nature and duration of the pandemic, all of which heightens the impact of the other risks and factors described herein; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing and effects of acquisitions and dispositions; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; loss of key personnel; AIR’s ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by AIR; our relationship with AIMCO after the Separation; the ability and willingness of the parties to the Separation to meet and/or perform their obligations under the related contractual arrangements and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; and the ability to achieve the expected benefits from the Separation. Other risks and uncertainties are described in this Quarterly Report on Form 10-Q, as well as “Risk Factors” in Item 1A of AIR’s and AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2020, and subsequent filings with the SEC. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Executive Overview

AIR provides investors with a simple and transparent way to invest in the multi-family sector with public market liquidity.

AIR is distinctive in five important respects:

•
Efficient: AIR was designed to be the most efficient way to invest in multi-family real estate, as measured by revenue conversion to cash flow, the percent of every revenue dollar available for reinvestment or return to shareholders. AIR has peer leading operating margins and the lowest relative general and administrative expenses.
•
Low Risk: AIR was designed to be low risk relative to peers. Investment risk is mitigated by a portfolio that is diversified by market and price point. Execution risk is mitigated by investing in only stabilized properties. AIR has no entitlement risk, construction risk, lease-up risk, or exposure to supply-chain disruption. Financial risk is mitigated by low leverage, expected to be 5.3x by year-end 2021, as measured by Leverage to EBITDAre.
•
Growth: AIR was designed to have superior growth, achieved organically through superior revenue conversion and externally through implementing our operating platform at acquired communities.
•
Shareholder friendly: AIR was designed to be shareholder friendly, with peer leading general and administrative expenses.
•
ESG: AIR has been named a Top Workplace in Colorado for nine consecutive years. Assuming the election of the three new nominees, AIR’s Board of Directors will be refreshed and diverse. The eight independent directors will have an average tenure of three years.

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

The Separation

For financial reporting purposes, GAAP requires that Aimco is presented as the predecessor (“AIR’s Predecessor”) for AIR’s financial statements. As a result, unless otherwise stated, financial results prior to the Separation on December 15, 2020 include the financial results of AIR’s Predecessor. The financial results prior to the Separation attributable to the apartment communities retained by Aimco are presented as discontinued operations and are excluded from our property net operating income (“NOI”).

Operational Excellence

We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point. As of September 30, 2021, our portfolio included 95 apartment communities with 26,364 apartment homes in which we held an average ownership of approximately 93%.

Same Store highlights for the third quarter include:

•
Recognition of 98.6% of all residential revenue billed during the quarter;
•
Average daily occupancy (“ADO”) of 96.6%, a year-over-year increase of approximately 330 basis points due primarily to AIR’s recovery efforts since the onset of COVID-19;
•
For leases signed during the quarter (“signed leases”), renewal rents increased by 8.8% and new lease rents increased by 11.0%, for a weighted-average increase of 10.0%; and
•
For leases becoming effective during the quarter (“transacted leases”), renewal rents increased by 7.1% and signed new lease rents increased by 8.0%, for a weighted-average increase of 7.6%.

Same Store Markets

Market conditions continued to be strong in the third quarter, exceeding our expectations from the beginning of the year, and our revised expectations after a strong second quarter. The trend of strengthening lease growth rates continued through the third quarter, as weighted-average signed lease changes have trended upwards for 12 consecutive months.

As anticipated, occupancy increased sharply as we completed peak leasing season, with average daily occupancy increasing from 95.4% in the second quarter to 96.6% in the third quarter, including 97.4% in September.

In addition to average daily occupancy, we also use “leased percentage” as a metric predictive of future occupancy. “Leased percentage” is defined as occupied apartments plus apartments leased but not yet occupied and less apartments occupied where the resident has given notice of intent to vacate the apartment. During the quarter, the percentage of apartment homes currently leased increased from 93.1% to 97.5%. Our leased percentage is now 600 basis points ahead of 2020 and 300 basis points ahead of the third quarter of 2019. As a result, we see occupancy remaining at or above current levels through the first quarter of 2022.

Portfolio Management

Our portfolio of apartment communities is diversified across primarily “A” and “B” price points, averaging “B/B+” in quality, and is also diversified across several of the largest markets in the United States. After the properties being sold and the properties acquired this year, our portfolio will be higher quality, require lower recurring capital replacement spending, and have a greater allocation to states with greater economic growth and a more reliable rule of law. We measure the quality of apartment communities in our portfolio based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance data and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of local market average; and as “B” quality apartment communities those earning rents between 90% and 125% of local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of local market average rents. Although some companies and analysts within the multi-family real estate industry use apartment community quality ratings of “A” and “B, some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the period for which local market rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multi-family real estate industry.

We expect to improve the quality of our portfolio by allocating investment capital to enhance rent growth and increase long-term capital values through routine investments in property upgrades (such as upgrading kitchens, bathrooms and other interior design aspects) and through portfolio design, emphasizing land value as well as location and submarket.

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

Transactions

Dispositions

During the three months ended September 30, 2021, we sold one apartment community located in Elmhurst, Illinois, with 58 apartment homes at a price of $40 million. Net sales proceeds from this transaction were $39.9 million.

AIR is under contract to sell four Washington, D.C. area communities with 976 apartment homes and 11 properties in New York City for total consideration of approximately $470 million, all of which are expected to close in the fourth quarter.

Subsequent to quarter end, we entered into a joint venture with an affiliate of Blackstone to sell, for approximately $408 million, an expected 80% interest in three multi-family properties with 1,748 units located in Virginia. AIR is the general partner with an expected 20% ownership, and earns various fees for providing property management and corporate services.

Additionally, we are in contract negotiations on an additional $800 million of properties located primarily in select markets in California.

In aggregate, the completed and under contract sales are expected to generate gross proceeds of approximately $1.7 billion and are valued at an implied NOI cap rate of 4.36%, based on forecasted 2021 NOI and inclusive of fees expected to be earned from the joint venture. The communities are being sold at a 15% premium to their estimated 2020 fair market value, pre-COVID.

Acquisitions

Subsequent to quarter end, we acquired a portfolio of four properties located in the Washington, D.C. area, with 1,400 apartment homes and 84,000 square feet of office and commercial space, for an expected purchase price of approximately $510 million. The communities acquired are:

•
Vaughan Place, located in Washington, D.C., with 389 apartment homes and 52,000 square feet of office and commercial space. Sixteen of these homes remain subject to the Tenant Opportunity to Purchase Act ("TOPA"); if not ultimately acquired, our purchase price will be reduced by approximately $6.4 million;
•
Residences at Capital Crescent Trail, located in Bethesda, MD, with 258 apartment homes;
•
North Park, located in Chevy Chase, MD, with 310 apartment homes;
•
Huntington Gateway, located in Alexandria, VA, with 443 apartment homes and 32,000 square feet of office and commercial space; and
•
Two vacant land parcels adjacent to the Residences at Capital Crescent Trail, suitable for development of 498 additional apartment homes, and valued at approximately $20 million. AIR does not expect to undertake the development of these parcels but rather expects to sell or lease the land to a third-party developer.

The acquisition was initially funded with $259 million of existing property debt, an expected issuance of $128 million in OP Units, and $122 million borrowed on the AIR revolving credit facility. On a permanent basis, AIR expects to fund the acquisition with approximately 75% equity and 25% debt.

The paired trade of selling communities in New York and locations in the suburban Washington, D.C. area to acquire these four communities is expected to be somewhat accretive to FFO per share in 2022.

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

Our leverage includes our share of long-term, non-recourse property debt encumbering our apartment communities, together with outstanding borrowings under our revolving credit facility, our term loans, and our preferred equity. We have notes receivable from Aimco with an aggregate principal amount of $534 million. The notes will mature on January 31, 2024, and are secured by a pool of properties owned by Aimco. We consider the notes a reduction of leverage as we expect proceeds to be used to repay loan amounts currently outstanding.

Please see the Liquidity and Capital Resources section for additional information regarding our leverage.

On Track Leverage Reduction

We target Net Leverage to Adjusted EBITDAre at 5.5x, with a range between 5.0x and 6.0x.

Our leverage ratios for the three months ended September 30, 2021 are presented below:

Annualized Current Quarter
Proportionate Debt to Adjusted EBITDAre	6.9x
Net Leverage to Adjusted EBITDAre	7.1x

Please see the Leverage Ratios subsection of the Non-GAAP Measures section for further information about the calculation of our leverage ratios.

The net proceeds from the sales activity and property acquisitions described above, and our debt refinancing is expected to result in the following:

	Sources & Uses	Estimated Yield	FFO Impact
Estimated gross proceeds	$1,715,000	4.36%	$(74,774)
Transaction costs (~2% of gross proceeds) and transfer taxes (~0.5%) of gross proceeds	(43,500)		—
Prepayment penalties on debt repaid to facilitate sales	(31,500)		—
Prepayment penalties on other debt prepaid (1)	(148,408)		—
Net Proceeds	1,491,592		(74,774)

Acquisition equity funded through paired trades (2)	434,500	5.20%	22,594
Property debt repaid	1,057,091	3.72%	39,324
Property debt refinancing (3)	—		3,648
Uses of Net Proceeds	1,491,591		65,566

Net FFO impact before investment of incremental proceeds			(9,208)
Investment of incremental proceeds (4)			7,220
Net FFO impact after investment of incremental proceeds			(1,988)

Net FFO impact per share before investment of incremental proceeds			$(0.05)
Net FFO impact per share after investment of incremental proceeds			$(0.01)
(1)
Of the $148 million of estimated prepayment penalties approximately $66 million relates to the mark to market on the debt and the remaining $82 million is an investment in higher future earnings; a $1.8 billion increase in our pool of unencumbered properties; increased financial flexibility; and enhanced access to public debt markets.
(2)
The unlevered yield of the 2021 property acquisitions is expected to be ~4.3%, resulting in an expected levered yield of ~5.2%.
(3)
As part of our deleveraging activities, we are refinancing approximately $275 million of high cost property debt. The effective spread on this refinancing is 130 basis points.

(4)
Assumes the investment of $380 million of incremental proceeds at 4.3%; with a debt cost of 2.4%.

Pro forma expected sales activity, year-end Net Leverage to EBITDAre is expected to be ~5.3x, 0.2x of a turn better than target, providing ~$380 million of capacity to fund future acquisitions.

Liquidity

We use our revolving credit facility for working capital and other short-term purposes and to secure letters of credit. As of September 30, 2021, our share of cash and restricted cash was $80.0 million and we had the capacity to borrow up to $517.8 million under our revolving credit facility, bringing total liquidity to $597.8 million.

We manage our financial flexibility by maintaining an investment grade rating and holding communities that are unencumbered by property debt. AIR has been rated BBB by Standard & Poor’s. As of September 30, 2021, we held unencumbered communities with property debt with an estimated fair market value of approximately $4.2 billion; an increase of 50% from December 31, 2020; pro forma expected sales activity, the value of properties unencumbered by property debt is anticipated to increase to approximately $6.0 billion.

We anticipate seeking an investment grade credit rating from Moody’s. In assigning ratings, Moody’s places significant emphasis on the amount of non-recourse property debt as percentage of the undepreciated book value of a company’s assets. To achieve Moody’s required thresholds, we estimate that a Moody’s investment grade rating will require property debt to approximate $1.8 billion. Pro forma the leverage activities described above; we anticipate that our share of property debt will approximate this target level.

Dividend

On October 26, 2021, our Board of Directors declared a quarterly cash dividend of $0.44 per share of AIR Common Stock. This amount is payable on November 30, 2021, to stockholders of record on November 12, 2021.

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

Our focus on our team and our culture is recognized externally, as well. Out of hundreds of participating companies in 2021, AIR was one of only six recognized as a “Top Workplace” in Colorado for each of the past nine years, and was one of only two real estate companies to receive a BEST award from the Association for Talent Development in recognition of our company-wide success in talent development, marking its third consecutive year receiving this award, and received for the first time the “Top Workplaces 2021” honor from the Washington Post.

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

Financial Highlights

Net income (loss) from continuing operations attributable to common stockholders per common share, on a dilutive basis, increased $0.29 for the three months ended September 30, 2021, due primarily to an increase in interest income, including income earned from leased properties. Net income (loss) from continuing operations attributable to common stockholders per common share, on a dilutive basis, increased $0.40 for the nine months ended September 30, 2021, due primarily to a gain on derecognition of leased properties and higher interest income, offset partially by increased prepayment penalties.

Pro forma FFO per share was $0.56 and $1.58, respectively, for the three and nine months ended September 30, 2021.

Residential Rent Collection Update

We measure residential rent collection as the amount of payments received as a percentage of all residential amounts owed. In the third quarter, we recognized 98.6% of all residential revenue owed during the quarter, treating the balance of 1.4% as bad debt. 2.8% of our residents have extended delinquencies, much of which we expect to collect from the residents based on their high credit scores or to be reimbursed by the State of California. 97.2% of our residents pay rent timely with bad debt under 30 basis points of revenue, a level still somewhat elevated from our historic experience.

As of September 30, 2021, our proportionate share of gross residential accounts receivable was $13.3 million. After consideration of tenant security deposits and reserves for uncollectible amounts, our net exposure is $1.3 million, an amount expected to be collected during the fourth quarter.

73% of the $13.3 million of uncollected accounts receivable relate to California residents. During the quarter, we received $2.7 million from California’s rent relief program. We await the state’s response to an additional $5.2 million of rent relief requests made. We are working with residents to file an additional $3.6 million of claims.

We remain cautiously optimistic that this program will allow us to recover rents uncollected in 2020 or 2021. We expect bad debt expense to decline with the end of emergency ordinances that suspend contractual remedies for non-payment of rent.

Detailed Results of Operations for the Three and Nine Months Ended September 30, 2021, Compared to 2020

Net income (loss) from continuing operations increased by $38.1 million and increased by $62.5 million during the three and nine months ended September 30, 2021, respectively, compared to 2020, as more fully described below.

Property Operations

We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that: (i) are owned and managed by AIR and (ii) had reached a stabilized level of operations. Our Other Real Estate segment includes communities that do not meet the criteria to be classified as Same Store.

As of September 30, 2021, our Same Store segment included 92 apartment communities with 25,427 apartment homes and our Other Real Estate segment included three apartment communities with 937 apartment homes.

Proportionate Property Net Operating Income (Non-GAAP)

Our proportionate share of financial information includes our share of unconsolidated real estate partnerships and excludes the noncontrolling interest partners’ share of consolidated real estate partnerships. We believe proportionate information benefits the users of our financial information by providing the amount of revenues, expenses, assets, liabilities, and other items attributable to our stockholders. Other companies may calculate their proportionate information differently than we do, limiting the usefulness as a comparative measure. Because of these limitations, the non-GAAP proportionate financial information should not be considered in isolation or as a substitute for information included in our financial statements as reported under GAAP.

We use proportionate property NOI to assess the operating performance of our communities, which excludes the results of properties retained by Aimco in connection with the Separation, which are included in discontinued operations. Proportionate property NOI is a non-GAAP measure that reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements, for consolidated communities. Accordingly, the results of operations of our segments discussed below are presented on a proportionate (“Ownership-Effected”) basis. In our condensed consolidated statements of operations, utility reimbursements are included in rental and other property revenues in accordance with GAAP. In September 2020, we formed a joint venture with a passive institutional investor to own a portfolio of 12 multi-family communities in California. In order for both periods to be comparable, we have presented, in addition to the actual historical changes in results of operations of our segments, the property operating results as if the California joint venture had closed at the beginning of the earliest period presented.

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

	Three Months Ended September 30,		Historical Change		Ownership-Effected Change (1)
(in thousands)	2021	2020	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$162,535	$163,003	$(468)	(0.3%)	$9,178	6.0%
Other Real Estate	5,456	1,106	4,350	393.3%	4,350	393.3%
Total	167,991	164,109	3,882	2.4%	13,528	8.8%
Property operating expenses, net of utility reimbursements:
Same Store	44,901	47,732	(2,831)	(5.9%)	(184)	(0.4%)
Other Real Estate	2,920	1,242	1,678	135.1%	1,678	135.1%
Total	47,821	48,974	(1,153)	(2.4%)	1,494	3.2%
Proportionate property net operating income:
Same Store	117,634	115,271	2,363	2.0%	9,362	8.6%
Other Real Estate	2,536	(136)	2,672	(1,964.7%)	2,672	(1,964.7%)
Total	$120,170	$115,135	$5,035	4.4%	$12,034	11.1%
(1)
Reflects the change for the three months ended September 30, 2021 and 2020, as if the California joint venture had closed on July 1, 2020.

For the three months ended September 30, 2021, compared to 2020, after giving effect to the sale of partial interest in certain Same Store communities in the California joint venture, our Same Store proportionate property NOI increased by $9.4 million, or 8.6%. This increase was attributable primarily to a $9.2 million, or 6.0%, increase in rental and other property revenues due to a 330 basis point increase in average daily occupancy and a 40 basis point increase in residential rental rates.

The increase in proportionate property NOI was partially offset by an increase of $0.2 million, or 0.4%, in Same Store property operating expenses.

Other Real Estate proportionate property NOI for the three months ended September 30, 2021, compared to 2020, increased by $2.7 million, due primarily to the June acquisition of City Center on 7th.

	Nine Months Ended September 30,		Historical Change		Ownership-Effected Change (1)
(in thousands)	2021	2020	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$469,686	$510,151	$(40,465)	(7.9%)	$(3,692)	(0.8%)
Other Real Estate	8,255	4,274	3,981	93.1%	3,981	93.1%
Total	477,941	514,425	(36,484)	(7.1%)	289	0.1%
Property operating expenses, net of utility reimbursements:
Same Store	133,983	140,115	(6,132)	(4.4%)	3,229	2.5%
Other Real Estate	5,191	3,400	1,791	52.7%	1,791	52.7%
Total	139,174	143,515	(4,341)	(3.0%)	5,020	3.7%
Proportionate property net operating income:
Same Store	335,703	370,036	(34,333)	(9.3%)	(6,921)	(2.0%)
Other Real Estate	3,064	874	2,190	250.6%	2,190	250.6%
Total	$338,767	$370,910	$(32,143)	(8.7%)	$(4,731)	(1.4%)
(1)
Reflects the change for the nine months ended September 30, 2021 and 2020, as if the California joint venture had closed on January 1, 2020.

For the nine months ended September 30, 2021, compared to 2020, after giving effect to the sale of partial interest in certain Same Store communities in the California joint venture, our Same Store proportionate property NOI decreased by $6.9 million, or 2.0%. This decrease was attributable primarily to a $3.7 million, or 0.8%, decrease in rental and other property revenues due to a 90 basis point decrease in residential rental rates and a 60 basis point increase in bad debt.

The decrease in proportionate property NOI was also attributable to an increase of $3.2 million, or 2.5%, in Same Store property operating expenses. Controllable operating expenses were up $0.4 million, or 0.6%, compared to the nine months ended September 30, 2020, while real estate taxes and insurance costs increased by $1.4 million and $1.3 million, respectively.

Other Real Estate proportionate property NOI for the nine months ended September 30, 2021, compared to 2020, increased by $2.2 million, due primarily to the June acquisition of City Center on 7th.

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

For the three months ended September 30, 2021, compared to 2020, non-segment real estate operations decreased by $7.2 million, due primarily to:

•
$6.5 million of higher casualty losses primarily due to hurricane related flooding in Philadelphia;
•
$1.4 million of lower NOI attributable to sold properties and properties leased to Aimco; and
•
$1.0 million of lower property management expenses; offset partially by
•
$1.7 million of property management revenues recognized during the third quarter related to the management of Aimco communities as a result of the Separation.

For the nine months ended September 30, 2021, compared to 2020, non-segment real estate operations were relatively flat.

Depreciation and Amortization

For the three and nine months ended September 30, 2021, compared to 2020, depreciation and amortization expense was relatively flat.

General and Administrative Expenses

For the three and nine months ended September 30, 2021, compared to 2020, general and administrative expenses decreased by $1.8 million, or 23.5%, and $7.2 million, or 31.8%, respectively, due primarily to lower personnel costs and structural changes made to reflect AIR’s more focused business model.

Other Expenses, Net

Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, and certain non-recurring items. For the three and nine months ended September 30, 2021, compared to 2020, other expenses, net decreased $13.7 million, or 78.2%, and $13.9 million, or 60.2%, respectively, due primarily to costs associated with the Separation included in the prior year and unrealized losses on an interest rate derivative recognized in the prior year.

Interest Income

For the three and nine months ended September 30, 2021, compared to 2020, interest income increased by $10.9 million and $36.3 million, respectively. Interest income for the three and nine months ended September 30, 2021 includes $6.9 million and $20.8 million, respectively, of income associated with our notes receivable from Aimco, and $6.5 million and $19.4 million, respectively, of interest income associated with properties leased to Aimco.

Interest Expense

For the three months ended September 30, 2021, compared to 2020, interest expense decreased by $7.4 million, or 16.6%, due primarily to lower interest expense on property-level debt following refinancing and debt payoff activity.

For the nine months ended September 30, 2021, compared to 2020, interest expense increased by $19.4 million, or 15.4%, primarily due to $44.9 million of prepayment penalties from the early payment of property debt and the write-off of deferred financing costs. This was partially offset by $24.4 million of annual interest savings related to lower debt balances and interest rates.

Through September 30, 2021, we repaid $573.1 million of property debt with a weighted-average interest rate of 4.26%.

Gain on Derecognition of Leased Properties and Dispositions of Real Estate

During the three months ended September 30, 2021, we sold one apartment community with 58 apartment homes for a gain on disposition of $7.1 million and net proceeds of $39.9 million. During the three months ended September 30, 2020, we sold no apartment communities.

During the nine months ended September 30, 2021, we recognized $87.1 million of gain associated with the derecognition of the net book value of the properties leased to Aimco for redevelopment and development and $7.1 million of gain associated with the sale of one apartment community. During the nine months ended September 30, 2020, we sold one apartment community with 219 apartment homes for a gain on disposition of $47.2 million and net proceeds of $36.9 million.

Mezzanine Investment Income, Net

In connection with the Separation, Aimco was allocated economic ownership of the mezzanine loan investment and option to acquire a 30% equity interest in the partnership. Subsequent to the Separation, all risks and rewards of ownership are Aimco’s, but legal transfer is not complete. During the three and nine months ended September 30, 2020, we recognized $6.9 million and $20.6 million, respectively, of income in connection with the mezzanine loan. For the three and nine months ended September 30, 2021, the mezzanine investment income was offset by an expense to recognize the requirement that this income be contributed to Aimco.

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

For the three months ended September 30, 2021, compared to 2020, we recognized income tax benefit of $0.3 million, compared to an income tax provision of $0.4 million during the same period in 2020.

For the nine months ended September 30, 2021, we recognized income tax expense of $0.8 million, compared to an income tax benefit of $1.7 million during the same period in 2020.

Income from Discontinued Operations, Net

For the three and nine months ended September 30, 2020, apartment communities that were included in discontinued operations generated net income of $2.6 million and $9.8 million, respectively.

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

We have entered into leases of existing properties with Aimco for redevelopment and development, which are generally accounted for as sales-type leases in accordance with ASC 842. The terms of such leases range from 10 to 25 years. We are required to estimate the fair value of the leased property for the purposes of lease classification and, for sales-type leases, the rate implicit in the lease. We estimate the fair value of our properties using various estimates and assumptions, the most significant being the capitalization rate. As of September 30, 2021, we have assets recorded reflecting our net investment in such leased properties totaling $466 million. Our net investment includes the present value of lease payments not yet received, the present value of the guaranteed amount of the underlying asset’s residual value at the end of the lease term, and the present value of the unguaranteed amount of the underlying asset’s residual value at the end of the lease term. The present value is determined based on the rate implicit in the lease. The residual value is based on the current estimated fair value of the leased property, adjusted for annual depreciation and cost of inflation. Over the respective lease term, we expect our net investment to be recovered as lease payments are made by Aimco.

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

In computing Pro forma FFO, we made the following adjustments to NAREIT FFO:

•
Prepayment penalties: as a result of refinancing activities in 2021, we incurred debt extinguishment costs and wrote-off capitalized deferred financing costs related to our previous credit facility and the prepayment of debt during the quarter. We excluded such costs from Pro forma FFO because we believe these costs are not representative of future cash flows.
•
Casualty losses: during 2021, we incurred casualty losses due to Hurricane Ida induced flooding in downtown Philadelphia causing damage to our Park Towne Place apartment community. We excluded these costs from Pro forma FFO because of the unusual nature of the weather event that caused the loss. We anticipate this loss will be covered by our third party insurance coverage.
•
Separation and transition related costs: during 2021, we incurred tax, legal and other transition related costs incurred as a result of the separation. We excluded these costs from Pro forma FFO because we believe they are not representative of ongoing operating performance.
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
•
Incremental cash received from leased properties: during 2021, we leased properties to Aimco for redevelopment and development. Due to the terms of these leases, during 2021 cash received exceeded GAAP income. We include the cash lease income in Pro forma FFO.

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

NAREIT FFO and Pro forma FFO are calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Net income (loss) attributable to AIR common stockholders	$9,289	$74,455
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	74,864	213,947
Gain on derecognition of leased properties and dispositions of real estate	(7,127)	(94,512)
Income tax adjustments related to gain on dispositions and other tax-related items	(122)	150
Common noncontrolling interests in AIR OP’s share of above Adjustments	(3,269)	(5,842)
NAREIT FFO attributable to AIR common stockholders	$73,635	$188,198
Adjustments, all net of common noncontrolling interests in AIR Operating Partnership and participating securities:
Prepayment penalties	6,365	43,355
Casualty losses	4,891	4,891
Separation and transition related costs	1,324	3,666
Non-cash straight-line rent	611	1,881
Incremental cash received from leased properties	179	473
Other	190	190
Pro forma FFO	$87,195	$242,654

Weighted-average common shares outstanding – basic	156,646	153,289
Dilutive common share equivalents	396	361
Pro forma shares and dilutive share equivalents used to calculate Pro forma FFO per share	157,042	153,650

Net income (loss) attributable to AIR per common share – diluted	$0.06	$0.48
NAREIT FFO per share – diluted	$0.47	$1.22
Pro forma FFO per share – diluted	$0.56	$1.58

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

The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios, is as follows (in thousands):

September 30, 2021
Total indebtedness	$4,235,980
Adjustments:
Debt issuance costs related to non-recourse property debt and term loans	20,211
Proportionate share adjustments related to debt obligations	(476,772)
Cash and restricted cash	(97,127)
Tenant security deposits included in restricted cash	9,754
Proportionate share adjustments related to cash and restricted cash	7,338
Notes receivable from Aimco	(534,127)
Proportionate Debt	$3,165,257
Perpetual preferred stock	2,000
Preferred noncontrolling interests in AIR Operating Partnership	79,377
Net Leverage	$3,246,634

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

EBITDAre is defined by NAREIT and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. We define Adjusted EBITDAre as EBITDAre adjusted for the effect of the following items:

•
net income attributable to noncontrolling interests in consolidated real estate partnerships and EBITDAre adjustments attributable to noncontrolling interests is excluded to allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry;
•
the income recognized related to our notes receivable from Aimco is excluded as their proceeds are expected to be used to repay current amounts outstanding;
•
the amount by which GAAP rent expense exceeds cash rents for a long-term ground lease for which expense exceeds cash payments until 2076 is excluded. The excess of GAAP rent expense over the cash payments for this lease does not reflect a current obligation that affects our ability to service debt; and
•
the amount by which cash received exceeds GAAP lease income for the properties leased to Aimco for redevelopment and development is included.

The reconciliation of net income to EBITDAre and Adjusted EBITDAre, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended
September 30, 2021
Net income	$10,671
Adjustments:
Interest expense	37,203
Income tax benefit	(275)
Depreciation and amortization	81,121
Gain on derecognition of leased properties and dispositions of real estate	(7,127)
EBITDAre	$121,593
Net loss from continuing operations attributable to noncontrolling interests in consolidated real estate partnerships	785
EBITDAre adjustments attributable to noncontrolling interests	(9,257)
Interest income on notes receivable from Aimco	(6,944)
Pro forma FFO adjustments, net (1)	8,246
Adjusted EBITDAre	$114,423
Annualized Adjusted EBITDAre	$457,692
(1)
Pro forma adjustments, net, includes pro forma adjustments to NAREIT FFO under the heading NAREIT Funds From Operations and Pro forma Funds From Operations, excluding items that are not included in EBITDAre such as prepayment penalties, net and amounts attributable to noncontrolling interest share, a $1.0 million adjustment to normalize heightened short-term incentive compensation, and a $0.3 million adjustment to reflect the disposition of one apartment community during the period as if the transaction closed on July 1, 2021.

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

As of September 30, 2021, our available liquidity was $605.2 million, which consisted of:

•
$73.7 million in cash and cash equivalents;
•
$13.7 million of restricted cash, excluding amounts related to tenant security deposits, which consists primarily of escrows held by lenders for capital additions, property taxes, and insurance; and
•
$517.8 million of available capacity to borrow under our revolving credit facility after consideration of letters of credit.

Additional liquidity may also be provided through property debt financing at properties unencumbered by debt and proceeds from our notes receivable from Aimco. As of September 30, 2021, we held unencumbered communities with property debt with an estimated fair market value of approximately $4.2 billion, an increase of 50% from December 31, 2020.

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

Historically, our primary source of leverage is property-level, non-recourse, long-dated, fixed-rate, amortizing debt. As of September 30, 2021, approximately 66.1% of our total leverage consisted of property-level, non-recourse, long-dated, amortizing debt. As of September 30, 2021, approximately 99.4% of our property-level debt is fixed-rate, which provides a hedge against increases in interest rates, capitalization rates, and inflation. The weighted-average remaining term to maturity of our property-level debt was 8.7 years. On average, 1.8% of our unpaid principal balances will mature each year from 2021 through 2023.

The following table summarizes the payments due under our debt commitments, excluding debt issuance costs, as of September 30, 2021 (in thousands):

	Total	Remaining 2021	1-3 Years (2022-2023)	3-5 Years (2024-2025)	More than Five Years (2026 and Thereafter)
Non-recourse property debt (1)	$3,027,991	$12,910	$268,165	$463,278	$2,283,638
Revolving credit facility borrowings (2)	78,200	—	—	78,200	—
Term loans (3)	1,150,000	—	350,000	600,000	200,000
Total	$4,256,191	$12,910	$618,165	$1,141,478	$2,483,638
(1)
Includes scheduled principal amortization and maturity payments.
(2)
Includes outstanding borrowings on our revolving credit facility assuming repayment at the contractual maturity date.
(3)
Includes outstanding borrowings on our term loans assuming exercise of extension options.

As of September 30, 2021, our preferred equity, which includes outstanding preferred OP Units and outstanding perpetual preferred stock, represented approximately 2.1% of our total leverage. Preferred OP Units are redeemable at the holder’s option and our preferred stock is redeemable by AIR on or after December 15, 2025. For illustrative purposes, we compute the weighted-average maturity of our preferred OP Units assuming a 10-year maturity and our preferred stock assuming it is called at the expiration of the no-call period.

The combination of non-recourse property-level debt, borrowings under our revolving credit facility, our term loans, our preferred OP Units, and our redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage was 7.1 years as of September 30, 2021.

Under our revolving credit facility we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. The financial covenants we are required to maintain include a Maximum Leverage ratio of no greater than 0.60 to 1.00; a Fixed Charge Coverage Ratio of greater than 1.5x, a Maximum Secured Indebtedness to Total Assets ratio of no greater than 0.45 to 1.00 through March 31, 2023, and 0.40 to 1.00 thereafter, and a Maximum Unsecured Leverage ratio no greater than 0.60 to 1.00. We were in compliance with these covenants as of September 30, 2021 and expect to remain in compliance during the next 12 months.

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

Operating Activities

For the nine months ended September 30, 2021, net cash provided by operating activities was $232.7 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the nine months ended September 30, 2021, decreased by $33.1 million compared to the same period in 2020. The decrease was due primarily to lower contribution from our apartment communities, which were negatively impacted by lower residential rental rates and increased bad debt expense, offset partially by higher ADO and a recovery in commercial rents.

Investing Activities

For the nine months ended September 30, 2021, our net cash used in investing activities of $250.6 million consisted primarily of purchases of real estate and capital expenditures, offset partially by the maturation of debt investments.

Capital additions totaled $126.3 million and $226.2 million during the nine months ended September 30, 2021 and 2020, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

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

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows, are presented below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Capital replacements	$23,980	$23,173
Capital improvements	6,717	7,816
Capital enhancements	82,586	19,163
Other capital expenditures	13,045	176,075
Total capital additions	$126,328	$226,227
Plus: additions related to apartment communities sold	2,036	20,144
Consolidated capital additions	$128,364	$246,371
Plus: net change in accrued capital spending from continuing operations	2,513	10,581
Total capital expenditures from continuing operations per condensed consolidated statement of cash flows	$130,877	$256,952

For the nine months ended September 30, 2021 and 2020, we capitalized $1.8 million and $8.6 million of interest costs, respectively, and $12.3 million and $24.4 million of other direct and indirect costs, respectively.

Other capital expenditures decreased by $163.0 million for the nine months ended September 30, 2021, compared to 2020, due primarily to increased spend incurred in 2020 related to the redevelopment and development of properties that have subsequently been leased to Aimco effective January 1, 2021.

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $41.5 million. Our financing cash flow is affected primarily by principal repayments on non-recourse property debt, proceeds from and repayments of our term loans, and the payment of dividends. Cash provided by financing activities for the nine months ended September 30, 2021 decreased by $139.4 million compared to the same period in 2020. The decrease was due primarily to higher principal repayments on non-recourse debt, the repayment of our previous term loan, and repayments on our credit facility, offset partially by proceeds from the April closing of the credit facility and the issuance of Common Stock in a private placement for $342.2 million, net of fees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, on a consolidated basis, we had approximately $14.5 million of variable-rate property-level debt outstanding in addition to $1.2 billion of term loans and $78.2 million of variable-rate borrowings under our revolving credit facility. We estimate that a change in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce or increase interest expense by approximately $1.8 million and $12.4 million, respectively, on an annual basis.

As of September 30, 2021, we had approximately $97.1 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may offset somewhat a change in rates on our variable-rate debt discussed above.

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

Changes in Internal Control Over Financial Reporting

There has been no change in AIR’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, AIR’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes from the risk factors in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

AIR

Unregistered Sales of Equity Securities

From time to time, we may issue shares of Common Stock in exchange for OP Units, defined under The AIR Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. We may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended September 30, 2021, we issued 125,651 shares of Common Stock in exchange for OP Units or limited partnership interests in consolidated real estate partnerships.

The AIR Operating Partnership

Unregistered Sales of Equity Securities

The AIR Operating Partnership did not issue any unregistered OP Units during the three months ended September 30, 2021.

Repurchases of Equity Securities

The AIR Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than AIR have the right to redeem their common OP Units for cash or, at our election, shares of AIR Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended September 30, 2021, approximately 125,651 common OP Units were redeemed in exchange for Common Stock.

The following table summarizes the AIR Operating Partnership’s repurchases, or redemptions in exchange for cash, of common OP Units.

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 ‒ July 31, 2021	1,294	$48.75	N/A	N/A
August 1, 2021 ‒ August 31, 2021	695	$51.24	N/A	N/A
September 1, 2021 ‒ September 30, 2021	4,365	$50.55	N/A	N/A
Total	6,354	$50.26
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

ITEM 5. OTHER INFORMATION

On October 29, 2021, AIR and AIR’s chief executive officer, Terry Considine, entered into an amendment to Mr. Considine’s employment agreement pursuant to which the term of his employment under the agreement was extended by an additional year, through December 31, 2022. Additionally, AIR and Mr. Considine agreed that the compensation earned and payable to Mr. Considine with respect to 2021 and 2022 would be reduced to assist AIR’s achievement of its goal that general and administrative expenses not exceed 0.15% of AIR’s gross asset value, as determined by AIR’s Board of Directors and Mr. Considine.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Charter of Apartment Income REIT Corp. (Exhibit 3.1 to AIR’s Current Report on Form 8-K dated December 15, 2020, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws of Apartment Income REIT Corp. (Exhibit 3.4 to AIR’s Current Report on Form 8-K dated December 15, 2020, is incorporated herein by this reference)

10.1	Seventh Amended and Restated Partnership Agreement of Apartment Income REIT, L.P. (Exhibit 10.1 to AIR’s Current Report on Form 8-K dated July 7, 2021, is incorporated herein by this reference)

10.2

Amendment dated October 29, 2021, to employment agreement between Terry Considine and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.)( Exhibit 10.1 to Aimco’s Current Report on Form 8-K dated December 21, 2017, is incorporated herein by this reference)

31.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Apartment Income REIT Corp.

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

The following materials from AIR’s and the AIR Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statements of equity and partners’ capital; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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

Date: November 2, 2021