Form 10-K
period 2021-12-31
Apartment Income REIT Corp.; Apartment Income REIT, L.P.
filed 2022-03-01
CIK 1820877, 926660

pa

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-39686 (Apartment Income REIT Corp.)

Commission file number 0-24497 (Apartment Income REIT, L.P.)

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

None (Apartment Income REIT Corp.)

Partnership Common Units (Apartment Income REIT, L.P.)

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

Apartment Income REIT Corp.:	Apartment Income REIT, L.P.:

Large accelerated filer	☒	Accelerated filer	☐	Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐	Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐			Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common stock of Apartment Income REIT Corp. held by non-affiliates of Apartment Income REIT Corp. was approximately $7.4 billion based upon the closing price of $47.43 on June 30, 2021.

As of February 23, 2022, there were 157,117,624 shares of Class A Common Stock outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

On December 15, 2020, Apartment Investment and Management Company (“Aimco”) completed the previously announced separation of its business into two, separate and distinct, publicly traded companies, Apartment Income REIT Corp. (“AIR”) and Aimco (the “Separation”).

Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, Aimco is presented as being spun-off from AIR. This presentation is in accordance with accounting principles generally accepted in the United States (“GAAP”). This is due primarily to the relative significance of AIR’s business, as measured in terms of revenue, net income, assets, and other relevant indicators, as compared to Aimco before the Separation. Therefore, AIR is considered the divesting entity and treated as the accounting spinnor, and Aimco is presented as the predecessor for AIR’s financial statements. Unless otherwise stated, financial results prior to the Separation on December 15, 2020, include the financial results of Aimco. The Separation is more fully described in Part I, Item 1. Business.

On July 7, 2021, the operating partnership of AIR (“AIR Operating Partnership”) changed its name from “Aimco Properties, L.P.” to “Apartment Income REIT, L.P.”

This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2021, of AIR, the AIR Operating Partnership, and their consolidated subsidiaries. The AIR Operating Partnership’s consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership and their consolidated subsidiaries, collectively.

AIR, a Maryland corporation, is a self-administered and self-managed real estate investment trust. AIR, through wholly-owned subsidiaries, is the general and special limited partner of the AIR Operating Partnership. As of December 31, 2021, AIR owned approximately 92.1% of the legal interest in the common partnership units of the AIR Operating Partnership and 93.9% of the economic interest in the AIR Operating Partnership. The remaining 7.9% legal interest is owned by third-party limited partners. The legal ownership percentage is based on outstanding common stock and common OP Units, including unvested restricted stock and unvested LTIP units. The economic ownership percentage includes any unvested restricted stock and unvested LTIP units to the extent they are considered participating securities, as defined by GAAP. As the sole general partner of the AIR Operating Partnership, AIR has exclusive control of the AIR Operating Partnership’s day-to-day management.

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

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2021

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. This Annual Report contains information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding: the ongoing relationship between AIR and Aimco following the Separation; the payment of dividends and distributions in the future; the impact of the COVID-19 pandemic, including our ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding consumer demand, growth in revenue and strength of other performance metrics and models; the effect of acquisitions and dispositions; expectations regarding acquisitions as well as sales and joint ventures and the use of proceeds thereof; the availability and cost of corporate debt; our ability to comply with debt covenants; risks related to the provision of property management services to Aimco and our ability to collect property management related fees; and risks related to the inability to fully collect the notes receivable due from Aimco.

These forward-looking statements are based on management’s current expectations, estimates and assumptions and subject to risks and uncertainties, that could cause actual results to differ materially from such forward-looking statements, including, but not limited to: the effects of the COVID-19 pandemic on AIR’s business and on the global and U.S. economies generally, and the ongoing, dynamic and uncertain nature and duration of the pandemic, all of which heightens the impact of the other risks and factors described herein; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including inflation, the pace of job growth, and the level of unemployment; the amount, location, and quality of competitive new housing supply, which may be impacted by global supply chain disruptions; the timing and effects of acquisitions and dispositions; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; loss of key personnel; AIR’s ability to maintain current or meet projected occupancy, rental rate, and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including interest rate changes and the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines, or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by AIR; our relationship with Aimco after the Separation; the ability and willingness of the parties to the Separation to meet and/or perform their obligations under the related contractual arrangements and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation, and liabilities; and the ability to achieve the expected benefits from the Separation. Other risks and uncertainties are described in the section entitled “Risk Factors” described in Item 1A of this Annual Report and subsequent filings with the SEC.

In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and depends on our ability to meet the various requirements imposed by the Code, through actual operating results, distribution levels and diversity of stock ownership.

Certain financial and operating measures found herein and used by management are not defined under GAAP. These measures are defined and reconciled to the most comparable GAAP measures under the Non-GAAP Measures heading and include: NAREIT Funds from Operations, Pro forma Funds from Operations, and the measures used to compute our leverage ratios.

PART I

ITEM 1. BUSINESS

The Company

On December 15, 2020, Apartment Income REIT Corp. (“AIR”) was created when Apartment Investment and Management Company (“Aimco”) completed a pro rata distribution, in which stockholders received one share of AIR common stock for every one share of Aimco common stock held as of the close of business on December 5, 2020. Apartment Income REIT, L.P. (then known as AIMCO Properties, L.P.) (the “AIR Operating Partnership”) also completed the separation, through a pro rata distribution of all of the outstanding common limited partnership units of Aimco OP L.P. (“Aimco Operating Partnership,” and such units, “Aimco OP Units”) to holders of AIR Operating Partnership common limited partnership units and AIR Operating Partnership Class I High Performance partnership units as of the close of business on December 5, 2020. The transactions described in this paragraph are collectively referred to as the “Separation.”

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

We created AIR to be the most efficient and effective way to invest in U.S. multi-family real estate, due to its simplified business model and diversified portfolio of stabilized apartment communities. The Board of Directors has set the following strategic objectives on a go forward basis:

•
Pursue a simple, efficient, and predictable business model
•
Maintain a high quality and diversified portfolio of stabilized multi-family properties
•
Continuously improve on our best in class property operations platform to generate above market organic growth
•
Maintain an efficient cost structure with general and administrative expenses less than or equal to 15 basis points of gross asset value
•
Maintain a flexible, low levered balance sheet
•
Enhance portfolio quality through disciplined approach to capital allocation, targeting highly accretive opportunities on a leverage neutral basis
•
Develop private capital partnerships as an alternative source of equity capital for accretive growth
•
Continued commitment to corporate responsibility with transparent and measurable goals

Many of our investors focus on multiples of Funds From Operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), referred to herein as “NAREIT FFO.” These investors also focus on NAREIT FFO, as adjusted for non-cash, unusual, or non-recurring items. We refer to this metric as Pro forma Funds From Operations (“Pro forma FFO”) and use it as a secondary measure of operational performance.

AIR provides investors with a simple and transparent way to invest in the multi-family sector with public market liquidity.

Our business is organized around four areas of strategic focus: operational excellence; portfolio management; balance sheet; and team and culture. The results from the execution of our strategy are discussed in the Executive Overview in Item 7.

Operational Excellence

We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point. As of December 31, 2021, our portfolio included 84 apartment communities with 26,410 apartment homes in which we held an average ownership of approximately 88%.

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

We seek to improve our property operations by: focusing on retention by delivering world-class customer service; taking advantage of advances in technology; increasing automation; centralizing operational tasks where efficient to do so; standardizing business processes, operational measurements, and internal reporting; and enhancing financial controls over field operations. We focus on the following areas:

•
Customer Satisfaction. Our operating culture is focused on our residents and providing them with a high level of service in a clean, safe, and respectful living environment. We regularly monitor and evaluate our performance by providing customers with numerous opportunities to grade our work. In 2021, we received 62,000 customer grades averaging 4.3 on a five-point scale. We use this customer feedback as a daily management tool. We also publish these customer evaluations online as important and credible information for prospective customers. We have automated certain aspects of our on-site operations to enable current and future residents to interact with us using methods that are efficient and effective for them, such as using artificial intelligence to handle common customer inquiries and the execution of new and renewal leases. In addition, we emphasize the quality of our on-site teammates through recruiting, training, and retention programs, which, with continuous and real-time customer feedback, contributes to improved customer service. We believe that greater customer satisfaction leads to higher resident retention and increased occupancy rates, which in turn leads to increased revenue and reduced costs.
•
Resident Selection and Retention. In our apartment communities, we believe that one’s neighbors are a meaningful part of the customer experience, together with the location of the community and the physical quality of the apartment homes. Part of our property operations strategy is to focus on attracting and retaining stable, credit-worthy residents, and actively cultivating a sense of community among residents so that they are likely to live with us longer. We have explicit criteria for resident selection, which we apply to new and renewal leases, including creditworthiness and behavior in accordance with our apartment community standards, and our written “Good Neighbor Commitment.” Our focus on resident selection and retention has contributed to a decrease of apartment home turnover, from 43.1% in 2020 to 39.7% in 2021.
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
•
Controlling Expenses. Innovation is the foundation of our cost control efforts. Innovative activities we have undertaken include: moving administrative tasks to our shared service center, which reduces costs and allows site teams to focus on sales and service; taking advantage of economies of scale at the corporate level through electronic procurement, which reduces complexity and increases purchasing volume discounts; focusing on life cycle costs by investing in more durable, longer-lived materials, which reduce turn times and costs; and leveraging technology through such items as smart home capabilities, website design, and package lockers, which meet today’s customer preference for self-service. Additionally, our efforts to maximize resident retention through our resident selection process described above has resulted in reduced turn costs. These and other innovations contributed to a growth rate in controllable operating expense, which we define as property expenses less taxes, insurance, and utility expenses, compounding for the past 14 years at an annual rate of negative 0.2%. Our 2021 controllable operating expenses were down 30 basis points compared to 2020.
•
Improving and Maintaining Apartment Community Quality. We believe that the physical condition and amenities of our apartment communities are important factors in our ability to maintain and increase rental rates. We invest in the maintenance and improvement of our communities primarily through: Capital Replacements, which are capital additions made to replace the portion of an apartment community consumed during our ownership; Capital Improvements, which extend the useful life of a community from its condition at our date of purchase; Capital Enhancements, which may include kitchen and bath remodeling, energy conservation projects, and investments in longer-lived materials as described above, all of which do not significantly disrupt property operations; and Initial Capital Expenditures, which are capital additions contemplated in the underwriting of an acquired asset. During 2021, we invested $1,112 per apartment home in Capital Replacements, $371 per apartment home in Capital Improvements, and $3,301 per apartment home in Capital Enhancements. We also invested a total of $10.5 million in Initial Capital Expenditures, which were planned as part of our initial investment in communities acquired in 2021.

Portfolio Management and Quality

We expect to improve the quality of our portfolio by allocating investment capital to enhance rent growth and increase long-term capital values through routine investments in property upgrades (such as upgrading kitchens, bathrooms, and other interior design aspects) and through portfolio design, emphasizing land value as well as location and submarket. We plan to maintain a dynamic capital allocation and market selection process, expecting over time to reallocate our investment to locations with lower public tax burdens, including the southeastern United States and the Mountain West. We target geographic diversification in our portfolio to reduce the volatility of our rental revenue by avoiding undue concentration in any particular market.

Our portfolio of apartment communities is diversified across primarily “A” and “B” price points, averaging “B/B+” in quality, and is also diversified across several of the largest markets in the United States. Please refer to the Executive Overview section in Item 7 for a description of our portfolio quality ratings. As of December 31, 2021, our portfolio was allocated about one-half to “A” rated properties, and about one-half to “B” rated properties.

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

Balance Sheet

We seek to increase financial returns by using leverage with appropriate caution. We limit risk through our balance sheet structure, employing low leverage and primarily long-dated debt. We maintain financial flexibility through ample unused and available credit, holding properties with substantial value unencumbered by property debt, maintaining an investment grade rating, and using partners’ capital when it enhances financial returns or reduces investment risk.

Our leverage includes our share of long-term, non-recourse property debt encumbering our apartment communities, together with outstanding borrowings under our revolving credit facility, our term loans, and our preferred equity. Properties securing our non-recourse property debt have a loan-to-value of approximately 36% as of December 31, 2021. We have notes receivable from Aimco with an aggregate principal amount of $534 million. The notes will mature on January 31, 2024 and are secured by a pool of properties owned by Aimco. We consider the notes a reduction of leverage as we expect proceeds to be used to repay loan amounts currently outstanding.

We target Net Leverage to Adjusted EBITDAre at 5.5x, with a range between 5.0x and 6.0x. As of December 31, 2021, Net Leverage to Adjusted EBITDAre was 6.5x. Pro forma for January 2022 sales activity, Net Leverage to Adjusted EBIDAre is 5.8x. Pro forma for proceeds from additional sales activity expected to close in the first quarter of 2022, Net Leverage to Adjusted EBITDAre is further reduced by 0.5x of a turn to 5.3x.

Excluding the notes receivable from Aimco in our calculation of Net Leverage and the related interest income from our calculation of Adjusted EBITDAre, Net Leverage to EBITDAre was 7.3x as of December 31, 2021 and, Pro forma completion of first quarter 2022 sales, was 6.2x.

Under our revolving credit facility and term loans, we have agreed to maintain a fixed charge coverage ratio of 1.50x. For the year ended December 31, 2021, our Fixed Charge Coverage ratio was 2.60x.

Please refer to the Leverage Ratios subsection to the Non-GAAP Measures section in Item 7 for additional information regarding our leverage ratios.

We use our credit facilities primarily for working capital and other short-term purposes and to secure letters of credit. As of December 31, 2021, our share of cash and restricted cash, excluding amounts related to tenant security deposits, was $81.1 million and we had the capacity to borrow up to $284.6 million under our revolving credit line, bringing total liquidity to $365.7 million.

We manage our financial flexibility by maintaining an investment grade credit rating and holding communities that are unencumbered by property debt. AIR has been rated BBB by Standard & Poor’s. As of December 31, 2021, and excluding properties sold or expected to be sold during the first quarter of 2022, we held unencumbered communities with an estimated fair market value of approximately $8.4 billion, triple the amount from December 31, 2020.

Please refer to the Executive Overview and Liquidity and Capital Resources sections in Item 7 for additional information regarding our balance sheet and liquidity

Competition

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

Taxation

AIR

AIR has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our initial taxable year ended December 31, 2020, and intends to continue to operate in such a manner. Aimco also elected to be taxed as a REIT under the Code. The Code imposes various requirements related to organizational structure, distribution levels, diversity of stock ownership, and certain restrictions with regard to owned assets and categories of income that must be met in order to continue to qualify as a REIT. As a REIT, we are generally not subject to federal and certain state income tax on the net income that we currently distribute to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from an investment in a corporation.

Certain of our operations, or a portion thereof, including property management and risk management are conducted through taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a corporate subsidiary that has elected to be a TRS instead of a REIT and, as such, is subject to United States federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT.

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

Corporate Responsibility

Corporate responsibility is a longstanding priority. We strive for transparency, and continuous improvement, as measured by Global Real Estate Sustainability Benchmark (“GRESB”). We are aligned with the UN Sustainable Development Goals. In 2021, we improved our GRESB scores over 2020 by 21%, including a perfect score in the social metrics and a near perfect score in governance. We have established targets for energy, water, and greenhouse gas reductions, embarked on environmental certifications for our properties, and are implementing resilience strategies including physical and climate risk assessments of the portfolio.

In the energy arena, AIR creates a positive environmental impact though energy management including systematic investments in building systems and SmartRent technology, which provides high and low temperature alerts and water leak detection. Utilities for vacant units are managed automatically, saving 1.9 million kWh of energy since 2019. We have incorporated LED lighting, low flow fixtures, and weatherization projects across the portfolio, and invested $19.2 million in conservation over the last 3 years.

AIR’s corporate philosophy is founded upon solid corporate governance, high ethical standards and professional responsibility. We engage annually with nearly three-quarters of stockholders on ESG matters. We have been awarded for the past several years for board composition by the Women’s Forum of New York, the Women’s Leadership Foundation, and Women on Boards. The Board’s Governance and Corporate Responsibility Committee oversees all ESG activities including political and non-profit contributions. AIR conducts regular Board refreshment and has an intentional balance of different backgrounds and experience.

Human Capital

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

Our teammates are passionate about what we do, both inside and outside of work. We believe in doing whatever it takes to make our residents feel at home. We look at career growth as a jungle gym as well as a ladder, with opportunities to learn and grow in a variety of ways. Approximately 58% of all open manager level positions were filled internally in 2021, compared to a target of 35%, and approximately half of all open positions were filled internally, compared to the target of 40%. We provide both formal and informal training and coaching for teammates at every level of the organization.

As of December 31, 2021, we had approximately 800 teammates, of whom about 600 were at the apartment community level performing on-site functions or at our shared service center performing tasks that have been centralized there, with the balance managing corporate and area functions, including investment and debt transactions, legal, finance and accounting, information systems, human resources, and other support functions. As of December 31, 2021, unions represented approximately 50 of our teammates. We have never experienced a work stoppage and we believe we maintain satisfactory relations with our teammates.

We evaluate team engagement, retention, and efficiency and include those in our goals on which all teammates are compensated. Every teammate is surveyed via a third-party, confidential survey on his or her annual anniversary of employment. The teammate engagement score consists of the average of the responses to the questions that comprise the engagement index, on a scale of 1 to 5, for all teammates who complete the survey during the year. AIR’s overall teammate engagement score from the 2021 Annual Lifecycle Surveys was 4.35, compared to the target of 4.30. With respect to our on-site goal, our primary objective is to maintain a highly engaged, stable workforce at our communities, enhanced by innovations in efficiency, all of which further our strategic objective of maximizing NOI margins. Our on-site teammate engagement score was 4.57, up from 4.50 in 2020. On-site voluntary turnover was 18.3%, up from 15.8% in 2020, and on-site overall turnover was 23.8%, down from 25.0% in 2020.

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

Our team is also focused on making a difference in our local communities through our philanthropic endeavor, AIR Gives. For over 15 years, we have provided the flexibility for teammates to support a nonprofit or initiative that means the most to them. Teammates have 15 hours of paid leave toward volunteering with a nonprofit. Every hour volunteered also provides the teammate with charitable dollars to direct to a nonprofit of choice. Also, through AIR Gives, we award college scholarships to children of teammates. AIR Gives has supported over 640 students of our teammates with more than $1.3 million in scholarships since 2006. We raised $0.4 million from the AIR Gives Charity Golf Tournament in 2021 to benefit the Tragedy Assistance Program for Survivors, Project Sanctuary, and scholarships for students in affordable housing in partnership with the National Leased Housing Association. We also provide financial assistance to AIR teammates experiencing a financial emergency or going through crisis.

A critical element of our culture is a relentless focus on efficiency. We continuously seek to reduce costs through process improvement, innovation, and continued technological investment. We expect this focus will make our properties more productive and also enable our general and administrative expenses, broadly defined, to be lower, as a percentage of our investments (measured by gross asset value), than are our peers. As a result, we expect our stockholders will benefit from a higher percentage of rental revenue being available after all costs for reinvestment in our business or dividends paid to our stockholders.

Our focus on our team and our culture is recognized externally. AIR has been recognized nationally as a “National Top Workplace Winner.” In addition to that national recognition, AIR has previously been recognized as a top workplace in Colorado, the Washington, D.C. area, and the San Francisco Bay area. Specifically in 2021, out of hundreds of participating companies, AIR was one of only six recognized by the Denver Post as a “Top Workplace” in Colorado for each of the past nine years. Also in 2021, AIR was recognized by the Washington Post as a “Top Workplace” in the Washington D.C. area. AIR was also recognized in 2021 (and for the second consecutive year) by the Denver Business Journal as one of the Denver Area’s Healthiest Employers.

COVID-19 and our Team

Impacts of the COVID-19 pandemic and governmental lockdowns continued into 2021. A cross-functional committee continued to lead our efforts to adjust to the changing conditions in order to keep our team and our residents safe.

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

Available Information

The combined Annual Reports on Form 10-K, the combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed by AIR, the AIR Operating Partnership, Aimco, or the Aimco Operating Partnership, and any amendments to any of those reports that were filed with the Securities and Exchange Commission are available free of charge through AIR’s website at www.aircommunities.com and the SEC’s website at www.sec.gov. The information contained on AIR’s website is not incorporated into this Annual Report.

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

Adverse economic and geopolitical conditions, local, regional, national, or international health crises and dislocations in the credit markets could negatively impact our tenants and our operations. For example, the World Health Organization declared COVID-19 to be a pandemic on March 11, 2020. The ongoing COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the COVID-19 pandemic and the governmental measures taken in response continues to evolve.

Factors that have negatively impacted, or would negatively impact, our operations or those of entities in which we hold a partial interest during the COVID-19 pandemic or another health crisis, adverse economic or geopolitical event, or dislocation in the credit market include:

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

Given the ongoing and dynamic nature of the circumstances surrounding the COVID-19 pandemic, it remains challenging to predict the ultimate impact of the COVID-19 pandemic on the global economy, our residents and commercial tenants, our communities, and the operations of entities in which we hold a partial interest, or for how long disruptions are likely to continue. The extent of such impact will depend on developments, which are highly uncertain, rapidly evolving and cannot be predicted, including the ability to contain the virus, the emergence of new COVID-19 variants, the efficacy and availability of vaccines, global supply chain disruptions, the duration of measures implemented in response to the COVID-19 pandemic, and the overall impact of these measures. Such developments, depending on their nature, duration, and intensity, could have a material adverse effect on our operating results and financial condition. The COVID-19 pandemic also may have the effect of heightening many of the other risks described below.

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

•
the general economic climate, including the impact of international hostilities and unrest;
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

Our apartment communities and the apartment communities we manage compete for residents with other housing alternatives, including other rental apartments and condominiums, and, to a lesser degree, single-family homes that are available for rent, as well as new and existing condominiums, and single-family homes for sale. Competitive residential housing, as well as household formation and job creation in a particular area, could adversely affect our ability to lease apartment homes and to increase or maintain rental rates.

Because real estate investments are relatively illiquid, we may not be able to sell apartment communities when appropriate.

Real estate investments are relatively illiquid and generally cannot be sold quickly. REIT tax rules may also restrict our ability to sell apartment communities. Thus, we may not be able to change our portfolio promptly in response to changes in economic or other market conditions. Our ability to dispose of apartment communities in the future will depend on prevailing economic and market conditions, including the cost and availability of financing. This could have a material adverse effect on our financial condition or results of operations.

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

Under the Americans with Disabilities Act of 1990 (“ADA”), all places intended to be used by the public are required to meet certain federal requirements related to access and use by disabled persons. The Fair Housing Amendments Act of 1988 (“FHAA”) requires apartment communities first occupied after March 13, 1991, to comply with design and construction requirements for disabled access. For those apartment communities receiving federal funds, the Rehabilitation Act of 1973 also has requirements regarding disabled access. These and other federal, state, and local laws may require structural modifications to our apartment communities or changes in policy/practice or affect renovations of the communities. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our apartment communities are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA, the FHAA, and the Rehabilitation Act of 1973 in connection with the ongoing operation of our apartment communities and the apartment communities we manage.

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

We depend on our senior management.

Our success and our ability to implement and manage anticipated future growth depend, in large part, upon the efforts of our senior management team, who have extensive market knowledge and relationships, and exercise substantial influence over our operational, financing, acquisition, and disposition activity. Members of our senior management team have national or regional industry reputations that attract business and investment opportunities and assist us in negotiations with lenders, existing and potential tenants, and other industry participants. The loss of services of one or more members of our senior management team, or our inability to attract and retain similarly qualified personnel, could adversely affect our business, diminish our investment opportunities, and weaken our relationships with lenders, business partners, existing and prospective tenants, and industry participants, which could adversely affect our financial condition, results of operations, cash flow, per share trading price of AIR Common Stock, and ability to make distributions to our stockholders.

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

Despite system redundancy, risk transfer, insurance, indemnification, the implementation of security measures, our required teammate awareness training, and the existence of a disaster recovery plan for our internal information technology systems, our systems, and systems maintained by third-party vendors with which we do business, are vulnerable to damage from any number of sources. We face risks associated with energy blackouts, natural disasters, terrorism, war, telecommunication failures, and cyberattacks and intrusions, such as computer viruses, malware, attachments to emails, intrusion, and unauthorized access, including from persons inside our organization or from persons outside our organization with access to our systems. We may also incur additional costs to remedy damages caused by such disruptions. Although we make efforts to maintain the security and integrity of our systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information (which may be confidential, proprietary, or commercially sensitive in nature), and a loss of confidence in our security measures, which could harm our business.

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

Contracts for redevelopment and development services create risk for non-performance.

From time to time, we may choose to contract with Aimco or another qualified party to develop or redevelop properties. If Aimco or such another qualified party is unsuccessful in redeveloping or developing properties and fails to perform under our agreements with it, it could have an impact on our ability to grow our portfolio and to acquire stabilized properties at prices favorable to us, which could have a material adverse effect on our financial condition and results of operations.

Investments through joint ventures involve risks not present in investments in which we are the sole investor.

We have in the past and may in the future acquire properties in, or contribute or sell properties to, joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We may choose to do so to access opportunities, or more often, to source equity capital at a lower cost than our alternatives.

These investments involve risks including, but not limited to, the possibility the other partners may have business, economic, or other objectives which are inconsistent with ours. In addition, the other partners may have the ability to take or force action (or withhold consent that may be required to take actions) contrary to our requests. In general, we structure such agreements with our partners so that we have full authority to use our expertise to make operating decisions.

Also, our partners might become insolvent or fail to make capital contributions when due, which may require us to contribute additional capital. In such event, the additional capital contributed is most often on favorable terms. In general, we and our partners may each have the right to trigger a buy-sell or other similar arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner’s interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm’s length marketing process and could cause us to recognize unanticipated capital gains or losses or the loss of fee income. Each joint venture agreement is individually negotiated and our ability to operate, finance, or dispose of properties and interests in such joint ventures in our sole discretion may be limited to varying degrees depending on the terms of the applicable joint venture agreement. We are also subject to other risks in connection with joint ventures, including (i) a deadlock if we and our partner are unable to agree upon certain major and other decisions (which could result in litigation or disposing of an asset at a time at which we otherwise would not sell the asset), and (ii) limitations on our ability to liquidate our position in the joint venture without the consent of the other partner.

“Sale of assets” provisions, such as in our Master Leasing Agreement, may have the effect of discouraging, delaying, or preventing the sale of our properties.

Upon the occurrence of a sale of all or substantially all of our assets, as specified in our Master Leasing Agreement, Aimco will have the right to terminate the Master Leasing Agreement. The ability for Aimco to terminate the Master Leasing Agreement upon a sale of all or substantially all of our assets may have the effect of discouraging, delaying, or preventing the sale of our properties, even if the sale of our properties would be beneficial to our stockholders.

There may be, or there may be the appearance of, conflicts of interest in our relationship with Aimco.

The Separation was designed to minimize conflicts of interest between AIR and Aimco. Additionally, to provide direct oversight, AIR's board of directors has formed the AIR-AIV Transactions Committee to oversee prospective transactions between the two companies to ensure they are on arm’s length terms. The Aimco Board of Directors has formed a similar committee.

Although AIR and Aimco each have an independent board of directors and independent management and are incentivized to make decisions that are in the best interests of its respective business, Mr. Considine serves on both AIR’s and Aimco’s boards of directors. In addition, as part of the Separation, AIR and Aimco entered into the Employee Matters Agreement, which provides that Mr. Considine will continue to serve Aimco with specific responsibilities through the balance of 2022 to support the establishment and growth of the Aimco business, reporting directly to the Aimco board of directors. Mr. Considine does not serve on the AIR-AIV Transactions Committee and will recuse himself from voting as a member of either board of directors during the approval or disapproval of any transactions between the two companies.

Aimco and AIR have chosen different lines of business, but the agreements between Aimco and AIR generally do not limit or restrict Aimco or its affiliates from engaging in any business or managing other entities that engage in business of the type conducted by us. Although AIR and Aimco do not generally engage in the same business, Aimco and its affiliates may in the future determine to manage apartment communities and other real estate assets, some of which may be in close proximity to certain of our apartment communities, or increase its ownership of stabilized apartment communities. Certain business opportunities appropriate for us may also in the future be appropriate for Aimco or its affiliates, and we may compete with Aimco for certain business opportunities. This may cause us to compete with Aimco for business opportunities or result in a change in our current business strategy. In order to reduce such conflicts, Aimco has granted AIR options to purchase stabilized apartment properties acquired by Aimco.

Actual, potential, or perceived conflicts could give rise to investor dissatisfaction, settlements with stockholders, litigation or regulatory inquiries or enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual, or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities, and a resulting increased risk of litigation and regulatory enforcement actions.

Our business could be negatively affected as a result of the actions of activist stockholders.

Publicly traded companies have increasingly become subject to campaigns by investors advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. Given our stockholder composition and other factors, it is possible our stockholders or future activist stockholders may attempt to effect such changes. Responding to proxy contests and other actions by such activist stockholders or others would be costly and time-consuming, disrupt our operations and divert the attention of our board of directors and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of the board of directors may lead to the perception of a change in the direction of the business, instability, or lack of continuity, which may be exploited by our competitors, cause concern to our current or potential lenders, partners, or others with whom we do business, and make it more difficult to attract and retain qualified personnel.

Risks Related to Our Indebtedness and Financing

Our debt financing could result in foreclosure resulting in a loss of income and value, prevent us from making distributions on our equity, or otherwise adversely affect our liquidity.

We have a revolving credit facility and two term loan credit facilities, each of which may be secured by assets of, or guaranteed by, certain subsidiaries of AIR, including our operating partnership, Apartment Income REIT, L.P. Over time, we may become party to one or more additional financing arrangements, including credit facilities or other bank debt, and bonds.

In connection with such financing arrangements, we are subject to the risk that: (i) our cash flow from operations will be insufficient to make required payments of principal and interest; (ii) our indebtedness may not be refinanced; or (iii) the terms of any refinancing will not be as favorable as the terms of then-existing indebtedness. If we are unable to make required payments of principal and interest or are unable to refinance at maturity on favorable terms, or at all, the lenders could foreclose on the collateral securing that debt, resulting in the loss to us of income and asset value.

We also anticipate that certain of our subsidiaries will maintain a certain amount of secured property-level indebtedness. If we fail to make required payments of principal and interest on our mortgage debt, our lenders could foreclose on the apartment communities and other collateral securing such debt, resulting in the loss to us of income and asset value.

Our organizational documents do not limit the amount of debt that we may incur. Payments of principal and interest may leave us with insufficient cash resources to operate our communities or pay distributions required to maintain AIR’s qualification as a REIT.

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

If our ability to obtain financing is adversely affected, we may be unable to satisfy scheduled maturities on existing financing through other sources of liquidity, which could result in lender foreclosure, resulting in loss of income and asset value, both of which would adversely affect our liquidity.

Increases in interest rates would increase our interest expense and reduce our profitability.

As of December 31, 2021, we had approximately $1.5 billion of variable-rate indebtedness outstanding. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would increase interest expense by $15.1 million on an annual basis. We estimate that a decrease in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce interest expense by, a lesser amount, $4.8 million on an annual basis, due to the existence of LIBOR floors in certain of our floating rate debt agreements.

As of December 31, 2021, we had $92.7 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate indebtedness discussed above.

The phasing out of LIBOR could adversely affect our business, operating results, and financial condition.

In March 2021, the Financial Conduct Authority, which regulates LIBOR, announced that all LIBOR settings will either cease to be provided or no longer be representative (i) immediately after December 31, 2021, in the case of the one-week and two-month U.S. dollar LIBOR terms and all sterling, euro, Swiss franc, and Japanese yen settings, and (ii) immediately after June 30, 2023, in the case of the overnight, one-, three-, six-, and 12-month U.S. dollar LIBOR terms. In 2018, the Alternative Reference Rates Committee identified the Secured Overnight Financing Rate (“SOFR”) as the alternative to LIBOR. However, uncertainty exists in the markets as to the adoption and implementation of alternative reference rates, and whether or not SOFR attains market traction as a LIBOR replacement remains a question. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other regulatory reforms that may be enacted in the United Kingdom or elsewhere. Due to the broad use of LIBOR as a reference rate, all financial market participants, including us, are impacted by the risks associated with this transition. Certain of our debt agreements, including or revolving credit facility and two term loan credit facilities, bear interest at rates that are calculated based, in part, on LIBOR. Accordingly, the phase-out of LIBOR and any other related changes or reforms could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results, and cash flows.

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

Following the Separation, we and Aimco are two focused and independent companies. We may not be able to achieve some or all of the benefits that we expect to achieve as a company independent from Aimco in the time we expect, if at all. For instance, it may take longer than anticipated for us to, or we may never, succeed in growing our business through the acquisition of stabilized apartment communities or through our active management strategies.

The Separation could give rise to disputes or other unfavorable effects, which could materially and adversely affect our business, financial position, or results of operations.

In connection with the Separation, we entered into a Separation and Distribution Agreement with Aimco, effective as of December 15, 2020 (the “Separation Agreement”), which, among other things, contains the agreements among the parties regarding the principal transactions that were necessary to effect the Separation. It also sets forth other agreements that govern certain aspects of the parties’ ongoing relationship after the Separation. The Separation may lead to increased operating and other expenses, of both a nonrecurring and a recurring nature, and to changes to certain operations, which expenses or changes could arise pursuant to arrangements made between Aimco and us or could trigger contractual rights of, and obligations to, third parties. Disputes with third parties could also arise out of these transactions, and we could experience unfavorable reactions to the Separation from our teammates, lenders, ratings agencies, regulators, or other interested parties. These increased expenses, changes to operations, disputes with third parties, or other effects could materially and adversely affect our business, financial position, or results of operations. In addition, disputes with Aimco could arise in connection with each of the Separation Agreement, the Employee Matters Agreement, the Property Management Agreements, the Master Services Agreement, the Master Leasing Agreement, or other agreements.

Although we have endeavored to enter into agreements on market terms, our Separation-related agreements with Aimco may not reflect terms that would have resulted from arm’s-length negotiations with unaffiliated third parties.

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

Furthermore, if Aimco failed to remain qualified as a REIT for its 2020 or 2021 taxable year, and AIR is deemed to be a “successor” of Aimco under Section 856 of the Code, then AIR may also fail to qualify as a REIT. AIR can provide no assurance that Aimco qualified as a REIT for its 2020 and 2021 taxable years.

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

Even as a REIT, AIR may be subject to United States federal income and excise taxes in various situations, such as on its undistributed income. AIR could also be required to pay a 100% tax on any net income on non-arm’s-length transactions between AIR and a taxable REIT subsidiary (“TRS”) and on any net income from sales of apartment communities that were held for sale primarily in the ordinary course of business. State and local tax laws may not conform to the United States federal income tax treatment, and AIR may be subject to state or local taxation in various state or local jurisdictions in which AIR transacts business. Any taxes imposed on AIR would reduce our operating cash flow and net income and could negatively impact our ability to pay dividends and distributions.

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

The tax on prohibited transactions could limit our ability to engage in certain transactions which would be treated as prohibited transactions for U.S. federal income tax purposes.

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property that is held primarily for sale to customers in the ordinary course of our trade or business. We might be subject to this tax if we were to dispose of our property in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes.

We have conducted, and intend to continue to conduct, our operations so that no asset that we own (or that we treat as being owned) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales at the REIT level, even though the sales might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe harbor provisions of the Code that would prevent such treatment. The 100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to prevent prohibited transaction characterization.

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

We may own equity interests in entities that own certain apartment communities that benefit from governmental programs intended to provide housing to people with low or moderate incomes. These programs, which are usually administered by the United States Department of Housing and Urban Development (“HUD”), or state housing finance agencies, typically provide one or more of the following: mortgage insurance, favorable financing terms, tax-exempt interest, historic or low-income housing tax credits, or rental assistance payments to the apartment community owners. As a condition of the receipt of assistance under these programs, the apartment communities must comply with various requirements, which typically limit rents to pre-approved amounts and limit our choice of residents to those with incomes at or below certain levels. Failure to comply with these requirements may result in financial penalties or loss of benefits. We will likely be required to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted apartment community. We may not always receive such approval.

Risks Related to AIR Common Stock

We cannot guarantee the timing, amount, or payment of dividends on AIR Common Stock.

We are required to distribute annually to holders of AIR Common Stock at least 90% of our “real estate investment trust taxable income,” which is generally equivalent to net taxable ordinary income (and may be all cash or a combination of cash and stock satisfying the requirements of applicable law). Our board of directors will determine the amount of, and declare, our dividends. Our board of directors’ decisions regarding the payment of dividends will depend on many factors, such as REIT distribution requirements, current market conditions, liquidity needs, other uses of cash, such as for deleveraging and accretive investment activities, and other factors that it deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and access the capital markets. We cannot guarantee that we will pay a dividend in the future.

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

AIR’s charter provides for restrictions on ownership and transfer of AIR’s shares of capital stock, including certain restrictions that, subject to certain exceptions, will prevent any person from beneficially or constructively owning more than (i) 8.7% (or 15% in the case of certain pension trusts, registered investment companies, and the initial holder, Terry Considine), by value or number of shares, whichever is more restrictive, of the outstanding shares of AIR Common Stock, or (ii) 8.7% (or 15% in the case of certain pension trusts, registered investment companies, and the initial holder, Terry Considine) in aggregate value of the outstanding shares of all classes and series of AIR capital stock, including AIR Common Stock and any AIR preferred stock. The charter also prohibits anyone from buying shares of AIR’s capital stock if the purchase would result in AIR losing its REIT status. This could happen if a transaction results in five or fewer individuals (applying certain attribution rules of the Code) owning 50% or more of the value of all of AIR’s shares of capital stock or in fewer than 100 persons owning all of AIR’s shares of capital stock.

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

The 8.7% and other ownership limits discussed above may have the effect of delaying or precluding acquisition by a third-party of control of AIR without the consent of AIR’s Board of Directors. AIR’s charter authorizes its Board of Directors to issue up to 1,022,175,000 shares of capital stock, consisting of 1,021,175,000 shares of common stock and 1,000,000 shares of preferred stock. As of December 31, 2021, 156,998,367 shares of common stock and 20 shares of preferred stock were outstanding. Under AIR’s charter, its Board of Directors has the authority to classify and reclassify any of AIR’s unissued shares of capital stock into shares of capital stock by setting or changing in any one or more respects the preferences, conversion or other rights, voting power restrictions, limitations as to dividends, qualifications, or terms or conditions of redemptions as the AIR Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of AIR, where there is a difference of opinion between the AIR Board of Directors and others as to what is in AIR’s stockholders’ best interests.

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

AIR has opted out of the provisions of MUTA that allow for board classification without stockholder approval.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Additional information about our consolidated real estate, including property debt, is contained in “Schedule III – Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K.

Our portfolio is diversified by price point and geography, with a mix of urban and suburban submarkets, and consists of market rate apartment communities in which we own a substantial interest. Our portfolio includes garden style, mid-rise, and high-rise apartment communities located in 12 states and the District of Columbia. Our portfolio strategy seeks predictable rent growth from a portfolio of apartment communities diversified among some of the largest markets in the United States. The following table sets forth information on the apartment communities in our portfolio as of December 31, 2021:

	Number of Apartment Communities	Number of Apartment Homes	Average Economic Ownership
Bay Area	9	2,212	75%
Boston	11	2,462	100%
Denver	7	2,026	98%
Greater Washington, D.C.	11	5,645	75%
Los Angeles	13	4,347	80%
Miami	6	2,425	100%
Philadelphia	9	2,748	97%
San Diego	9	3,051	94%
Other markets	9	1,494	100%
Total portfolio (1)	84	26,410	88%
(1)
Total portfolio represents the number of apartment communities we owned an equity interest in.

As of December 31, 2021, on a consolidated basis, our apartment communities contained, on average, 314 apartment homes, with the largest community containing 2,113 apartment homes. These apartment communities offer residents a range of amenities, including resort pools with cabanas, grills, clubhouses, spas, fitness centers, package lockers, dog parks, and large open spaces. Many of the apartment homes offer features such as granite countertops, wood flooring, stainless steel appliances, fireplaces, spacious closets, washer and dryer connections, balconies, and patios.

As of December 31, 2021, apartment communities in our portfolio were encumbered by, in aggregate, $2.3 billion of property debt with a weighted-average interest rate of 3.2% and a weighted-average maturity of 8.5 years. The apartment communities collateralizing this non-recourse property debt have an estimated aggregate fair value $6.4 billion.

AIR stockholder share of the consolidated property debt is $1.9 billion, with a weighted-average interest rate of 3.2% and a weighted-average maturity of 8.7 years. The apartment communities collateralizing this non-recourse property debt, on the same ownership adjusted basis, is $5.1 billion.

As of December 31, 2021 and excluding properties sold or expected to be sold during the first quarter of 2022, we held, on an ownership adjusted basis, unencumbered apartment communities with an estimated fair value of approximately $8.4 billion.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal matters included in Note 7 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. In addition to the matters referred to in Note 7, we are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which are covered by our general liability insurance program, and none of which we expect to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

AIR

AIR’s Common Stock is listed and traded on the NYSE under the symbol “AIRC.”

On February 23, 2022, there were 157,117,624 shares of Common Stock outstanding, held by 729 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Unregistered Sales of Equity Securities

From time to time, we may issue shares of Common Stock in exchange for OP Units, defined under The AIR Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. Please refer to Note 9 to the consolidated financial statements in Item 8 for further discussion of such exchanges. We may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended December 31, 2021, we issued 1,883 shares of Common Stock in exchange for OP Units.

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

On February 23, 2022, there were 169,680,388 common partnership units and equivalents outstanding (157,117,624 of which were held by AIR) that were held by 2,217 unitholders of record.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2021, the AIR Operating Partnership issued 2,455,648 common OP Units as partial consideration for the acquisition of four apartment communities located in the Washington, D.C. area. The common OP Units were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Repurchases of Equity Securities

The AIR Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than AIR have the right to redeem their common OP Units for cash or, at our election, shares of AIR Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended December 31, 2021, 1,883 OP Units were redeemed for shares of our Common Stock.

The following table summarizes the AIR Operating Partnership’s repurchases or redemptions of common OP Units in exchange for cash:

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under Plans or Programs
October 1 – October 31, 2021	5,954	$49.73	N/A	N/A
November 1 – November 30, 2021	14,522	$51.79	N/A	N/A
December 1 – December 31, 2021	242,099	$52.88	N/A	N/A
Total	262,575	$52.75

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

Stockholders receiving any dividend, whether payable in cash or cash and shares of AIR Common Stock, will be required to include the full amount of such dividend as ordinary income to the extent of AIR’s current and accumulated earnings and profits, as determined for United States federal income tax purposes for the year of such dividend, and may be required to pay income taxes with respect to such dividend in excess of the cash dividends received. With respect to certain non-United States stockholders, AIR may be required to withhold United States tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in Common Stock.

The Board of Directors of the AIR Operating Partnership’s general partner determines and declares distributions on OP Units. AIR, through wholly-owned subsidiaries, is the general and special limited partner of the AIR Operating Partnership. As of December 31, 2021, AIR owned approximately 92.1% of the legal interest in the common partnership units of the AIR Operating Partnership and 93.9% of the economic interest in the AIR Operating Partnership. The legal ownership percentage is based on outstanding common stock and common OP Units, including unvested restricted stock and unvested LTIP units. The economic ownership percentage includes any unvested restricted stock and unvested LTIP units to the extent they are considered participating securities, as defined by GAAP.

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

Performance Graph

The following graph compares cumulative total returns for AIR’s Common Stock, the MSCI US REIT Index, the NAREIT Equity Apartments Index, and the Standard & Poor’s 400 Total Return Index (“S&P MidCap 400 Index”). The MSCI US REIT Index is published by Morgan Stanley Capital International Inc., a provider of equity indices. The NAREIT Equity Apartments Index is published by Nareit, a representative of real estate investment trusts and publicly traded real estate companies with interests in United States real estate and capital markets. The MSCI US REIT Index reflects total stockholder return for a broad range of REITs and the NAREIT Equity Apartments Index provides a more direct multi-family peer comparison of total stockholder return. The indices are weighted for all companies that fit the definitional criteria of the particular index and are calculated to exclude companies as they are acquired and to add companies to the index calculation as they become publicly traded companies. All companies that fit the definitional criteria and existed at the point in time presented are included in the index calculations. The graph assumes the investment of $100 in AIR’s Common Stock and in each index on December 15, 2020, the day AIRC began trading “regular way,” and that all dividends paid have been reinvested. The historical information set forth below is not necessarily indicative of future performance.

Total Return Performance
200
150
100
50
Index Value
Apartment Income REIT Corp.
MSCI US REIT Index
NAREIT Equity Apartments Index
S&P MidCap 400 Index
12/15/20
12/31/20
12/31/21

Index (1)	December 15, 2020	December 31, 2020	December 31, 2021
Apartment Income REIT Corp.	100.00	101.21	149.57
MSCI US REIT Index	100.00	100.33	143.53
NAREIT Equity Apartments Index	100.00	100.44	164.32
S&P MidCap 400 Index	100.00	100.92	125.91
(1)
Source: S&P Global Market Intelligence © 2022

The Performance Graph will not be deemed to be incorporated by reference into any filing by AIR under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that AIR specifically incorporates the same by reference.

From January 1, 2022 through February 24, 2022, AIR's TSR has outperformed the MSCI US REIT index, the NAREIT Equity Apartments Index, and the S&P MidCap 400 Index, by 540 bps, 230 bps, and 330 bps respectively.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We created AIR to be the most efficient and effective way to invest in U.S. multi-family real estate, due to its simplified business model and diversified portfolio of stabilized apartment communities. The Board of Directors has set the following strategic objectives on a go forward basis:

•
Pursue a simple, efficient, and predictable business model
•
Maintain a high quality and diversified portfolio of stabilized multi-family properties
•
Continuously improve on our best in class property operations platform to generate above market organic growth
•
Maintain an efficient cost structure with general and administrative expenses less than or equal to 15 basis points of gross asset value
•
Maintain a flexible, low levered balance sheet so that AIR is positioned to access the public bond market when doing so makes sense
•
Enhance portfolio quality through disciplined approach to capital allocation; targeting accretive opportunities on a leverage neutral basis
•
Develop private capital partnerships as an alternative source of equity capital for accretive growth
•
Continued commitment to corporate responsibility with transparent and measurable goals

Many of our investors focus on multiples of Funds From Operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), referred to herein as “NAREIT FFO.” These investors also focus on NAREIT FFO, as adjusted for non-cash, unusual, or non-recurring items. We refer to this metric as Pro forma Funds From Operations (“Pro forma FFO”) and use it as a secondary measure of operational performance.

Our business is organized around four areas of strategic focus: operational excellence; portfolio management; balance sheet; and team and culture. The results from the execution of our business plan are further described in the sections that follow.

The Separation

For financial reporting purposes, GAAP requires that Aimco be presented as the predecessor for AIR’s financial statements. As a result, unless otherwise stated, financial results prior to the Separation on December 15, 2020 include the financial results of Aimco. The financial results prior to the Separation attributable to the apartment communities retained by Aimco are presented as discontinued operations and are excluded from our property net operating income.

Operational Excellence

We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point. As of December 31, 2021, our portfolio included 84 apartment communities with 26,410 apartment homes in which we held an average ownership of approximately 88%.

Same Store highlights for the year ended December 31, 2021 include:

•
Recognition of 98.4% of all residential revenue billed during the year, with the balance of 1.6% treated as bad debt;
•
Average daily occupancy (“ADO”) of 96.3%, a year-over-year increase of approximately 150 basis points, due primarily to recovery in the economy and to AIR’s leasing efforts since the onset of COVID-19 and the governmental lockdowns;
•
For leases signed during the year, renewal rents increased by 5.7% and new lease rents increased by 3.9%, for a weighted-average increase of 4.7%;
•
For leases becoming effective during the year, renewal rents increased by 5.3% and signed new lease rents increased by 3.2%, for a weighted-average increase of 4.1%;
•
Net operating income increased by 1.6% compared to 2020; and
•
Controllable operating expenses, which we define as property expenses less real estate taxes, insurance, and utility expenses, declined by 30 basis points compared to 2020.

Same Store Markets

As of December 31, 2021, our Same Store portfolio included 65 apartment communities with 22,040 apartment homes, which comprise approximately 95% of 2021 revenues. Overall results showed a consistent strengthening of the business throughout 2021 that has continued into 2022.

Typically, rental rates soften towards the end of the year due to lower demand than in the peak months of the summer and early fall. In 2021, that trend did not materialize. Demand remained strong, resulting in pricing remaining stable through the end of the year, with full year 2021 new lease rates up 3.2% and renewals up 5.3% from the prior leases.

Consistent with our expectations, full year ADO trended upwards from 94.8% in 2020 to 96.3% in 2021, with January 2022 ADO reaching a record high of 98.4%.

Portfolio Management and Quality

Our portfolio of apartment communities is diversified across primarily “A” and “B” price points, averaging “B/B+” in quality, and is also diversified across several of the largest markets in the United States. During 2021, we exited the Chicago and New York markets and, subsequent to year-end, reduced our exposure to California. We added to our portfolio in Florida through a $223 million acquisition, and improved the quality and location of our Washington, D.C. portfolio through selling some properties and partial interests in others while acquiring four properties, whose NOI growth we expect will exceed market NOI growth by more than 10% during each of the next two years and will exceed that of the properties we sold. Our 2021 portfolio management activities increased our average rents by approximately $150 per home and reduced the portfolio's average age by one year. Our current portfolio is of a higher quality and is expected to require lower recurring capital replacement spending.

We measure the quality of apartment communities in our portfolio based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance data and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of local market average; and as “B” quality apartment communities those earning rents between 90% and 125% of local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of local market average rents. Although some companies and analysts within the multi-family real estate industry use apartment community quality ratings of “A” and “B” , some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the period for which local market rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multi-family real estate industry. As of December 31, 2021, our portfolio was allocated about one-half to “A” rated properties, and about one-half to “B” rated properties.

We expect to improve the quality of our portfolio by allocating investment capital to enhance rent growth and increase long-term capital values through routine investments in property upgrades (such as upgrading kitchens, bathrooms, and other interior design aspects) and through portfolio design, emphasizing land value as well as location and submarket. We plan to maintain a dynamic capital allocation and market selection process, expecting over time to reallocate our investment to locations with lower public tax burdens, including the southeastern United States and the Mountain West. We target geographic diversification in our portfolio to reduce the volatility of our rental revenue by avoiding undue concentration in any particular market.

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

Transactions

Acquisitions

In 2021, we acquired five properties for approximately $730 million, including four properties in the Washington D.C. area and one in Pembroke Pines, Florida, with 2,083 apartment homes. The Washington D.C. acquisition included 84,000 square feet of office and commercial space, and two vacant land parcels suitable for development of 498 additional apartment homes, valued at approximately $20 million. The acquisitions were funded with property sales, the issuance of OP Units, and the assumption of existing property debt. We expect a 4.3% NOI yield in 2022 which is anticipated to approach ~6% by 2024, approximately 130 basis points greater than the properties sold to fund the acquisitions, adding ~$0.04 to FFO per share. This spread is expected to increase over time as the long-term internal rate of return (“IRR”) is expected to be 9.0%, as compared to the IRR of the sold properties of 6.4%, which represents a 40% increase.

Dispositions

During 2021, we sold 16 apartment communities located in New York City, Washington, D.C., and Chicago with 1,395 apartment homes for gross proceeds of $512 million. Net sales proceeds from these transactions were $472 million.

Also during 2021, we formed a joint venture with an affiliate of Blackstone by selling for $408 million an 80% interest in three multi-family properties with 1,748 units located in Virginia. AIR is the general partner with 20% ownership and earns various fees for providing property management and corporate services.

After year end, we sold an additional seven apartment communities located in San Diego, Los Angeles, and the Bay Area for gross proceeds of $507 million. We are under contract to sell an additional $267 million of properties located in Chicago, New York City, and California. In aggregate, the $1.7 billion of property sales are priced at an approximate 15% premium to their estimated 2020 fair market value, pre-COVID, an implied NOI cap rate of 4.3%, and a free cash flow cap rate of 4.0%.

Balance Sheet

Components of Leverage

We seek to increase financial returns by using leverage with appropriate caution. We limit risk through our balance sheet structure, employing low leverage and primarily long-dated debt. We maintain financial flexibility through ample unused and available credit, holding properties with substantial value unencumbered by property debt, maintaining an investment grade rating, and using partners’ capital when it enhances financial returns or reduces investment risk.

Our leverage includes our share of long-term, non-recourse property debt encumbering our apartment communities, together with outstanding borrowings under our revolving credit facility, our term loans, and our preferred equity. Properties securing our non-recourse property debt have a loan-to-value of approximately 36% as of December 31, 2021. We have notes receivable from Aimco with an aggregate principal amount of $534 million. The notes will mature on January 31, 2024 and are secured by a pool of properties owned by Aimco. We consider the notes a reduction of leverage as we expect proceeds to be used to repay loan amounts currently outstanding.

Please see the Liquidity and Capital Resources section for additional information regarding our leverage.

Leverage Targets

We target Net Leverage to Adjusted EBITDAre at 5.5x, with a range between 5.0x and 6.0x. Our leverage ratios for the three months ended December 31, 2021 are presented below:

	Annualized Current Quarter	January 31, 2022 Annualized Current Quarter	Pro forma Completion of First Quarter 2022 Sales Annualized Current Quarter (1)
Proportionate Debt to Adjusted EBITDAre	6.4x	5.6x	5.1x
Net Leverage to Adjusted EBITDAre	6.5x	5.8x	5.3x
(1)
Pro forma for the planned use of net proceeds from the January sales of $507 million and five properties under contract of $267 million.

Excluding the notes receivable from Aimco in our calculation of Net Leverage and including the related interest income in our calculation of Adjusted EBITDAre, Net Leverage to EBITDAre was 7.3x as of December 31, 2021 and, Pro forma completion of first quarter 2022 sales, was 6.2x.

Under our revolving credit facility and term loans, we have agreed to maintain a fixed charge coverage ratio of 1.50x. For the year ended December 31, 2021, our Fixed Charge Coverage ratio was 2.60x.

Please see the Leverage Ratios subsection of the Non-GAAP Measures section for further information about the calculation of our leverage ratios.

Liquidity

We use our credit facilities primarily for working capital and other short-term purposes and to secure letters of credit. As of December 31, 2021, our share of cash and restricted cash, excluding amounts related to tenant security deposits, was $81.1 million and we had the capacity to borrow up to $284.6 million under our revolving credit line, bringing total liquidity to $365.7 million.

We manage our financial flexibility by maintaining an investment grade credit rating and holding communities that are unencumbered by property debt. AIR has been rated BBB by Standard & Poor’s. As of December 31, 2021 and excluding properties sold or expected to be sold during the first quarter of 2022, we held unencumbered communities with an estimated fair market value of approximately $8.4 billion, triple the amount from December 31, 2020.

We anticipate seeking an investment grade credit rating from Moody’s. In assigning ratings, Moody’s places significant emphasis on the amount of non-recourse property debt as percentage of the undepreciated book value of a company’s assets. Pro forma for anticipated first quarter 2022 property sales, we anticipate that our share of property debt will approximate Moody's targets.

Dividend

As planned, AIR’s refreshed tax basis resulted in a tax efficient dividend paid to stockholders. In 2021, AIR's dividend of $1.74 per share was one-third taxable as capital gains, and two-thirds tax-free return of capital, increasing its after-tax yield to taxable investors.

On February 1, 2022, our Board of Directors declared a quarterly cash dividend of $0.45 per share of AIR Common Stock. This amount is payable on February 25, 2022, to stockholders of record on February 17, 2022.

In setting AIR's 2022 dividend, our Board of Directors anticipates targeting a dividend level of approximately 75% of full year FFO per share. We further expect that the after-tax dividend will continue to benefit from AIR's refreshed tax basis.

Corporate Responsibility

Corporate responsibility is a longstanding priority. We strive for transparency and continuous improvement, as measured by GRESB. We are aligned with the UN Sustainable Development Goals. In 2021, we improved our GRESB scores over 2020 by 21%, including a perfect score in the social metrics and a near perfect score in governance. We have established targets for energy, water, and greenhouse gas reductions, embarked on environmental certifications for our properties, and are implementing resilience strategies including physical and climate risk assessments of the portfolio.

In the energy arena, AIR creates a positive environmental impact though energy management including systematic investments in building systems and SmartRent technology, which provides high and low temperature alerts and water leak detection. Utilities for vacant units are managed automatically, saving 1.9 million kWh of energy since 2019. We have incorporated LED lighting, low flow fixtures, and weatherization projects across the portfolio, and invested $19.2 million in conservation over the last 3 years.

AIR’s corporate philosophy is founded upon solid corporate governance, high ethical standards and professional responsibility. We engage annually with nearly three-quarters of stockholders on ESG matters. We have been awarded for the past several years for board composition by the Women’s Forum of New York, the Women’s Leadership Foundation, and Women on Boards. The Board’s Governance and Corporate Responsibility Committee oversees all ESG activities including political and non-profit contributions. AIR conducts regular Board refreshment and has an intentional balance of different backgrounds and experience.

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

Our focus on our team and our culture is recognized externally. AIR has been recognized nationally as a “National Top Workplace Winner.” In addition to that national recognition, AIR has previously been recognized as a top workplace in Colorado, the Washington, D.C. area, and the San Francisco Bay area. Specifically in 2021, out of hundreds of participating companies, AIR was one of only six recognized by the Denver Post as a “Top Workplace” in Colorado for each of the past nine years. Also in 2021, AIR was recognized by the Washington Post as a “Top Workplace” in the Washington D.C. area. AIR was also recognized in 2021 (and for the second consecutive year) by the Denver Business Journal as one of the Denver Area’s Healthiest Employers.

Results of Operations

Because our operating results depend primarily on income from our apartment communities, the supply of and demand for apartments influences our operating results. Additionally, the level of expenses required to operate and maintain our apartment communities and the pace and price at which we acquire and dispose of our apartment communities affects our operating results.

The following discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2021, compared to 2020, should be read in conjunction with the accompanying consolidated financial statements in Item 8. For discussion of the year ended December 31, 2020, compared to 2019, please refer to Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the subheading “Detailed Results of Operations for the Year Ended December 31, 2020, Compared to 2019” included in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations for the Year Ended December 31, 2021, Compared to 2020

Net income from continuing operations was $479.2 million for the year ended December 31, 2021, an increase of $593.8 million compared to a net loss from continuing operations of $114.6 million in 2020, due primarily to the following items:

•
$475.6 million of higher gain on derecognition of leased properties and dispositions of real estate;
•
$88.0 million a non-cash write-off of deferred tax asset balances in 2020,
•
$46.3 million of higher interest income, as further described below; and
•
$47.3 million of loss on impairment of real estate recognized in 2020 versus none in 2021; partially offset by
•
$143.4 million of higher loss on extinguishment of debt, incurred primarily as a result of the early payment of property debt.

Property Operations

We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that: (i) are owned and managed by AIR and (ii) had reached a stabilized level of operations. Our Other Real Estate segment includes the five properties that were acquired in 2021 and four communities that we expect to sell or lease to a third party, but do not yet meet the criteria to be classified as held for sale.

As of December 31, 2021, our Same Store segment included 65 apartment communities with 22,040 apartment homes, our Other Real Estate segment included nine apartment communities with 2,713 apartment homes, and 10 apartment communities with 1,657 apartment homes were classified as held for sale.

Proportionate Property Net Operating Income

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

We use proportionate property NOI to assess the operating performance of our communities, which excludes the results of properties retained by Aimco in connection with the Separation, which are included in discontinued operations. Proportionate property NOI reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements. In our consolidated statements of operations, utility reimbursements are included in rental and other property revenues in accordance with GAAP.

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

	Year Ended December 31,		Historical Change		Change Attributable to Changes in Ownership		Change Excluding Changes in Ownership
(in thousands)	2021	2020	$	%	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$548,554	$582,104	$(33,550)	(5.8%)	$(42,169)	(7.5%)	$8,619	1.7%
Other Real Estate	31,105	15,947	15,158	95.1%	—	—%	15,158	95.1%
Total	579,659	598,051	(18,392)	(3.1%)	(42,169)	(7.5%)	23,777	4.4%
Property operating expenses, net of utility reimbursements:
Same Store	152,528	160,546	(8,018)	(5.0%)	(10,826)	(7.0%)	2,808	2.0%
Other Real Estate	13,542	10,744	2,798	26.0%	—	—%	2,798	26.0%
Total	166,070	171,290	(5,220)	(3.0%)	(10,826)	(7.0%)	5,606	4.0%
Proportionate property net operating income:
Same Store	396,026	421,558	(25,532)	(6.1%)	(31,343)	(7.7%)	5,811	1.6%
Other Real Estate	17,563	5,203	12,360	237.6%	—	—%	12,360	237.6%
Total	$413,589	$426,761	$(13,172)	(3.1%)	$(31,343)	(7.7%)	$18,171	4.6%

For the year ended December 31, 2021, compared to 2020, excluding changes attributable to changes in ownership, our Same Store proportionate property NOI increased by $5.8 million, or 1.6%. This increase was attributable primarily to an $8.6 million, or 1.7%, increase in rental and other property revenues due primarily to a 150 basis point increase in ADO, a 10 basis point decrease in bad debt, and a 50 basis point increase in revenue from commercial tenants. The increase in proportionate property NOI was offset partially by higher Same Store property operating expenses of $2.8 million, driven by a $1.9 million, or 29.2%, increase in insurance expense and a $1.3 million, or 2.2%, increase in real estate taxes, offset partially by a decrease in controllable operating expenses.

Other Real Estate proportionate property NOI increased by $12.4 million for the year ended December 31, 2021, compared to 2020, due primarily to the June 2021 acquisition of City Center on 7th and October 2021 acquisition of four properties located in the Washington, D.C. area.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, and the results of apartment communities sold or held for sale, reported in consolidated amounts, which we do not allocate to our segments for purposes of evaluating segment performance.

For the year ended December 31, 2021, compared to 2020, non-segment real estate operations increased by $4.0 million, due primarily to:

•
$6.8 million of property management revenues recognized during the year related to the management of Aimco communities as a result of the Separation;
•
$2.9 million of write-off of straight-line rent receivables during 2020, due to the economic impact of COVID-19; offset partially by
•
$3.9 million of lower NOI attributable to sold properties and properties leased to Aimco; and
•
$2.5 million of higher casualty losses, net of insurance recoveries, primarily due to hurricane related flooding in Philadelphia.

Depreciation and Amortization

For the year ended December 31, 2021, compared to 2020, depreciation and amortization expense was relatively flat.

General and Administrative Expenses

For the year ended December 31, 2021, compared to 2020, general and administrative (“G&A”) expenses decreased $27.8 million, or 59.9%, due primarily to lower personnel costs; structural changes made to reflect AIR's more focused business model; and Aimco's reimbursement to AIR for services provided by our CEO, of which the GAAP impact was $5.3 million. We anticipate a similar reimbursement in 2022.

If G&A expenses, as defined below, exceeded 15 basis points of gross asset value, our CEO volunteered and AIR accepted his commitment, to reduce his compensation without any adjustment or makeup of any sort. Our CEO did this in the best long-term interest of AIR to maintain investment in other corporate costs while also meeting a goal of efficiency in converting rents to cash available for investment in AIR’s business or payment of cash dividends to our stockholders. Accordingly, during the year ended December 31, 2021, our CEO’s compensation was reduced by $2.5 million. We do not expect the need for such a reduction in 2022.

G&A expenses, for the purpose of this metric, are defined as follows:

•
All costs that are reported as G&A expenses in our consolidated statements of operations, in accordance with GAAP;
•
Plus the depreciation of capitalized costs of non-real estate assets, related to G&A activities. In 2021, these costs were in other expenses, net in our consolidated statements of operations. Starting with AIR’s first quarter 2022 reporting, these costs will be included in G&A expenses in our consolidated statements of operations;
•
Plus property management costs that exceed 3% of property revenues, to eliminate any distortion from allocation of costs;
•
Less asset management fees earned from joint ventures, as asset management fees are paid by joint venture partners in reimbursement of G&A services provided by AIR. In accordance with GAAP, these fees are recorded outside of G&A expenses in our consolidated statements of operations. The California joint venture is consolidated on our balance sheet and accordingly fees earned from this venture are included in the determination of net income (loss) attributable to noncontrolling interests in consolidated real estate partnerships. The Washington D.C. area joint venture is not consolidated on our balance sheet and accordingly fees earned from this venture are included in income from unconsolidated real estate partnerships. Total fees earned from the joint ventures were $4.5 million for the year ended December 31 , 2021.
•
Gross asset value is determined as a weighted average of quarterly estimates. Acquisitions and dispositions are included in the determination of gross asset value in the period the transaction occurs.

Increases in gross asset value, and higher asset management fees are expected to eliminate the need for our CEO to reduce his compensation in 2022 and in future years.

Provision for Real Estate Impairment Loss

During the year ended December 31, 2020, we recognized a non-cash impairment loss on real estate of $47.3 million. We did not recognize any impairment losses during the year ended December 31, 2021.

Other Expenses, Net

Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, and certain non-recurring items.

For the year ended December 31, 2021, compared to 2020, other expenses, net, decreased by $46.6 million, or 63.1%, due primarily to costs associated with the Separation that were substantially lower in 2021.

Interest Income

Interest income for the year ended December 31, 2021, compared to 2020, increased by $46.3 million, which includes $27.8 million of income associated with our notes receivable from Aimco and $26.0 million of rental payments, which GAAP characterizes as interest income associated with properties leased to Aimco.

Interest Expense

For the year ended December 31, 2021, compared to 2020, interest expense decreased by $17.6 million, or 11.9%, primarily due to lower amounts owed and refinancing of higher cost property debt with lower cost corporate borrowings. Through December 31, 2021, we repaid approximately $1.5 billion of property debt with a weighted-average interest rate of 4.06%, and increased corporate debt by $838.4 million.

Loss on Extinguishment of Debt

For the year ended December 31, 2021, compared to 2020, loss on extinguishment of debt increased by $143.4 million, due to prepayment penalties from the early payment of property debt and the write-off of deferred financing costs. During the year ended December 31, 2021, we incurred $156.7 million of debt extinguishment costs from the prepayment of debt. Approximately 60% of the prepayment penalty reflected the mark-to-market on the debt and accelerated future interest expense. The remaining 40%, or $60 million, is an investment in higher future earnings, a $5.6 billion increase in our pool of unencumbered properties and increased financial flexibility.

Gain on Derecognition of Leased Properties and Dispositions of Real Estate

During the year ended December 31, 2021, we recognized $594.9 million of gain on derecognition of leased properties and dispositions of real estate, which primarily consists of: $243.4 million in property sales, $266.4 million in connection with the Washington, D.C. joint venture, and $87.1 million related to the derecognition of assets leased to Aimco.

Apartment communities sold are summarized below (dollars in millions):

	2021	2020
Number of apartment communities sold	16	2
Gross proceeds	$511.5	$185.2
Net proceeds (1)	$471.9	$158.7
(1)
Net proceeds are after repayment of debt, if any, net working capital settlements, payment of transaction costs, and debt prepayment penalties, if applicable.

The apartment communities sold during 2021 were located outside of primary markets or in lower-rated locations within primary markets. The apartment communities sold during 2020 were sold by Aimco prior to the Separation.

Mezzanine Investment Income, net

In connection with the Separation, Aimco was allocated economic ownership of the mezzanine loan investment and option to acquire a 30% equity interest in the partnership. Subsequent to the Separation, all risks and rewards of ownership are Aimco’s. During the year ended December 31, 2020, we recognized $27.6 million of income in connection with the mezzanine loan. For the year ended December 31, 2021, the mezzanine investment income was offset by an expense to recognize the requirement that this income be contributed to Aimco.

Income Tax Benefit (Expense)

Certain of our operations, including property management and risk management, are conducted through taxable REIT subsidiaries (“TRS entities”).

Our income tax (expense) benefit calculated in accordance with GAAP includes income taxes associated with the income or loss of our TRS entities for which the tax consequences have been realized or will be realized in future periods. Income taxes related to these items, as well as changes in valuation allowance, are included in income tax benefit (expense) in our consolidated statements of operations.

For the year ended December 31, 2021, we recognized an income tax benefit of $5.2 million, compared to income tax expense of $95.4 million for the year ended December 31, 2020, due primarily to the conversion of one of our former TRS entities into a REIT in the fourth quarter of 2020, which resulted in the non-cash write-off of deferred tax asset balances.

Income from Discontinued Operations, net of tax

For the year ended December 31, 2020, apartment communities that were included in discontinued operations generated net income of $11.2 million.

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

In computing Pro forma FFO, we made the following adjustments to NAREIT FFO:

•
Prepayment penalties, net: Pro forma adjustments include $148 million of debt extinguishment costs from the prepayment of debt. Approximately 60% of the prepayment penalty reflected the mark-to-market on the debt and accelerated future interest expense. The remaining 40%, or $60 million, is an investment in higher future earnings, a $5.6 billion increase in our pool of unencumbered properties and increased financial flexibility. We excluded such costs from Pro forma FFO because we believe these costs are not representative of future cash flows.
•
Tax adjustment: we challenged the methodology previously used to value net operating loss carrybacks at our TRS entity. As a result of the revised tax position, we expect to receive $9.7 million in refunds. This amount has been recorded as a receivable and was excluded from Pro forma FFO, due to the unusual and non-recurring nature of the refund.
•
Separation and transition related costs: during 2021, we incurred tax, legal, and other transition related costs and wrote off costs associated with redevelopment projects we no longer intend to pursue as a result of the Separation. We excluded these costs from Pro forma FFO because we believe they are not representative of ongoing operating performance.
•
Casualty losses: during 2021, we incurred casualty losses, net of insurance recoveries, due to Hurricane Ida-induced flooding in downtown Philadelphia causing damage to our Park Towne Place apartment community. We excluded these costs from Pro forma FFO because of the unusual nature of the weather event.
•
Non-cash straight-line rent: in 2018, we assumed a 99-year ground lease with scheduled rent increases. Due to the terms of the lease, GAAP rent expense will exceed cash rent payments until 2076. We include the cash rent payments for this ground lease in Pro forma FFO but exclude the incremental straight-line non-cash rent expense. The rent expense for this lease is included in other expenses, net, in our consolidated statements of operations.
•
Incremental cash received from leased properties: during 2021, we leased properties to Aimco. Due to the terms of these leases, during 2021 cash received exceeded GAAP income. We include the cash lease income in Pro forma FFO.

NAREIT FFO and Pro forma FFO should not be considered alternatives to net income, determined in accordance with GAAP, as indications of our performance. Although we use these non-GAAP measures for comparability in assessing our performance compared to other REITs, not all REITs compute these same measures and those who do may not compute them in the same manner. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs.

For the year ended December 31, 2021 NAREIT FFO and Pro forma FFO are calculated as follows (in thousands, except per share data):

2021
Net income (loss) attributable to AIR common stockholders	$447,124
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	296,436
Gain on derecognition of leased properties and dispositions of real estate	(594,861)
Income tax adjustments related to gain on dispositions and other tax-related items	2,707
Common noncontrolling interests in AIR OP’s share of above Adjustments	19,715
Amounts allocable to participating securities	120
NAREIT FFO attributable to AIR common stockholders	$171,241
Adjustments, all net of common noncontrolling interests in AIR Operating Partnership and participating securities:
Prepayment penalties	148,406
Tax adjustment	(9,099)
Separation and transition related costs	14,850
Casualty losses	2,458
Non-cash straight-line rent	2,470
Incremental cash received from leased properties	538
Other	(91)
Pro forma FFO	$330,773

Weighted-average common shares outstanding – basic	154,135
Dilutive common share equivalents	368
Pro forma shares and dilutive share equivalents used to calculate Pro forma FFO per share	154,503

Net income (loss) attributable to AIR per common share – diluted	$2.89
NAREIT FFO per share – diluted	$1.11
Pro forma FFO per share – diluted	$2.14

Please refer to the Results of Operations section for discussion of the factors affecting our AIR Pro forma FFO for 2021.

Leverage Ratios

As discussed under the Balance Sheet heading, we target Net Leverage to Adjusted EBITDAre at 5.5x, with a range between 5.0x and 6.0x. We believe these ratios, which are based in part on non-GAAP financial information, are commonly used by investors and analysts to assess the relative financial risk associated with balance sheets of companies within the same industry, and they are believed to be similar to measures used by rating agencies to assess entity credit quality.

Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and includes our share of the long-term, non-recourse property debt, outstanding borrowings under our revolving credit line, and our term loans. Proportionate Debt excludes unamortized debt issuance costs because these amounts represent cash expended in earlier periods and do not reduce our contractual obligations. We reduce our recorded debt by the amounts of cash and restricted cash on-hand (which are primarily restricted under the terms of our property debt agreements), excluding tenant security deposits included in restricted cash, assuming the remaining amounts of cash and restricted cash would be used to reduce our outstanding leverage. We further reduce our recorded debt by our notes receivable from Aimco, the proceeds from which we expect will be used to pay down property debt.

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

For informative purposes below, we have also disclosed leverage information excluding our notes receivable from Aimco. The necessary adjustments to calculate Leverage to EBITDAre are described in the footnotes to the relevant tables.

The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios as of December 31, 2021, is as follows (in thousands):

December 31, 2021
Total indebtedness	$3,743,286
Adjustments:
Debt issuance costs related to non-recourse property debt and term loans	16,471
Debt related to assets classified as held for sale	84,307
Proportionate share adjustments related to debt obligations	(396,298)
Cash and restricted cash	(92,761)
Tenant security deposits included in restricted cash	10,028
Proportionate share adjustments related to cash and restricted cash	1,629
Notes receivable from Aimco (1)	(534,127)
Proportionate Debt	$2,832,535
Perpetual preferred stock	2,129
Preferred noncontrolling interests in AIR Operating Partnership	79,370
Net Leverage	$2,914,034
Leverage reduction funded by January 2022 property sales	(498,713)
Net Leverage, Pro forma for January 2022 sales	$2,415,321
Incremental leverage reduction funded by anticipated property sales during the balance of the first quarter of 2022	(260,553)
Net Leverage, Pro forma for first quarter 2022 property sales	$2,154,768
(1)
Proportionate Debt would be $3.4 billion on a gross basis excluding the adjustment for notes receivable from Aimco. Our calculation of Net Leverage to EBITDAre was 7.3x as of December 31, 2021 and, Pro forma completion of first quarter 2022 sales, was 6.2x.

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

EBITDAre is defined by NAREIT and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. We define Adjusted EBITDAre as EBITDAre adjusted for the effect of the following items:

•
net income attributable to noncontrolling interests in consolidated real estate partnerships and EBITDAre adjustments attributable to noncontrolling interests are excluded to allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry;
•
the income recognized related to our notes receivable from Aimco is excluded, as their proceeds are expected to be used to repay current amounts outstanding;
•
the amount by which GAAP rent expense exceeds cash rents for a long-term ground lease for which expense exceeds cash payments until 2076 is excluded. The excess of GAAP rent expense over the cash payments for this lease does not reflect a current obligation that affects our ability to service debt; and
•
the amount by which cash received exceeds GAAP lease income for the properties leased to Aimco is included.

The reconciliation of net income to EBITDAre and Adjusted EBITDAre for the three months ended December 31, 2021, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended
December 31, 2021
Net income	$399,125
Adjustments:
Interest expense	29,272
Loss on extinguishment of debt	111,857
Income tax benefit	(6,016)
Depreciation and amortization	87,550
Gain on derecognition of leased properties and dispositions of real estate	(500,349)
EBITDAre	$121,439
Net loss from continuing operations attributable to noncontrolling interests in consolidated real estate partnerships	(174)
EBITDAre adjustments attributable to noncontrolling interests and unconsolidated real estate partnerships	(8,245)
Interest income on notes receivable from Aimco (1)	(6,944)
Pro forma FFO adjustments, net (2)	5,148
Adjusted EBITDAre	$111,224
Annualized Adjusted EBITDAre	$444,896
January 2022 property sales, annualized	(25,800)
January 2022 Adjusted Annualized EBITDAre	$419,096
Remaining first quarter 2022 anticipated sales for properties under contract, annualized	(12,452)
Pro forma Adjusted Annualized EBITDAre	$406,644
(1)
Adjusted EBITDAre would be approximately $118 million on a gross basis including the interest income on the notes receivable from Aimco. Our calculation of Net Leverage to EBITDAre, including the related interest income, was 7.3x as of December 31, 2021 and, Pro forma completion of first quarter 2022 sales, was 6.2x.
(2)
Pro forma adjustments, net, includes pro forma adjustments to NAREIT FFO under the heading NAREIT Funds From Operations and Pro forma Funds From Operations, excluding items that are not included in EBITDAre such as prepayment penalties, net and amounts attributable to noncontrolling interest share, and a $4.6 million adjustment to reflect the disposition of 15 apartment communities and Washington, D.C. joint venture transaction during the period as if the transactions closed on October 1, 2021.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from operations. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt, borrowings under new property debt, borrowings under our credit facilities, interest and proceeds from our notes receivable from Aimco, and proceeds from equity offerings.

As of December 31, 2021, our available liquidity was $365.7 million, which consisted of:

•
$66.0 million in cash and cash equivalents;
•
$15.1 million of restricted cash, excluding amounts related to tenant security deposits, which consists primarily of escrows held by lenders for capital additions, property taxes, and insurance; and
•
$284.6 million of available capacity to borrow under our revolving credit line after consideration of letters of credit.

Additional liquidity may also be provided through property debt financing at properties unencumbered by debt and proceeds from our notes receivable from Aimco.

Uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, payments of operating lease obligations, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners, and acquisitions of apartment communities. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to meet our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and refinancings. We may use our revolving credit line for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, including apartment community acquisitions, primarily through secured and unsecured borrowings, the issuance of debt or equity securities (including OP Units), the sale of apartment communities, and cash generated from operations. Additionally, we expect to meet our liquidity requirements associated with our debt maturities.

For further information on our liquidity requirements related to our contractual obligations and commitments, refer to Note 5, Note 6, Note 7, and Note 9 to the consolidated financial statements in Item 8. In addition to the commitments outlined in the aforementioned footnotes, we also anticipate interest payments relating to our currently outstanding fixed-rate and variable-rate non-recourse property debt, variable-rate revolving credit facility borrowings, and our term loan borrowings for the years ended December 31, 2022 through 2026 of approximately $93 million, $77 million, $66 million, $59 million, and $48 million, respectively, and approximately $176 million in the aggregate thereafter based on balances outstanding on a consolidated basis as of December 31, 2021. Interest related to variable-rate debt is estimated based on the rate effective as of December 31, 2021. After taking into consideration our planned first quarter 2022 debt repayments, anticipated interest payments on a consolidated basis for the years ended December 31, 2022 through 2026 would be approximately $79 million, $65 million, $54 million, $47 million and $36 million, respectively, and approximately $147 million in the aggregate thereafter. The aforementioned future interest payments are based on debt outstanding as of December 31, 2021 and do not take into effect any future refinancing or debt issuances.

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

The combination of non-recourse property-level debt, borrowings under our revolving credit line, our term loans, our preferred OP Units as described below, and our redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage was 6.6 years as of December 31, 2021 with a weighted average interest rate of 2.6%.

As of December 31, 2021, our preferred equity, which includes outstanding preferred OP Units and outstanding perpetual preferred stock, represented approximately 2.3% of our total leverage. Preferred OP Units are redeemable at the holder’s option and our preferred stock is redeemable by AIR on or after December 15, 2025. For illustrative purposes, we compute the weighted-average maturity of our preferred OP Units assuming a 10-year maturity and our preferred stock assuming it is called at the expiration of the no-call period.

Under our revolving credit line we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. The financial covenants we are required to maintain include a Maximum Leverage ratio of no greater than 0.60 to 1.00; a Fixed Charge Coverage Ratio of greater than 1.5x, a Maximum Secured Indebtedness to Total Assets ratio of no greater than 0.45 to 1.00 through March 31, 2023, and 0.40 to 1.00 thereafter, and a Maximum Unsecured Leverage ratio no greater than 0.60 to 1.00. We were in compliance with these covenants as of December 31, 2021 and expect to remain in compliance during the next 12 months.

Changes in Cash, Cash Equivalents and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows in Item 8 of this report.

Operating Activities

For the year ended December 31, 2021, net cash provided by operating activities was $333.0 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities.

Cash provided by operating activities for the year ended December 31, 2021 increased by $56.3 million, compared to 2020. The increase was due to improved operating results of our Same Store communities and contribution from acquired communities.

Investing Activities

For the year ended December 31, 2021, net cash provided by investing activities of $478.3 million consisted primarily of proceeds from dispositions of real estate and the maturation of debt investments, offset partially by purchases of real estate and capital expenditures.

Capital additions totaled $143.1 million and $295.7 million during the years ended December 31, 2021 and 2020, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

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
•
capital enhancements, which may include kitchen and bath remodeling, energy conservation projects, and investments in more durable, longer-lived materials designed to reduce costs, and do not significantly disrupt property operations; and
•
other additions, which represent capital additions: (i) contemplated in the underwriting of our recently acquired communities; and (ii) capitalized costs incurred in connection with the restoration of an apartment community after a casualty event.

We exclude the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period from the foregoing measures.

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows are presented below (dollars in thousands):

	Year Ended December 31,
	2021	2020
Capital replacements	$29,358	$26,854
Capital improvements	9,786	10,685
Capital enhancements	87,171	24,070
Other capital expenditures	16,831	234,126
Total capital additions	$143,146	$295,735
Plus: additions related to apartment communities sold and held for sale	25,774	33,421
Consolidated capital additions	$168,920	$329,156
Plus: net change in accrued capital spending from continuing operations	5,579	17,758
Total capital expenditures from continuing operations per consolidated statements of cash flows	$174,499	$346,914

For the years ended December 31, 2021 and 2020, we capitalized $2.4 million and $13.7 million of interest costs, respectively, and $10.3 million and $33.0 million of other direct and indirect costs, respectively.

Other capital expenditures decreased by $217.3 million for the year ended December 31, 2021, compared to 2020, due primarily to increased spend incurred in 2020 related to the redevelopment and development of properties that have subsequently been leased to Aimco effective January 1, 2021.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2021, increased by $765.9 million compared to the prior year. Our primary uses of financing related cash were principal repayments on non-recourse property debt and associated debt extinguishment costs and the payment of dividends. Our primary sources of financing were new corporate term loans and a private placement of common equity.

Future Capital Needs

We expect to fund any future acquisitions and other capital spending principally with proceeds from apartment community sales, secured and unsecured borrowings, the issuance of debt and/or equity securities (including OP Units), the formation of joint ventures, and operating cash flows. We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for 2022 and beyond.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting estimates involve our more significant judgments used in the preparation of our consolidated financial statements.

Sales-Type Lease Arrangements

We have entered into leases of existing properties with Aimco, which are generally accounted for as sales-type leases in accordance with ASC 842. The terms of such leases range from 10 to 25 years. We are required to estimate the fair value of the leased property for the purposes of lease classification and, for sales-type leases, the rate implicit in the lease. We estimate the fair value of our properties using various estimates and assumptions, the most significant being the capitalization rate. As of December 31, 2021, we have assets recorded reflecting our net investment in such leased properties totaling $466 million.

Impairment of Long-Lived Assets

Real estate and other long-lived assets to be held and used are individually evaluated for impairment when conditions exist that may indicate the carrying amount of a long-lived asset may not be recoverable. We use the held for sale impairment model for properties classified as held for sale, whereby an impairment charge is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. Upon determination that an impairment has occurred, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community. The measurement of the impairment loss is based on the fair value of the communities and incorporates various estimates and assumptions, the most significant being market rental rates, operating expense assumptions, expected hold period, and capitalization rates. We project future rental revenue growth rates using forecasted rates from third-party market research analytics. Property expense growth rates and capitalization rates are based on the apartment communities’ historical, current, and expected future operating results, existing operating expense assumptions, and operational strategies. These projections are adjusted to reflect current economic conditions and require considerable management judgement. We recognized an impairment loss on real estate to be held and used included in our Other Real Estate segment of $47.3 million under the held-for-use impairment model during the year ended December 31, 2020. We did not recognize any such impairment during the year ended December 31, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our chief market risks are refunding risk, that is the availability of property debt or other cash sources to refund maturing property debt, and repricing risk, that is the possibility of increases in base interest rates and credit risk spreads. To reduce this risk, we have lowered our use of leverage. We use short-term debt financing and working capital primarily to fund short-term uses and generally expect to refinance such borrowings with cash from operating activities, proceeds from apartment community sales, long-term debt, or equity financings. We make limited use of derivative financial instruments and we do not use them for trading or other speculative purposes.

Market Risk

As of December 31, 2021, on a consolidated basis, we had approximately $1.2 billion of outstanding borrowings on our term loans, $88.5 million of variable-rate property-level debt outstanding, and $304.0 million of variable-rate borrowings under our revolving credit line. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would increase interest expense by $15.1 million on an annual basis. We estimate that a decrease in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce interest expense by, a lesser amount, $4.8 million on an annual basis, due to the existence of LIBOR floors in certain of our floating rate debt agreements.

As of December 31, 2021, we had $92.8 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.

We estimate the fair value of debt instruments as described in Note 13 to the consolidated financial statements in Item 8. The estimated fair value of total indebtedness, including our term loans and revolving credit line, was $3.8 billion as of December 31, 2021, inclusive of a $62.0 million mark-to-market liability. The mark-to-market liability as of December 31, 2020 was $84.5 million.

If market rates for consolidated fixed-rate debt in our portfolio were higher by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated debt discussed above would decrease from $3.8 billion in the aggregate to $3.7 billion. If market rates for consolidated debt discussed above were lower by 100 basis points with constant credit risk spreads, the estimated fair value of consolidated fixed-rate debt would increase from $3.8 billion in the aggregate to $3.9 billion.

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

Management’s Report on Internal Control Over Financial Reporting

AIR’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of AIR’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2021, AIR’s internal control over financial reporting is effective.

AIR’s independent registered public accounting firm has issued an attestation report on AIR’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in AIR’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, AIR’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Apartment Income REIT Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Apartment Income REIT Corp. (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE AND TOUCHE LLP

Denver, Colorado

March 1, 2022

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
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the AIR Operating Partnership’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2021, the AIR Operating Partnership’s internal control over financial reporting is effective.

The AIR Operating Partnership’s independent registered public accounting firm has issued an attestation report on the AIR Operating Partnership’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

Apartment Income REIT, L.P.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Apartment Income REIT, L.P. (the “Partnership”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Partnership and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE AND TOUCHE LLP

Denver, Colorado

March 1, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical information for our directors follows.

THOMAS N. BOHJALIAN, CFA Age: 56 Independent Director since December 2021

Experience

•
Executive Vice President/Senior Portfolio Manager, the Head of U.S. Real Estate and Trading departments and responsible for investment decisions for $40 billion of the firm’s assets, Cohen & Steers, a $96 billion global asset manager focused on listed Real Assets (2002 – June 2021), during his tenure, was responsible for two 5-Star Morningstar ranked funds, was a five-time winner of the Lipper Fund of the year award, and consistently ranked in the top decile of all real estate fund managers.

Qualifications

•
Over 30 years of real estate and finance experience

Committees

•
Audit Committee
•
Compensation and Human Resources Committee
•
Governance and Corporate Responsibility Committee

Other Organizations

•
New York Society of Security Analysts, Member

TERRY CONSIDINE Chief Executive Officer, AIR Communities Age: 74 Director since 1994

Experience

•
Chief Executive Officer, AIR (2020 - present)
•
Chief Executive Officer and Chairman, Aimco Board (July 1994 - December 2020 separation)
•
In 1975, founded and subsequently managed the predecessor companies that became Aimco at its initial public offering in 1994

Qualifications

•
More than 50 years of experience in real estate, television broadcasting, convenience stores, environmental services, and venture capital

Other Boards

•
Aimco (with specific responsibilities during 2021-2022 to support the establishment and growth of the Aimco business, reporting directly to the Aimco board of directors)

KRISTIN R. FINNEY-COOKE Managing Director, JP Morgan Multi Asset Solutions Group Age: 51 Independent Director since December 2021

Experience

•
Managing Director, JP Morgan Multi Asset Solutions Group (September 2021 – present)
•
Senior Consultant and Co-Chair of the Diverse Manager Advisory Committee, NEPC Chicago office, providing investment advice to large asset pools on investment policy development, asset liability modeling, asset allocation, investment manager selection, and performance monitoring (2010 – September 2021)
•
Principal, where provided investment consulting services to large public, endowment, healthcare, and corporate fund clients, including three years as the National Public Fund Segment Leader, Mercer (2004 – 2010)
•
Spent six years at Credit Suisse First Boston

Qualifications

•
23-year career in investment management
•
Frequent speaker at conferences and testifies annually at the Illinois State Senate Hearings on behalf of her clients

Committees

•
Audit Committee
•
Compensation and Human Resources Committee
•
Governance and Corporate Responsibility Committee

Other Organizations

•
Board of Trustees, Chicago State University Foundation, Member & Investment Committee Chair
•
Board of Trustees, Ann & Robert H. Lurie Children’s Hospital of Chicago Medical Center
•
Economic Club of Chicago, Member

THOMAS L. KELTNER Chairman of the Board Age: 75 Independent Director since 2007

Experience

•
Executive Vice President and Chief Executive Officer — Americas and Global Brands, Hilton Hotels Corporation (March 2007 - March 2008, which concluded the transition period following Hilton’s acquisition by The Blackstone Group); joined in 1999 and served in various roles
•
Served in several position, Promus Hotel Corporation, including President, Brand Performance and Development (1993 - 1999)
•
Served in various capacities, Holiday Inn Worldwide, Holiday Inns International and Holiday Inns, Inc.
•
President, Saudi Marriott Company, a division of Marriott Corporation
•
Management consultant, Cresap, McCormick and Paget, Inc.

Qualifications

•
More than 20 years of experience in the areas of hotel development, acquisition, disposition, franchising, and management
•
Property operations, marketing, branding, development, and customer service expertise

Committees

•
Audit
•
Compensation and Human Resources
•
Governance and Corporate Responsibility
•
AIR-AIV Transactions, Chair

Other Boards

•
Aimco (April 2007 – December 2020); served as Chairman of Compensation and Human Resources Committee and member of Audit, Nominating and Corporate Governance, and Redevelopment and Construction Committees

DEVIN I. MURPHY President, Phillips Edison & Company Age: 62 Independent Director since 2020

Experience

•
President, Phillips Edison & Company, a Nasdaq-listed real estate investment trust that is one of the nation’s largest owners and operators of grocery-anchored shopping centers (2019 – present); Chief Financial Officer (2013 – 2019)
•
Vice Chairman, Morgan Stanley (2009 – 2013)
•
Global Head of Real Estate Investment Banking, Deutsche Bank, where his team executed over 500 transactions of all types for clients representing total transaction volume exceeding $400 billion, including initial public offerings, mergers and acquisitions, common stock offerings, secured and unsecured debt offerings and private placements of both debt and equity (2004 – 2007)
•
Held a number of senior positions including Co-head of U.S. Real Estate Investment Banking and Head of Real Estate Private Capital Markets and served on the Investment Committee of the Morgan Stanley Real Estate Funds, a series of global private real estate funds with over $35 billion in assets under management, Morgan Stanley (1986 – 2006)

Qualifications

•
Real estate finance, capital markets and corporate governance expertise
•
Served as an investment banker for 30 years

Committees

•
Audit
•
Compensation and Human Resources
•
Governance and Corporate Responsibility

Other Boards

•
CoreCivic, Inc., a NYSE listed REIT that is the nation’s leading provider of high-quality corrections and detention management facilities (2018 – 2021)
•
Aimco, member of Audit, Compensation and Human Resources, and Governance and Nominating and Corporate Governance Committees (2020 – 2021)

MARGARITA PALÁU-HERNÁNDEZ, ESQ. Founder and Chief Executive Officer, Hernández Ventures Age: 65 Independent Director since December 2021

Experience

•
Founder and Chief Executive Officer, Hernández Ventures, a privately held enterprise involved in Spanish-language media, business, and real estate ventures (1988 – present)
•
Nominated to serve as a Representative of the United States of America to the Seventy-third Session of the General Assembly of the United Nations with the personal rank of Ambassador (2018)
•
Attorney, McCutcheon, Black, Verleger & Shea (1985 - 1988), specialized in real estate transactions

Qualifications

•
International business experience
•
Public and private company board, corporate governance, and leadership experience

Committees

•
Audit Committee
•
Compensation and Human Resources Committee
•
Governance and Corporate Responsibility Committee

Other Boards and Organizations

•
Occidental Petroleum (since 2020)
•
Xerox Holdings Corporation (since 2021)
•
Conduent Incorporated (since 2019)
•
Herbalife Nutrition, Ltd. (2018 to 2021)
•
ALJ Regional Holdings, Inc. (2015 to 2019)
•
Yale School of Management Council of Global Advisors, Chair
•
Board of Trustees of the National Museum of the American Latino at the Smithsonian
•
Ronald Reagan UCLA Medical Center Board of Advisors

JOHN DINHA RAYIS Age: 67 Independent Director since 2020

Experience

•
Skadden, Arps, Slate, Meagher & Flom LLP; Partner, Tax, advising clients on a variety of complex corporate, partnership, and REIT tax law matters (1982 - 2016); Of Counsel (2016 – 2018)
•
Adjunct Professor of Law, Stetson University College of Law (2021 - present)

Qualifications

•
Corporate, tax, REIT and securities law, governance, and strategic alliances expertise
•
Admitted to practice before the U.S. Supreme Court
•
Repeatedly selected for inclusion in Chambers Global: The World’s Leading Lawyers for Business in the “Capital Markets: REITs” category, in Chambers USA, America’s Leading Lawyers for Business as one of America’s leading REIT tax lawyers, and in The Best Lawyers in America

Committees

•
Audit
•
Compensation and Human Resources
•
Governance and Corporate Responsibility, Chair
•
AIR-AIV Transactions

Other Boards

•
Board of Trustees of The University of Chicago Medical Center (May 2021 – present), member of the Audit, Development, and Science Advancement Committees
•
Aimco, member of Audit, Compensation and Human Resources, and Nominating and Corporate Governance Committees (2020 – 2021)

ANN SPERLING Age: 66 Independent Director since 2018

Experience

•
Senior Director, Trammell Crow Company, the development subsidiary of the public company, CBRE (2013 – 2021)
•
President, Markets West, Jones Lang LaSalle, the public real estate investment and services firm (2012 – 2013), Chief Operating Officer, Americas, where she oversaw operations, finance, marketing, research, human resources, legal, and engineering and served on the governance focused Global Operating Committee (2009 - 2012)
•
Managing Director, Catellus, then a mixed-use development and investment subsidiary of the public REIT, Prologis, where she was responsible for operations, finance, and marketing, prior to this subsidiary’s preparation for sale (2007 - 2009)
•
Held a variety of roles, Trammell Crow Company, the last of which was as Senior Managing Director and Area Director, responsible for all facets of operations, finance, transactions, and marketing for the Rocky Mountain Region (1982 - 2006)

Qualifications

•
Real estate investment and development, governance, operations, marketing, and finance expertise

Committees

•
Audit
•
Compensation and Human Resources
•
Governance and Corporate Responsibility, Chair

Other Boards

•
SmartRent, a NYSE-listed provider of smart home automation technology
•
Aimco, Chairman of Redevelopment and Construction Committees and member of Audit, Compensation and Human Resources, and Nominating and Corporate Governance Committees (2018 – 2021)
•
Advisory Board of Cadence Capital
•
Advisory Board of the Gates Center for Regenerative Medicine

NINA A. TRAN Chief Financial Officer, Pacaso Age: 53 Independent Director since 2016

Experience

•
Chief Financial Officer, Pacaso, a real estate technology company that provides second home co-ownership (2021 – present)
•
Chief Financial Officer, Veritas Investments, a real estate investment manager that owns and operates mixed-use-multifamily properties in the San Francisco Bay Area and Southern California (2016 – 2021)
•
Chief Financial Officer, Starwood Waypoint Residential Trust, a leading publicly traded REIT that owns and operates single-family rental homes (2013 - 2016)
•
Held various positions including Senior Vice President and Chief Accounting Officer, and most recently as Chief Global Process Officer, where she helped lead the merger integration of AMB and Prologis, AMB Property Corporation (now Prologis, Inc.), the largest publicly traded global industrial REIT (1995 - 2013)
•
Senior Associate, PricewaterhouseCoopers (1991-1995)

Qualifications

•
Accounting, financial control, and business processes expertise

Committees

•
Audit, Chair
•
Compensation and Human Resources
•
Governance and Corporate Responsibility
•
AIR-AIV Transactions

Other Boards

•
American Assets Trust, a NYSE listed REIT focused on premier office, retail and residential properties
•
Aimco, Chairman of Audit Committee and as a member of Compensation and Human Resources, Nominating and Corporate Governance, and Redevelopment and Construction Committees (2016 – 2021)
•
Advisory Board, Asian Pacific Fund

Summary of Director Qualifications and Expertise

Below is a summary of the qualifications and expertise of the directors, including expertise relevant to AIR’s business.

Summary of Director Qualifications and Expertise	Mr. Bohjalian	Mr. Considine	Ms. Finney- Cooke	Mr. Keltner	Mr. Murphy	Ms. Paláu- Hernández	Mr. Rayis	Ms. Sperling	Ms. Tran
Accounting and Auditing for Large Business Organizations					•				•
Business Operations		•	•	•	•	•		•	•
Capital Markets	•	•	•		•				•
Corporate Governance	•	•	•	•	•	•	•	•	•
Customer Service				•
Executive	•	•	•	•	•	•	•	•	•
Financial Expertise and Literacy	•	•	•	•	•	•	•	•	•
Information Technology									•
Investment and Finance	•	•	•	•	•		•	•	•
Legal		•				•	•
Marketing and Branding			•	•				•
Property Management and Operations		•	•	•	•			•	•
Real Estate	•	•	•	•	•	•	•	•	•
Talent Development and Management	•	•	•	•	•	•	•	•	•
How We Are Selected & Elected

Board Composition, Board Refreshment, and Director Tenure

AIR is focused on having a well-constructed and high performing board. To that end, the Governance and Corporate Responsibility Committee selects nominees for director based on, among other things, breadth and depth of experience, knowledge, skills, expertise, integrity, ability to make independent analytical inquiries, understanding of AIR’s business environment, and willingness to devote adequate time and effort to Board responsibilities. In considering nominees for director, the Governance and Corporate Responsibility Committee seeks to have a diverse range of experience and expertise relevant to AIR’s business. The Governance and Corporate Responsibility Committee places a premium on directors who work well in the collegial and collaborative nature of the Board (which is also consistent with the AIR culture) and also requires directors who think and act independently and can clearly and effectively communicate their convictions. The Governance and Corporate Responsibility Committee assesses the appropriate balance of criteria required of directors and makes recommendations to the Board.

The Governance and Corporate Responsibility Committee has specifically considered the feedback of some stockholders as well as the discussions of some commentators that suggest lengthy Board tenure should be balanced with new perspectives. The Governance and Corporate Responsibility Committee has structured the Board such that there are directors of varying tenures, with new directors and perspectives joining the Board every few years including three new directors being elected in December 2021. They have done this while retaining the institutional memory of longer-tenured directors.

The average tenure of AIR’s independent directors is approximately three and a half years.

The Governance and Corporate Responsibility Committee believes that longer-tenured directors, balanced with less-tenured directors, enhance the Board’s oversight capabilities. AIR’s directors work effectively together, coordinate closely with senior management, comprehend AIR’s challenges and opportunities, and frame AIR’s business strategy. AIR’s Board members have established relationships with each other and in the business community that allow the Board to apply effectively its collective business savvy in guiding AIR’s enterprise.

When formulating its Board membership recommendations, the Governance and Corporate Responsibility Committee also considers advice and recommendations from others, including stockholders, as it deems appropriate. Such recommendations are evaluated based on the same criteria noted above. During 2021, the Governance and Corporate Responsibility Committee hired a third-party search firm to help identify and review director candidates. All three of our newly elected directors were recommended to the Governance and Corporate Responsibility Committee by our search firm.

The Board is responsible for nominating members for election to the Board and for filling vacancies on the Board that may occur between annual meetings of stockholders.

Majority Voting for the Election of Directors

In an uncontested election at the meeting of stockholders, any nominee to serve as a director of AIR will be elected if the director receives a majority of votes cast, which means that the number of shares voted “for” a director exceeds the number of shares voted “against” that director. With respect to a contested election, a plurality of all the votes cast at the meeting of stockholders will be sufficient to elect a director. If a nominee who currently is serving as a director receives a greater number of “against” votes for his or her election than votes “for” such election (a “Majority Against Vote”) in an uncontested election, Maryland law provides that the director would continue to serve on the Board as a “holdover director.” However, under AIR’s Bylaws, any nominee for election as a director in an uncontested election who receives a Majority Against Vote is obligated to tender his or her resignation to the Board for consideration following certification of the vote. The Governance and Corporate Responsibility Committee will consider any resignation and recommend to the Board whether to accept it. The Board is required to take action with respect to the Governance and Corporate Responsibility Committee’s recommendation. Additional details are set out in Article II, Section 2.03 (Election and Tenure of Directors; Resignations) of AIR’s Bylaws.

Proxy Access

Based on stockholder feedback, corporate governance best practices and trends, and particular facts and circumstances, the Board determined to provide in AIR’s bylaws a proxy access right to stockholders. A stockholder or a group of up to 20 stockholders, owning at least 3% of our shares for at least three years, may submit nominees for up to 20% of the Board, or two nominees, whichever is greater, for inclusion in our proxy materials, subject to complying with the requirements contained in our bylaws.

How We Govern and Are Governed

Code of Ethics

The Board has adopted a code of ethics entitled “Code of Business Conduct and Ethics” that applies to the members of the Board, all of AIR’s executive officers and all teammates of AIR or its subsidiaries, including AIR’s principal executive officer, principal financial officer, and principal accounting officer. The Code of Business Conduct and Ethics is posted on AIR’s website (www.aircommunities.com) and is also available in print to stockholders, upon written request to AIR’s Corporate Secretary. If, in the future, AIR amends, modifies, or waives a provision in the Code of Business Conduct and Ethics, rather than filing a Current Report on Form 8-K, AIR intends to satisfy any applicable disclosure requirement under Item 5.05 of Form 8-K by posting such information on AIR’s website (www.aircommunities.com), as necessary.

Corporate Responsibility Report

AIR publishes a Corporate Responsibility Report, which highlights our commitment to environmental and social responsibility. A copy of AIR’s current Corporate Responsibility Report is available on AIR’s website (www.aircommunities.com). Nothing on AIR’s website, including the Corporate Responsibility Report, shall be deemed incorporated by reference into this Proxy Statement.

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

With respect to stock ownership guidelines for the independent directors, the Corporate Governance Guidelines provide that by the completion of five years of service, an Independent Director is expected to own, at a minimum, the lesser of 27,500 shares or shares having a value of at least $550,000. Each of AIR’s continuing directors meets the ownership requirement or has not yet completed five years of service.

Majority Voting with a Resignation Policy

AIR requires its directors to be elected by a majority of the votes cast. Directors failing to get a majority of the votes cast are expected to tender their resignation. If a nominee who currently is serving as a director receives a greater number of “against” votes for his or her election than votes “for” such election (a “Majority Against Vote”) in an uncontested election, Maryland law provides that the director would continue to serve on the Board as a “holdover director.” However, under AIR’s Bylaws, any nominee for election as a director in an uncontested election who receives a Majority Against Vote is obligated to tender his or her resignation to the Board for consideration following certification of the vote. The Governance and Corporate Responsibility Committee will consider any resignation and recommend to the Board whether to accept it. The Board is required to take action with respect to the Governance and Corporate Responsibility Committee’s recommendation.

Retirement Age or Term Limits

Rather than impose arbitrary limits on service, AIR regularly (and at least annually) reviews each director’s continued role on the Board and considers the need for periodic board refreshment.

Transactions in AIR Securities

AIR has a policy and training program focused on compliance with the securities laws, which are designed to prevent insider trading and ensure compliance with fair disclosure regulations. Any transaction in AIR securities by a director, officer or other employee on certain projects requires pre-clearance with the General Counsel and typically such transactions are permitted only during certain open trading windows. In addition, AIR’s policy against insider trading prohibits short sales and provides certain limitations to help ensure that any sort of margin account, pledges, hedges, or option transactions are consistent with the securities laws and aligned with the best interests of stockholders.

How We Are Organized

Board Leadership Structure

The Board has concluded that separating the Chairman and CEO role is most effective for the AIR’s leadership and governance and also responsive to stockholder feedback. Mr. Keltner serves as Chairman of the Board, which includes: presiding over meetings of the Board; presiding over executive sessions of the independent directors, which are held regularly and not less than four times per year; with the CEO, setting meeting agendas and schedules; calling meetings of the independent directors; and being available for direct communication with stockholders.

The Audit, Compensation and Human Resources, and Governance and Corporate Responsibility Committees are composed solely of independent directors so that each independent director hears all information unfiltered and to ensure the most efficient functioning of the Board.

Separate Sessions of Independent Directors

AIR’s Corporate Governance Guidelines (described above) provide that the non-management directors shall meet in executive session without management on a regularly scheduled basis, but no less than four times per year. The non-management directors, which group currently is made up of all directors other than Mr. Considine, met in executive session without management four times during the year ended December 31, 2021.

Meetings and Committees

The Board held six meetings during the year ended December 31, 2021. During 2021, there were three committees: Audit; Compensation and Human Resources; and Governance and Corporate Responsibility. During the year, the Board formed the AIR-AIV Transactions Committee. During 2021, no director attended fewer than 75% of the aggregate total number of meetings of the Board and each committee on which such director served.

The Corporate Governance Guidelines (described above) provide that AIR generally expects that the Chairman of the Board will attend all annual and special meetings of the stockholders. Other members of the Board are not required to attend such meetings. All the then-members of the Board attended AIR’s 2021 Annual Meeting of Stockholders.

Below is a table illustrating the current standing committee memberships and chairmen. Additional detail on each committee follows the table.

Director	AIR-AIV Transactions Committee	Audit Committee	Compensation and Human Resources Committee	Governance and Corporate Responsibility Committee
Terry Considine
Thomas N. Bohjalian		•	•	•
Kristin Finney-Cooke		•	•	•
Thomas L. Keltner	†	•	•	•
Devin I. Murphy		•	•	•
Margarita Paláu-Hernández		•	•	•
John Dinha Rayis	•	•	†	•
Ann Sperling		•	•	†
Nina A. Tran	•	†	•	•

• indicates a member of the committee

† indicates the current committee chairman

Audit Committee

The Audit Committee currently consists of the eight independent directors. Ms. Tran serves as the chairman of the Audit Committee. The Audit Committee has a written charter that was last reviewed and modified in October 2021. In addition to the work of the Audit Committee, Ms. Tran has regular and recurring conversations with Mr. Beldin, AIR’s Chief Financial Officer (“CFO”), with Ms. Cohn, AIR’s President and General Counsel, with AIR’s controller, with the head of AIR’s internal audit function, and with representatives of Deloitte & Touche LLP. The Audit Committee’s charter is posted on AIR’s website (www.aircommunities.com) and is also available in print to stockholders, upon written request to AIR’s Corporate Secretary.

The Audit Committee’s responsibilities are set forth in the following chart.

Audit Committee Responsibilities	Accomplished In 2021
Oversees AIR’s accounting and financial reporting processes and audits of AIR’s financial statements.	✓
Directly responsible for the appointment, compensation, and oversight of AIR’s independent auditor and the lead engagement partner and makes its appointment based on a variety of factors.	✓
Reviews the scope, and overall plans for and results of the annual audit and internal audit activities.	✓
Oversees management’s negotiation with AIR’s independent auditor concerning fees and exercises final approval over all independent auditor fees.	✓

Consults with management and AIR’s independent auditor with respect to AIR’s processes for risk assessment and enterprise risk management. Areas involving risk that are reported on by management and considered by the Audit Committee, the other Board committees, or the Board, include: operations, liquidity, leverage, finance, financial statements, the financial reporting process, accounting, legal matters, regulatory compliance, information technology and data protection, sustainability, ESG, compensation, succession planning, and human resources and human capital.

✓

Consults with management and AIR’s independent auditor regarding, and provides oversight for, AIR’s financial reporting process, internal control over financial reporting, and AIR’s internal audit function.

✓
Reviews and approves AIR’s policy about the hiring of former employees of independent auditors.	✓

Reviews and approves AIR’s policy for the pre-approval of audit and permitted non-audit services by the independent auditor, and reviews and approves any such services provided pursuant to such policy.

✓
Receives reports pursuant to AIR’s policy for the submission and confidential treatment of communications from teammates and others concerning accounting, internal control, and auditing matters.	✓

Reviews and discusses with management and AIR’s independent auditor quarterly earnings releases prior to their issuance and quarterly reports on Form 10-Q and annual reports on Form 10-K prior to their filing.

✓

Reviews the responsibilities and performance of AIR’s internal audit function, approves the hiring, promotion, demotion, or termination of the lead internal auditor, and oversees the lead internal auditor’s periodic performance review and changes to his or her compensation.

✓

Reviews with management the scope and effectiveness of AIR’s disclosure controls and procedures, including for purposes of evaluating the accuracy and fair presentation of AIR’s financial statements in connection with the certifications made by the CEO and CFO.

✓
Meets regularly with members of AIR management and with AIR’s independent auditor, including periodic meetings in executive session.	✓

Performs an annual review of AIR’s independent auditor, including an assessment of the firm’s experience, expertise, communication, cost, value, and efficiency, and including external data relating to audit quality and performance, including recent Public Company Accounting Oversight Board (PCAOB) reports on AIR’s independent auditor and its peer firms.

✓
Performs an annual review of the lead engagement partner of AIR’s independent auditor and the potential successors for that role.	✓
Periodically evaluates independent audit service providers.	✓

Pursuant to a competitive process, on September 23, 2021, the Audit Committee approved the appointment of Deloitte & Touche LLP to serve as AIR’s independent registered public accounting firm for the remainder of the fiscal year ended December 31, 2021. During the competitive process, on September 22, 2021, Ernst & Young LLP resigned as AIR’s independent registered public accounting firm, effective immediately.

The Audit Committee held six meetings during the year ended December 31, 2021. As set forth in the Audit Committee’s charter, no director may serve as a member of the Audit Committee if such director serves on the audit committee of more than two other public companies, unless the Board determines that such simultaneous service would not impair the ability of such director to effectively serve on the Audit Committee. No member of the Audit Committee serves on the audit committee of more than two other public companies.

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

Compensation and Human Resources Committee

The Compensation and Human Resources Committee currently consists of the eight independent directors. Mr. Rayis serves as the chairman of the Compensation and Human Resources Committee. Mr. Rayis meets regularly with Ms. Cohn. Mr. Rayis also has regular conversations with AIR’s independent compensation consultant, FPL Associates (“FPL”) and with outside counsel with expertise in executive compensation and compensation governance related matters. The Compensation and Human Resources Committee has a written charter that was last reviewed and modified in July 2021. The Compensation and Human Resources Committee’s charter is posted on AIR’s website (www.aircommunities.com) and is also available in print to stockholders, upon written request to AIR’s Corporate Secretary.

The Compensation and Human Resources Committee’s responsibilities are set forth in the following chart.

Compensation and Human Resources Committee Responsibilities	Accomplished In 2021
Responsible for succession planning in all leadership positions, both in the short term and the long term, with particular focus on CEO succession in the short term and the long term.	✓
Oversee AIR’s management of the talent pipeline process.	✓
Oversee the goals and objectives of AIR’s executive compensation plans.	✓
Annually evaluate the performance of the CEO.	✓
Determine compensation for the CEO and other executive officers.	✓
Negotiate and provide for the documentation of any employment agreement (or amendment thereto) with the CEO, as applicable.	✓
Review with the CEO the CEO’s performance evaluation of the other executive officers.	✓
Approve and grant any equity compensation.	✓
Review and discuss the Compensation Discussion & Analysis with management.	✓

Oversee AIR’s submission to a stockholder vote of matters relating to compensation, including advisory votes on executive compensation and the frequency of such votes, incentive and other compensation plans, and amendments to such plans.

✓
Consider the results of stockholder advisory votes on executive compensation and take such results into consideration in connection with the review and approval of executive officer compensation.	✓
Review stockholder proposals and advisory stockholder votes relating to executive compensation matters and recommend to the Board AIR’s response to such proposals and votes.	✓
Review compensation arrangements to evaluate whether incentive and other forms of pay encourage unnecessary or excessive risk taking.	✓
Review and approve the terms of any compensation “claw back” or similar policy or agreement between AIR and AIR’s executive officers.	✓
Review periodically the goals and objectives of AIR’s executive compensation plans, and amend, or recommend that the Board amend, these goals and objectives if appropriate.	✓
Oversee AIR’s culture, with a particular focus on collegiality, collaboration, and team building.	✓

One of the most important responsibilities of the Compensation and Human Resources Committee is to ensure a succession plan is in place for key members of AIR’s executive management team, including the CEO. Based on the work of the Compensation and Human Resources Committee, the Board has a succession plan for the CEO position, is prepared to act in the event of a CEO vacancy in the short term, and the Compensation and Human Resources Committee has also identified candidates for succession over the long term. The Board will select the successor taking into consideration the needs of the organization, the business environment, and each candidate’s skills, experience, expertise, leadership, and fit. AIR maintains a robust succession planning process, as highlighted in the following chart.

Management Succession
AIR maintains an executive talent pipeline for every executive officer position, including the CEO position, and every other officer position within the organization.

The executive talent pipeline includes “interim,” “ready now,” and “under development” candidates for each position. AIR has an intentional focus on those formally under development for executive roles. Management is also focused on attracting, developing, and retaining strong talent across the organization.

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

Talent development and succession planning is a coordinated effort among the CEO, the Compensation and Human Resources Committee, and AIR’s Human Resources team, as well as each succession candidate.
The Board is provided exposure to succession candidates for executive officer positions.
Multiple internal succession candidates have been identified for the CEO position.
All executive succession candidates have formal development plans.
All internal CEO succession candidates receive one-on-one development from a professional executive coach.
All internal CEO succession candidates receive annual 360-degree feedback.

Mr. Considine provides formal updates to the Compensation and Human Resources Committee annually, and informal updates at least quarterly, on internal CEO succession candidates’ development plan progress.

An executive coach provides formal updates to the Compensation and Human Resources Committee annually, and informal updates more frequently, on internal CEO succession candidates’ development plan progress.

AIR maintains a forward-looking approach to succession. Positions are filled considering the business strategy and needs at the time of a vacancy and the candidate’s skills, experience, expertise, leadership and fit.

AIR has a proven track record on the development of talented leaders and succession.

The Compensation and Human Resources Committee held five meetings during the year ended December 31, 2021.

Governance and Corporate Responsibility Committee

The Governance and Corporate Responsibility Committee currently consists of the eight independent directors. Ms. Sperling serves as the chairman of the Governance and Corporate Responsibility Committee. The Governance and Corporate Responsibility Committee has a written charter that was last reviewed and modified in August 2021. The Governance and Corporate Responsibility Committee’s charter is posted on AIR’s website (www.aircommunities.com) and is also available in print to stockholders, upon written request to AIR’s Corporate Secretary. During 2021, the Board determined to change the name of the Governance and Corporate Responsibility Committee (from the Nominating and Corporate Governance Committee) to emphasize AIR’s and the Board’s commitment to consideration of environmental, social, sustainability, and corporate responsibility matters. AIR also appointed its first Chief Corporate Responsibility Officer, Patti Shwayder, a Senior Vice President reporting to the CEO and 19-year veteran of AIR.

The Governance and Corporate Responsibility Committee’s responsibilities are set forth in the following chart.

Governance and Corporate Responsibility Committee Responsibilities	Accomplished In 2021

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

✓
Develops and recommends to the Board a set of corporate governance principles applicable to AIR and its management.	✓
Reviews corporate governance trends, best practices, and applicable laws and regulations and considers other corporate governance matters and develops recommendations for the Board.	✓
Maintains a related party transaction policy and oversees any potential related party transactions.	✓
Oversees a systematic and detailed annual evaluation of the Board, committees, and individual directors in an effort to continuously improve the function of the Board.	✓
Oversees AIR’s commitment to policies and strategies related to environmental, social, sustainability, and corporate responsibility matters and disclosures related thereto.	✓
Provides guidance to the Board and management about the framework and the forum for the Board to consider important matters of public policy and vet stockholder input.	✓
Reviews annually AIR’s public policy advocacy efforts and political and charitable contributions.	✓

The Governance and Corporate Responsibility Committee held three meetings during the year ended December 31, 2021.

AIR-AIV Transactions Committee

In addition to the three standing committees, the Board established the AIR-AIV Transactions Committee. The AIR-AIV Transactions Committee consists of at least three independent directors, Messrs. Keltner and Rayis and Ms. Tran. Mr. Keltner serves as the chairman of the AIR-AIV Transactions Committee. The AIR-AIV Transactions Committee meets regularly with Ms. Cohn, AIR’s President and General Counsel, along with other members of AIR’s management team. The AIR-AIV Transactions Committee has a written charter that is reviewed annually.

The AIR-AIV Transactions Committee charter is posted on AIR’s website (www.aircommunities.com) and is also available in print to stockholders, upon written request to AIR’s Corporate Secretary.

The AIR-AIV Transactions Committee’s responsibilities are set forth in the following chart.

AIR-AIV Transaction Committee

Oversee all prospective contracts or transactions to be entered into by and between AIR and Aimco (each an “AIR-AIV Transaction”) to ensure that all AIR-AIV Transactions are on an arms-length basis and on commercially reasonable terms and provide recommendations to the Board regarding the same.

Review any proposed material modifications, extensions, and terminations (other than by the terms of an agreement) to any contract entered into between AIR and Aimco in connection with the Separation or since such time and provide recommendations to the Board regarding the same.

Consider and make periodic recommendations to the Board with regard to the relationship between AIR and Aimco.
Receive a regular report of all material activities between AIR and Aimco, including those pursuant to agreements approved and entered into at the time of the Separation.
Exercise such additional powers and duties as may be reasonable, necessary, or desirable, in the AIR-AIV Transaction Committee’s discretion, to fulfill its duties under its charter.
Perform such other functions as assigned by law, AIR’s charter or bylaws or the Board.

The AIR-AIV Transactions Committee was formed in July 2021. During the year ended December 31, 2021, the AIR-AIV Transactions Committee met twice since its formation and reported regularly to the full Board.

The following table sets forth the number of meetings held by the Board and each committee during the year ended December 31, 2021.

	Board	Non-Management Directors	Audit Committee	Compensation and Human Resources Committee	Governance and Corporate Responsibility Committee	AIR -AIV Transactions Committee
Number of Meetings	6	4	6	5	3	2

How We Are Paid

Director Compensation

In formulating its recommendation for director compensation, the Governance and Corporate Responsibility Committee reviews director compensation for independent directors of companies in the real estate industry and companies of comparable market capitalization, revenue and assets and considers compensation trends. The Governance and Corporate Responsibility Committee also considers the relatively small size of the AIR board as compared to other boards, the participation of each independent director on each committee, and the resulting workload on the directors. In addition, the Governance and Corporate Responsibility Committee considers the overall cost of the Board to AIR and the cost per director.

2021

For 2021, compensation for the independent directors remained consistent with their compensation for 2020. Specifically, director compensation included a fixed annual cash retainer of $90,000 and an award of 4,000 shares of fully vested AIR Common Stock. No meeting fees were paid to the independent directors for attending meetings of the Board and the committees on which they serve. For the year ended December 31, 2021, the independent directors were paid as follows:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Terry Considine(3)	—	—	—	—	—	—	—
Thomas N. Bohjalian	—	—	—	—	—	—	—
Kristin Finney-Cooke	—	—	—	—	—	—	—
Thomas L. Keltner	90,000	156,840	—	—	—	—	246,840
Devin I. Murphy	90,000	156,840	—	—	—	—	246,840
Margarita Paláu-Hernández	—	—	—	—	—	—	—
John Dinha Rayis	90,000	156,840	—	—	—	—	246,840
Ann Sperling	90,000	156,840	—	—	—	—	246,840
Nina A. Tran	90,000	156,840	—	—	—	—	246,840

(1)
For 2021, each independent director received a cash retainer of $90,000, except Mr. Bohjalian and Mses. Finney-Cooke and Paláu-Hernández, who joined the Board on December 7, 2021.
(2)
For 2021, each independent director was awarded 4,000 shares of AIR Common Stock, which shares were awarded on January 25, 2021, and the closing price on that date was $39.21. Mr. Bohjalian and Mses. Finney-Cooke and Paláu-Hernández, who joined the Board on December 7, 2021, were not awarded any equity for 2021. The dollar value shown above represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 and is calculated based on the closing price of AIR’s Common Stock on the date of grant.
(3)
Mr. Considine, who is not an independent director, does not receive any additional compensation for serving on the Board.

2022

Compensation for each of the independent directors in 2022 includes an annual fee of 3,000 shares of AIR Common Stock or partnership units, which equity was awarded on February 4, 2022. The closing price of AIR’s Common Stock on the New York Stock Exchange on February 4, 2022, was $52.78. The independent directors also received an annual cash retainer of $90,000, paid quarterly. Directors will not receive meeting fees in 2022.

How to Communicate With Us

Stockholder Engagement

Under the direction of the Board and including participation by Board members when requested by stockholders, AIR regularly engages with stockholders on governance, pay and business matters, and systematically and at least annually canvasses its largest stockholders.

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
corporatesecretary@aircommunities.com

OUR EXECUTIVES

Please see Mr. Considine’s bio above.

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

John McGrath. Mr. McGrath serves as EVP Strategy, Capital Allocation, Co-Chief Investment Officer, and is Chairman of the Investment Committee. Prior to joining AIR, Mr. McGrath founded and served as President & Chief Executive Officer of McGrath Investments, a privately held investment company that manages multiple asset classes including real estate, venture capital, and credit. From 2005-2011, Mr. McGrath served as a Senior Vice President at Aimco where held various leadership roles, with increasing levels of responsibility, within the company’s investment management and transactions division. Additionally, he held the position of Chief Executive Officer of National Partnership Investments Corporation (NAPICO) – the affordable housing business he subsequently acquired, through a management buyout, from Aimco in 2011. Mr. McGrath earned an M.B.A. (Distinction) from the University of Oxford and a B.S. (Honors) from The Johns Hopkins University.

Joshua Minix. Mr. Minix is AIR’s EVP and Co-Chief Investment Officer. Mr. Minix joined AIR in October 2021. Prior to joining AIR, Mr. Minix led private direct real estate investments for the Americas Partners Group in the Americas. Before joining Partners Group, he was a Managing Director at Avesta Communities and InvestRes where he focused on acquisitions. Previously Mr. Minix practiced law as a commercial litigation attorney at Wiley Rein LLP in Washington D.C. Mr. Minix received a B.S. in Economics, summa cum laude, from George Mason University and a J.D. from Harvard Law School where he was an Olin Fellow in Business, Economics, and Law.

Matthew O’Grady. Mr. O’Grady joined AIR Communities in 2021 as Senior Vice President, Capital Markets. Prior to joining AIR, Mr. O'Grady was a member of the Real Estate & Lodging group at Lazard since 2013 where he worked on a variety of engagements including strategic advisory, M&A, capital raising and restructuring assignments for clients across the full range of property sectors. Prior to graduate school, Mr. O'Grady held the role of Associate at Capital Dynamics where he provided investment consulting services for pension funds and insurance companies and invested on behalf of discretionary funds into private equity fund, co-investment and secondary opportunities. Mr. O'Grady also serves on the Board of Directors for Row New York. Mr. O'Grady earned a JD and MBA from Northwestern University and an AB from Harvard University and is admitted to practice law in the state of New York.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS (“CD&A”)

Executive Summary

•
Mr. Considine’s compensation is largely tied to outperformance as measured by relative Total Stockholder Returns over three year periods.
•
Mr. Considine voluntarily capped his compensation. Mr. Considine volunteered and AIR accepted his commitment that his combined target compensation from AIR and Aimco during 2021 and 2022 would not exceed his target compensation prior to the Separation. As described in more detail below, to the extent he receives compensation directly from Aimco, compensation paid to him by AIR in relation to his role as CEO of AIR will be reduced in a manner to ensure that his combined aggregate annual compensation paid from both companies will not exceed his annual compensation prior to the Separation.
•
Mr. Considine voluntarily reduced his compensation. Mr. Considine volunteered and AIR accepted his commitment to reduce his compensation if G&A expenses exceed 15 basis points of gross asset value, as determined by AIR’s Board of Directors and Mr. Considine. Mr. Considine did this in the best long-term interest of AIR to maintain investment in other corporate costs while also meeting a goal of efficiency in converting rents to cash available for investment in AIR’s business or payment of cash dividends to our stockholders. Mr. Considine made this commitment without any adjustment or makeup of any sort. Consistent with this commitment, Mr. Considine forfeited approximately $2.5 million of compensation: returning his $0.4 million base salary, foregoing his earned STI of $1.8 million, and making a cash payment to AIR of $0.3 million.
•
AIR delivered strong operational performance in 2021 despite COVID-19. Our NOI margin was a peer-leading 72%, and despite the pandemic, we also led coastal peers in same-store revenue growth in 2021.
•
Annual incentive plan was based on financial, operational, and strategic objectives. Financial and operational results are weighted at 75% of the total incentive, with balance sheet, capital allocation, and employee engagement metrics comprising the remainder.
•
Annual incentive payout. Based on outperformance on all KPIs (Operations Performance, Portfolio Quality, Financial Performance, Balance Sheet and Team Engagement), the calculated payout was 147.72%.
•
Performance equity granted in 2019 earned at 48% of target. Across the 2019-2021 period, Aimco and AIR combined Total Stockholder Return (TSR) under-performed relative to the NAREIT Equity Apartments Index, but favorably relative to the MSCI US REIT Index.
•
2022 compensation in line with 2021. The AIR compensation philosophy and general compensation program structure has not changed. AIR remains committed to long-term, stockholder-aligned, performance-based compensation for senior executives and with more CEO compensation tied to TSR than any peer CEOs.
•
70.9% 5-Year Cumulative TSR, vs 66.2% for the MSCI US REIT Index and 60.38% for the NAREIT Equity Apartments Index for the period ending December 31, 2021.
•
72.1% NOI Margin, vs 66.3% peer average.
•
3.2% 10-year revenue CAGR.
•
98.0% 5-year average Say-on-Pay support rate.

Our Company

Apartment Income REIT Corp., known as AIR Communities, is the owner and operator of best-in-class apartment communities across the United States. AIR Communities professionally manages high-quality properties in top markets including eight important geographic concentrations: Boston; Philadelphia; Greater Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego. Our communities are managed by outstanding team members who provide unbeatable customer service.

Our Named Executive Officers

This CD&A describes the compensation programs and practices regarding our Named Executive Officers (“NEOs”) for the 2021 fiscal year. Our NEOs for 2021 were our Chief Executive Officer, Chief Financial Officer and the next two most highly compensated officers:

Name	Age	First Elected	Position
Terry Considine	74	July 1994	Chief Executive Officer and Director
Paul L. Beldin	48	September 2015	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	52	December 2007	President, General Counsel, and Secretary
Keith M. Kimmel	50	January 2011	President, Property Operations

2021 Say-on-Pay Vote Result and Stockholder Engagement Regarding Executive Compensation

At our 2021 Annual Meeting of Stockholders, approximately 97% of the votes cast in the advisory vote on executive compensation (also commonly referred to as “Say on Pay”) approved the compensation of our NEOs as disclosed in the 2021 proxy statement. The AIR Compensation and Human Resources Committee (the “AIR Committee”) and AIR’s management remain committed to extensive engagement with stockholders as part of ongoing efforts to formulate and implement an executive compensation program designed to align the long-term interests of our executive officers with those of our stockholders. Over the last five years, AIR has had the highest support on “Say on Pay” of all of its multi-family peer companies.

We have continued to emphasize stockholder engagement during 2021. We regularly engage with stockholders regarding pay, governance, and in particular the during the spring and summer of 2021, the path that we were taking when selecting new director nominees for election.

Overview of Pay-for-Performance Philosophy and 2021 Business Performance Results

We are a pay-for-performance organization. We start by setting target total compensation near the median of target total compensation for our peers as identified in Item 11. 2022 Compensation Targets, both as a measure of fairness and also to provide an economic incentive to remain with AIR. Actual compensation varies from target compensation based on AIR's results. Each officer’s annual cash incentive compensation, “short term incentive” or "STI", is based in part on AIR's performance against corporate, rather than personal, goals. The more senior the officer, the greater the percentage of his or her STI that is based on AIR’s performance against its corporate goals. Longer term compensation, “long term incentive” or "LTI", follows a similar tiered structure. Each officer’s LTI is based in part on AIR’s “total stockholder return” or TSR, relative to its peers, with executive officers having a greater share of their LTI based on relative TSR. In the case of Mr. Considine, his entire LTI award is “at risk” based on AIR’s relative TSR. LTI is measured over three years and vests over time, typically a period of four years, so that officers bear longer term exposure to the decisions they make.

To reinforce alignment of stockholder and management interests, we also have stock ownership guidelines that require substantial equity holdings by executive officers, as described further below. Stock Ownership Guidelines and Required Holding Periods After Vesting.

Summary of Executive Compensation Program and Governance Practices

What We Pay and Why: Components of Executive Compensation

Total compensation for AIR named executive officers is comprised of the following components:

Compensation Component	Form	Purpose
Base Salary	Cash	Provide a salary that is competitive with market.
STI	Cash	Reward executive for achieving short-term business objectives.
LTI	Restricted stock, LTIP I or LTIP II units, or stock options, subject to performance and/or time vesting, typically over four years.	Align executive’s compensation with stockholder objectives and provide an incentive to take a longer-term view of AIR’s performance.

LTI compensation directly ties the interests of executives to the interests of our stockholders, and comprises a substantial proportion of compensation for AIR NEOs, as follows:

CEO Pay Overview

The Committee determines the compensation for the CEO. In setting Mr. Considine’s target total compensation for 2021, the Committee considered, among other things, the peer group compensation data as discussed below and Mr. Considine’s expertise and experience. The Committee continued a compensation plan for Mr. Considine that resulted in approximately 10% base salary, 27% based on AIR’s performance against its 2021 corporate goals, and 63% based on relative TSR, making more of Mr. Considine’s target compensation tied to TSR than is the case for any of his peers. Mr. Considine’s target compensation mix is illustrated as follows:

After setting target total compensation, Aimco determined to pay Mr. Considine $1.8M in a combination of base, STI, and LTI. Accordingly, Mr. Considine voluntarily reduced his target total compensation at AIR by comparable amounts, making his target total compensation:

$400,000 – Base Salary (reduced by $300,000)

$1,200,000 – STI (reduced by $600,000)

$3,400,000 – LTI (reduced by $900,000)

After making these voluntary reductions, Mr. Considine’s target compensation became approximately 8% base salary, 24% based on AIR’s performance against its 2021 corporate goals, and 68% based on relative TSR, making Mr. Considine’s target compensation even more tied to TSR than is the case for any of his multi-family peers.

Total Compensation for 2021

For 2021, total compensation is the sum of base compensation earned in 2021, STI earned in 2021, and LTI awards granted in 2021.

Base Compensation for 2021

For 2021, Mr. Considine’s base compensation was $400,000, reduced from $700,000 which amount is well below the median for CEOs of his experience, expertise, and tenure in AIR’s peer group. For 2021, base compensation for all other NEOs was set at $450,000, near the median base compensation paid by our peer companies to executives in similar positions.

Short-Term Incentive Compensation for 2021

The Committee determined Mr. Considine’s STI by the extent to which AIR met five designated corporate goals, which are described below and are referred to as AIR’s Key Performance Indicators, or KPIs.

For the other NEOs, calculation of STI was determined by two components: AIR’s performance against the KPI; and each officer’s achievement of his or her individual Managing AIR Performance (“MAP”) goals. For example, if an executive’s target STI was $400,000 and weighted 75% on KPIs, then 75% of that amount, or $300,000, varied based on KPI results and 25% of that amount, or $100,000, varied based on MAP results. As actual KPI results were 147.72% of target in 2021, then the executive would receive 147.72% of $300,000 ($443,160) for the KPI portion of his STI, and if MAP results were 100%, such hypothetical executive would receive 100% of the $100,000, for a total STI payment of $543,160.

AIR’s 2021 KPIs reflected our five areas of strategic focus, as set forth below. Specifically, AIR’s KPIs consisted of the following five corporate goals that were reviewed with, and approved by, the Committee, each weighted as described.

These goals aligned executive officers with AIR’s publicly communicated, long-term goals without encouraging them to take unnecessary and excessive risks. Threshold performance paid out at 50%; target performance paid out at 100%; and maximum performance paid out at 200%.

For some goals, where performance was between threshold and target or between target and maximum, the amount of the payout was interpolated.

The following is a tabular presentation of the performance criteria and results for 2021, explained in detail in the paragraphs that follow:

Performance Measures	Goal Weighting	Threshold 50%	Target 100%	Maximum 200%	Actual	Payout
Operations Performance	35%
SSS NOI Performance as compared to 2021 Budget	35%	3% below Budget	Budget	3% above Budget	2.33% favorable to Budget	62.16%
					Operations Subtotal:	62.16%
Portfolio Quality	5%
Transactions That Enhance AIR’s Objectives Regarding Portfolio Quality	5%	—	Based on transactions that enhance portfolio quality.	—	Accretive acquisitions that improved the growth, average rent, and average age of the portfolio and dispositions that reduced AIR’s allocation to markets with lower growth or other risks.	8.00%
Portfolio Quality Subtotal:						8.00%
Financial Performance	40%
Performance Against Overall FFO Budget	35%	$2.02	$2.12	$2.22	$0.02/share favorable vs budget	42.00%
G&A Costs At Budget	5%	—	$15.4M	$14.4M	$1.1M Favorable vs Budget	10.00%
					Financial Performance Subtotal:	52.00%
Balance Sheet	10%
Leverage/Balance Sheet Safety & Cost	10%		Based on balance sheet activities that add financial flexibility.		Increased financial flexibility and debt reduction to achieve leverage target ahead of schedule.	15.00%
					Balance Sheet Subtotal:	15.00%
Team Engagement	10%
Team Engagement	5%	$4.00	$4.30	$4.75	4.35	5.56%
On-Site Team Moral, Engagement, Turnover, and Productivity	5%	—	Based on on-site team engagement scores, team member retention ratios, and efficiency gains	—	On-site team member engagement for 2021 was a record 4.57 out of 5. Reduced overall on-site turnover by 25%	5.00%
					Team Engagement Subtotal:	10.56%
Grand Total						147.72%

An explanation of the objective of each metric is set forth below.

Operations Performance - Same Store NOI Achievement (35% of KPI). The primary objective of this metric was to fulfill our strategic objective of driving rent growth based on high levels of resident retention, through superior customer selection and satisfaction, coupled with disciplined innovation resulting in sustained cost control, to maximize NOI margins. For 2021, the range for the Same Store NOI achievement goal was as follows: “Threshold” equated to achievement of three percent unfavorable to 2021 budgeted Same Store NOI; “Target” equated to achievement of 2021 budgeted Same Store NOI; and “Maximum” equated to three percent favorable to 2021 budgeted Same Store NOI. The Same Store NOI for 2021 was 2.33% favorable to budgeted Same Store NOI. This resulted in a payout on the Same Store NOI achievement goal of 62.16% for each of the NEOs.

Portfolio Quality (5% of KPI). The primary objective of this metric was to fulfil our strategic objective of closing transactions (“Acquisitions” and “Dispositions”) that enhance our portfolio quality, require lower recurring capital replacement spending, and have a greater allocation to states with greater economic growth and a more reliable rule of law. Our portfolio of apartment communities is diversified across primarily “A” and “B” price points, averaging “B/B+” in quality, and is also diversified across several of the largest markets in the United States. During 2021, we exited the Chicago and New York markets and, subsequent to year-end, reduced our exposure to California. We added to our portfolio in Florida through a $223 million acquisition, and improved the quality of our Washington, D.C. portfolio through selling some properties and partial interests in others while acquiring four properties, whose NOI growth we expect will exceed market NOI growth by more than 10% during each of the next two years and will exceed that of the properties we sold. Overall, we believe we have upgraded the locations of our Washington D.C. portfolio. Our 2021 portfolio management activities increased our average rents by approximately $150 per home and reduced the portfolio's average age by one year. Our current portfolio is of a higher quality and is expected to require lower recurring capital replacement spending.

Acquisitions: During 2021, we acquired five properties for approximately $730 million, including four properties in the Washington D.C. area and one in Pembroke Pines, Florida, with 2,083 apartment homes. The Washington D.C. acquisition included 84,000 square feet of office and commercial space, and two vacant land parcels suitable for development of 498 additional apartment homes, valued at approximately $20 million. The acquisitions were funded with property sales, the issuance of OP Units, and the assumption of existing property debt. We expect a 4.3% NOI yield in 2022 which is anticipated to approach ~6% by 2024, approximately 130 basis points greater than the properties sold to fund the acquisitions, adding ~$0.04 to FFO per share. This spread is expected to increase over time as the long-term internal rate of return (“IRR”) is expected to be 9.0%, as compared to the IRR of the sold properties of 6.4%, which represents a 40% increase.

Dispositions: During 2021, we sold 16 apartment communities located in New York City, Washington, D.C., and Chicago with 1,395 apartment homes for gross proceeds of $512 million. Net sales proceeds from these transactions were $472 million.

Also during 2021, we formed a joint venture with an affiliate of Blackstone by selling for $408 million an 80% interest in three multi-family properties with 1,748 units located in Virginia. AIR is the general partner with 20% ownership and earns various fees for providing property management and corporate services.

After year end, we sold an additional seven apartment communities located in San Diego, Los Angeles, and the Bay Area for gross proceeds of $507 million. We are under contract to sell an additional $267 million of properties located in Chicago, New York City, and California. In aggregate, the $1.7 billion of property sales are priced at an approximate 15% premium to their estimated 2020 fair market value, pre-COVID, an implied NOI cap rate of 4.3%, and a free cash flow cap rate of 4.0%.

These outcomes resulted in a payout of this goal of 8.0% for each of the NEOs.

Financial Performance – Performance against overall FFO budget (35% of KPI) and G&A Costs at budget (5% of KPI). We created AIR to be the most efficient and effective way to invest in U.S. multi-family real estate, due to its simplified business model and diversified portfolio of stabilized apartment communities and to maintain an efficient cost structure. For 2021, the range for the FFO performance goal was as follows: “Threshold” equated to achievement of $2.02 per share; “Target” equated to achievement of $2.12 per share; budgeted Same Store NOI; and “Maximum” equated to $2.22 per share. FFO performance was $0.02 per share favorable to budget. This resulted in a payout on the FFO performance goal of 42.00% for each of the NEOs. For 2021, the G&A costs at budget goal, the “Target” equated to achievement on of $15.4 million and “Maximum” equated to achievement of $14.4 million. G&A costs were $1.1 million favorable to budget. This resulted in a payout the G&A costs at budget goal of 10.00% for each of the NEOs. G&A for these purposes is based on G&A expenses computed in accordance with GAAP, less asset management fees earned from our joint ventures, and was consistent with our internal definition of G&A as of the beginning of the year. During 2021, we expanded what we considered in the calculation of G&A expenses, most significantly to include property management costs in excess of 3% of property revenues, removing potential distortions caused by geography. In the determination of G&A expenses as a percentage of gross asset value, described in Results of Operations within Item 7, we used the new and expanded definition.

Leverage Ratios and Other Balance Sheet Activities Adding Financial Flexibility (10% of KPI). The primary objective of this goal was to fulfil our strategic objective of using safe property debt that is low-cost, long-dated, amortizing, and non-recourse, limiting entity and refunding risk while maintaining asset flexibility. For 2021, AIR’s performance against this goal was based on leverage to EBITDAre, and other balance sheet activities that further strengthen AIR’s balance sheet and add financial flexibility. We set out at the beginning of 2021 to achieve a leverage to EBITDAre target of 5.5:1 in late 2022 or early 2023. With proceeds of our 2021 equity issuance, property sales, the Blackstone joint venture, and pro forma the first quarter 2022 sales, we will have leverage to EBITDAre of 5.3:1. Achieving this leverage target is roughly six months ahead of the plan established at the start of 2021. The Blackstone joint venture not only reduced leverage, it also diversified our sources of capital and provided an opportunity to build a relationship for future opportunities. The above outcomes significantly improved AIR’s strong and flexible balance sheet. This resulted in a payout on the balance sheet goal of 15.00% for each of the NEOs.

Team Member Engagement Scores (5% of KPI). The primary objective of this metric was to fulfil our strategic objective of producing a strong, stable team that is the enduring foundation of our success. Every team member is surveyed via a third-party, confidential survey on his or her annual anniversary of employment. The team member engagement score consists of the average of the responses to the questions that comprise the engagement index, on a scale of 1 to 5, for all teammates who complete the survey during the year. For 2021, the range for team member engagement scores was as follows: “Threshold” equated to 4.00; “Target” equated to 4.30; and “Maximum” equated to 4.75. For 2021, our team member engagement was 4.35, resulting in a payout of 5.56% for each of the NEOs.

On-Site Team Moral, Engagement, Turnover and Productivity (5% of KPI). The primary objective of this metric was to maintain a highly engaged, stable workforce at our communities, enhanced by innovations in efficiency, all of which further the strategic objective of maximizing NOI margins. Achievement was based on on-site team engagement scores, team member retention ratios, and efficiency gains. Our on-site team member engagement score was a record 4.57 out of 5. On-site overall turnover decreased by 5% in 2021 as compared to 2020. We had proportionally more voluntary turnover and less involuntary turnover in 2021 than in 2020. This resulted in a payout on the on-site engagement, retention, and efficiency goal of 5.0%.

The total KPI result was 147.72%.

Goal setting

For all numeric metrics, the target performance goals were aligned with our 2021 budget goals. We have a rigorous budgeting process that includes an evaluation of prior performance, market data, and peer performance. Our budget strategy is to set ambitious, achievable goals. Our 2021 budget and KPI goals were finalized in January 2021. As described in detail below, we ensured that our business remained open throughout the pandemic, with teammates across the country providing residents safety, a refuge from the virus, good neighbors, respectful treatment for all, and a helping hand to those in need.

Various of the key financial indicators we use in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures. Key non-GAAP measures we use are defined, described and, where appropriate, reconciled to the most comparable financial measures computed in accordance with GAAP under the Non-GAAP Measures heading within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Long-Term Incentive Compensation Awards for 2021

Under the 2021 LTI program for executive officers, three forms of LTI were granted to NEOs on January 25, 2021, as follows: (1) performance-based profit participation incentive units in our operating partnership (“LTIP II Units”), which were granted to Mr. Considine, representing 100% of his 2021 LTI award; (2) performance-based restricted stock, which was granted to Messrs. Beldin, and Kimmel and Ms. Cohn, representing two-thirds of their 2021 LTI awards; and (3) time-based restricted stock, which was granted to Messrs. Beldin, and Kimmel and Ms. Cohn, representing one-third of their 2021 LTI awards, with 25% of the awards vesting on each anniversary of the grant date.

For the purpose of calculating the number of LTIP II Units granted, the target dollar amount was divided by $6.67, which price was calculated by a third-party financial firm with particular expertise in the valuation of such LTIP II Units.

For the purpose of calculating the number of shares of performance-based restricted stock to be granted to each of Messrs. Beldin and Kimmel and Ms. Cohn, the dollar amount allocated to restricted stock was divided by $39.14 per share, which was the average of the closing trading prices AIR’s Common Stock on the five trading days up to and including the grant date. The five-day average was used to mute the effect of any single day spikes or declines. The share award agreements to which the performance-based restricted shares were granted do not provide for the payment of dividends until the shares are earned. Dividends accrue during the performance period.

The performance-based LTIP II Units, and the performance-based restricted stock, are referred to as “performance-based LTI awards,” because the number of such LTIP II Units and the amount of restricted stock that vest, if any, is determined based on relative TSR performance during a forward looking, three-year performance period, as described in detail below.

Metric and Performance Level(1) (relative performance stated as basis points above or below index performance)(2)
	Threshold	Target	Maximum
Relative to NAREIT Equity Apartments Index	-250 bps	+50 bps	+400 bps
Relative to MSCI US REIT Index	-350 bps	+50 bps	+500 bps
(1)
The relative metrics above reflect the metrics used for the awards made in 2021 for the three-year forward-looking performance period ending on December 31, 2023.
(2)
If absolute TSR for the three-year forward-looking performance period is negative, any portion of the LTI award achieved above target will not vest until absolute TSR is once again positive.

Such metrics apply to the LTIP II Units granted to Mr. Considine, all of which are performance based, and the performance-based restricted stock granted to Messrs. Beldin, and Kimmel and Ms. Cohn. The Committee set threshold performance to pay out at 50%; target performance to pay out at 100%; and maximum performance to pay out at 200%, which means that Messrs. Considine, Beldin, and Kimmel and Ms. Cohn may earn nothing or up to 200% of the target award. If performance is between threshold and target or between target and maximum, the amount of the payout will be interpolated. Performance-based LTI awards vest 50% following the end of the three-year performance period (based on attainment of TSR targets), and 50% one year later, for a four-year plan from start to finish, illustrated below, subject to the grantee’s continued service to AIR, and subject to a delay if absolute TSR for the three-year forward looking performance period is negative.

Mr. Considine’s LTIP II Units are intended to constitute profits interests within the meaning of the Code. Mr. Considine was granted the ability to participate in the appreciation of value of AIR that took place after these LTIP II Units were granted, subject to their vesting. Once vested and until the 10-year anniversary of the grant date, the LTIP II Units may be converted at Mr. Considine’s election into a number of units whose value is determined based on the market price of AIR’s Common Stock on the conversion date less the closing price of AIR’s Common Stock on the date of grant, which was $39.21. Additional details regarding the structure of LTIP II Units can be found in the Amended and Restated Agreement of Limited Partnership of the AIR Operating Partnership, the Form of Performance Vesting LTIP Unit Agreement, and the Form of Performance Vesting LTIP II Unit Agreement, all of which are incorporated by reference into AIR’s Annual Report on Form 10-K for the year ended December 31, 2021, as Exhibits 10.1, 10.18 and 10.20, respectively.

NEO Compensation for 2021

The Committee determined Mr. Considine’s STI for 2021 would be based entirely on AIR’s performance against the five designated corporate goals, described above. The Committee calculated Mr. Considine’s STI by multiplying his STI target of $1.2 million by 147.72%, which was the Committee’s payout determination having reviewed overall performance on the five corporate goals. The Committee granted Mr. Considine’s LTI in the form of LTIP II Units on January 25, 2021, for the three-year performance period from January 1, 2021, through December 31, 2023; the LTI grant is entirely at risk, based on relative returns over the performance period.

As described above, Mr. Considine volunteered and AIR accepted his commitment to reduce his compensation if G&A expenses exceed 15 basis points of gross asset value, as determined by AIR’s Board of Directors and Mr. Considine. Mr. Considine did this in the best long-term interest of AIR to maintain investment in other corporate costs while also meeting a goal of efficiency in converting rents to cash available for investment in AIR’s business or payment of cash dividends to our stockholders. Mr. Considine made this commitment without any adjustment or makeup of any sort.

Consistent with this commitment, Mr. Considine forfeited $2,527,000 of compensation: returning his $400,000 base salary, foregoing his earned STI of $1,772,640, and making a cash payment to AIR of $354,360.

For Messrs. Beldin and Kimmel and Ms. Cohn, an allocation of the target STI was made as follows: 75% of the target STI was calculated based on AIR’s performance against KPI and 25% of the target STI was calculated based on each executive’s achievement of his or her individual MAP goals. As noted above, AIR’s KPI performance was 147.72%. Accordingly, each was awarded 147.72% of the portion of his or her STI attributable to KPI (i.e., 75% of the target STI amount shown below for Messrs. Beldin and Kimmel and Ms. Cohn).

In determining the MAP achievement component of 2021 STI, Mr. Considine determined that: Mr. Beldin’s MAP achievement would be paid at 100% of target for his contributions to finance and accounting and to AIR's balance sheet; Ms. Cohn’s MAP achievement would be paid at 125% for her leadership over various AIR initiatives post-Separation; Mr. Kimmel’s MAP achievement would be paid at 155% for his contributions to AIR’s operating results. The Committee reviewed Mr. Considine’s determinations with respect to Messrs. Beldin, Kimmel, and Ms. Cohn. As described above, LTI for the NEOs including the CEO was granted on January 25, 2021, in the form of LTIP II Units or restricted stock. Target compensation and incentive compensation for 2021 for the other NEOs is summarized as follows:

			Target Total Incentive		2021 Incentive Compensation ($)
			Compensation		STI		LTI
	Target Total Compensation ($)	Paid Base ($)	STI ($)	LTI ($)	($) (1)	Time-Based LTI ($)(2)	Performance- Based Equity- Stock ($)(3)	Performance- Based Equity- Stock Options ($)(3)
Mr. Considine	6,800,000(4)	—(5)	1,200,000	3,400,000	—(5)	—	3,400,000	—
Mr. Beldin	1,070,000	450,000	250,000	370,000	339,475	123,333	246,667	—
Ms. Cohn	2,100,000	450,000	550,000	1,100,000	781,220	366,667	733,333	—
Mr. Kimmel	1,700,000	450,000	500,000	750,000	747,700	250,000	500,000	—
(1)
Amounts shown reflect the 2021 STI paid to each of Messrs. Beldin and Kimmel and Ms. Cohn.
(2)
For Messrs. Beldin, and Kimmel and Ms. Cohn, comprises one-third of the LTI target, vesting ratably over four years, and is for the purpose of attracting and retaining key talent integral AIR's success. For Messrs. Beldin, and Kimmel and Ms. Cohn, time-based LTI was in the form of restricted stock.
(3)
Amounts shown reflect a 100% payout of the performance-based shares resulting from achieving “target” performance. Actual payouts will be in a range of 0% to 200% of these amounts, depending on performance results for the three-year performance period from January 1, 2021, through December 31, 2023.
(4)
After setting target total compensation, Aimco determined to pay Mr. Considine $1.8 million in combination of base, STI, and LTI. Accordingly, Mr. Considine voluntarily reduced his target total compensation at AIR by comparable amounts, making his target total compensation: $400,000 - base salary (reduced by $300,000), $1,200,000 - STI (reduced by $600,000), and $3,400,000 - LTI (reduced by $900,000).
(5)
As described above, Mr. Considine volunteered and AIR accepted his commitment to reduce his compensation if G&A expenses exceed 15 basis points of gross asset value, as determined by AIR’s Board of Directors and Mr. Considine. Mr. Considine did this in the best long-term interest of AIR to maintain investment in other corporate costs while also meeting a goal of efficiency in converting rents to cash available for investment in AIR’s business or payment of cash dividends to our stockholders. Mr. Considine made this commitment without any adjustment or makeup of any sort. Consistent with this commitment, Mr. Considine forfeited $2,527,000 of compensation: returning his $400,000 base salary, foregoing his earned STI of $1,772,640, and making a cash payment to AIR of $354,360.

Determination Regarding 2019 Performance Share Awards. As part of the 2019 LTI program, Aimco granted performance-share awards that might be earned based on relative TSR as compared to the NAREIT Equity Apartments Index (60% weighting) and the MSCI US REIT Index (40% weighting) over a three-year performance period ending on December 31, 2021, with awards vesting 50% following the end of the three-year performance period (based on attainment of TSR targets) and 50% one year later, for a four-year plan from start to finish. On February 1, 2022, the Committee determined that AIR and Aimco’s combined three-year TSR was 860 basis points lower than the NAREIT Equity Apartments Index and 140 basis points higher than the MSCI US REIT Index for the three-year performance period ending on December 31, 2021, resulting in the number of shares being earned at 48% of target for Messrs. Considine, Beldin, and Kimmel and Ms. Cohn.

The chart below summarizes the results for the 2019 performance share awards, and provides performance as of December 31, 2021, for the “in progress” 2021 and 2020 and performance share awards.

Long Term Incentive Plan Award Status
Three-Year Performance Period	2019	2020	2021	2022	2023	Status	CEO % Payout(1)	Other NEOs(2)
2021 – 2023			33% Completed			Tracking Between Threshold and Target	80%	87%
2020 – 2022		67% Completed				Tracking Between Target and Maximum	116%(3)	111%(3)
2019 – 2021	100% Completed					Payout Achieved Between Threshold and Target	48%(3)	75%(3)
(1)
100% of the LTI award for Mr. Considine is performance-based, or at risk, based entirely on relative TSR.
(2)
Two-thirds of the LTI awards for the other NEOs are performance-based, or at risk, based on relative TSR, and the remaining one-third of the LTI awards are for the purpose of retention, or time-based. Payouts shown include the time-based portion of the awards.
(3)
Amounts reflect performance of “in progress” awards as of December 31, 2021, and for the period from December 11, 2020, through December 31, 2020, include the sum of Aimco and AIR TSR for purposes of AIR’s TSR performance.

Compensation Governance

Below we summarize certain executive compensation program and governance practices, including practices we have implemented to drive performance and practices we avoid because we believe they would not serve our stockholders’ long-term interests.

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

Maintains stock ownership guidelines and holding periods after vesting until ownership guidelines are met. We have the following minimum stock ownership requirements: CEO – lesser of five times base salary or 150,000 shares; President and General Counsel and CFO – lesser of five times base salary or 75,000 shares; and other executive officers – lesser of four times base salary or 25,000 shares. All NEOs who are currently employed with AIR meet these requirements.

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

Maintains a claw back policy. In the event of a financial restatement resulting from misconduct by an executive, the claw back policy allows AIR to recoup incentive compensation paid to the executive based on the misstated financial information. The policy covers all forms of bonus, incentive, and equity compensation.

Conducts a risk assessment. The Committee annually conducts a compensation risk assessment to determine whether the compensation policies and practices, or components thereof, create risks that are reasonably likely to have a material adverse effect on AIR.

Acts through an independent Compensation Committee. The Committee consists entirely of independent directors.

What AIR Does Not Do
Guarantee salary increases, bonuses or equity grants. AIR does not guarantee annual salary increases or bonuses. AIR makes no guaranteed commitments to grant equity-based awards.
Provide excise tax gross-up payments. AIR will not enter into contractual arrangements that include excise tax gross-up payments.

Reprice options. AIR has never repriced the per-share exercise price of any outstanding stock options. Repricing of stock options is not permitted under AIR’s equity compensation plan without first obtaining approval from AIR’s stockholders.

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

How peer comparators are identified

The Committee considered enterprise Gross Asset Value (“GAV”), as reported by Green Street Advisors, to be an imprecise, but reasonable representation of the complexity of a real estate business and of the responsibilities of its leaders. In addition to GAV, the Committee also reviewed other factors, including gross revenues, number of properties, and number of employees, to determine if these factors provided any additional insight into the work and requirements of its leaders. Based on this analysis, we included as “peers” for 2021 compensation the following 20 real estate companies:

Peer Group
American Campus Communities, Inc.	Hudson Pacific Properties, Inc.
American Homes 4 Rent	JBG Smith Properties
Americold Realty Trust	Kilroy Realty Corp.
Brixmor Property Group, Inc.	Kimco Realty
CyrusOne Inc.	Macerich Company
Douglas Emmett, Inc.	MGM Growth Properties
Equity LifeStyle Properties	Omega Healthcare Investors
Federal Realty Investment Trust	Park Hotels & Resorts, Inc.
Gaming & Leisure Properties	Regency Centers Corp.
Healthcare Trust of America	Taubman Centers, Inc.

At the time 2021 compensation targets were established, approximately half of these real estate companies had a larger GAV, and approximately half of these real estate companies had a smaller GAV, than AIR. Due to changes in GAV for AIR and its peers during 2020, Americold Realty Trust, CyrusOne Inc., Gaming & Leisure Properties, Healthcare Trust of America, and MGM Growth Properties were added to the peer group for 2021 in replacement of Camden Property Trust, Duke Realty Corp., Extra Space Storage, Inc., Liberty Property Trust, and Sun Communities, Inc.

For Mr. Kimmel, whose position as President of Property Operations, does not have a good benchmark outside of the multi-family industry, we used a multi-family peer group for benchmarking his 2021 compensation, consisting of the following six multi-family real estate companies: AvalonBay Communities, Inc., Camden Property Trust, Essex Property Trust, Equity Residential, Mid-America Apartment Communities, Inc., and UDR, Inc.

Risk analysis of compensation programs

The Committee considers risk-related matters when making decisions with respect to executive compensation and has determined that neither our executive compensation program nor any of our non-executive compensation programs create risk-taking incentives that are reasonably likely to have a material adverse effect on the organization. Our compensation programs align management incentives with AIR's long-term interests.

AIR’s - Compensation Program Discourages Excessive Risk-Taking
Limits on STI. The compensation of executive officers and other teammates is not overly weighted toward STI. Moreover, STI is capped.

Use of LTI. LTI is included in target total compensation and typically vests over a period of four years. The vesting period encourages officers to focus on sustaining AIR’s long-term performance. Executive officers with more responsibility for strategic and operating decisions have a greater percentage of their target total compensation allocated to LTI. LTI is capped at two times target, or 200%, for the CEO, and 1.67 times target, or 167%, for the other NEOs.

Stock ownership guidelines and required holding periods after vesting. Our stock ownership guidelines require all executive officers to hold a specified amount of AIR equity. Any executive officer who has not yet satisfied the stock ownership requirements for his or her position must retain LTI after its vesting until stock ownership requirements are met. These policies ensure each executive officer has a substantial amount of personal wealth tied to long-term holdings in AIR stock.

Shared performance metrics across the organization. A portion of 2021 STI for AIR NEOs was based upon our performance against our publicly communicated corporate goals, which were core to the long-term strategy of our business and are reviewed and approved by the Committee. One hundred percent of Mr. Considine’s 2021 STI, and up to 75% of the STI for the other NEOs, was based upon our performance against our corporate goals. In addition, having shared performance metrics across the organization reinforces our focus on a collegial and collaborative team environment.

LTI based on TSR. A portion of 2021 LTI for all the NEOs was based on relative TSR. In general, the more senior level the officer, the greater the percentage of LTI that is based on relative TSR rather than time-vesting. One hundred percent of Mr. Considine’s LTI, and a substantial proportion of the LTI for the other NEOs, was based on relative TSR.

Multiple performance metrics. We had five corporate goals for 2021. In addition, through our performance management program, Managing AIR Performance, or MAP, which set and monitored performance objectives for every team member, each team member had several different individual performance goals that are set at the beginning of the year and approved by management. Each of the NEOs had an average of seven individual goals for 2021. Having multiple performance metrics inherently reduces excessive or unnecessary risk-taking, as incentive compensation is spread among a number of metrics rather than concentrated in a few.

Post-Employment Compensation and Employment and Severance Arrangements

401(k) Plan

We provide a 401(k) plan that is offered to all teammates. In 2021, we matched 25% of participant contributions to the extent of the first 4% of the participant’s eligible compensation. For 2021, the maximum match was $2,900, which was the amount matched for each of Messrs. Considine, Beldin, Kimmel, and Ms. Cohn’s 2021 401(k) contributions. We provided an additional discretionary match in the amount of $1,150 to all team members in 2021 for our achievement of greater than 125% on our 2021 corporate goals. We did not provide a discretionary match in 2020 as we did not achieve greater than 105% performance of our 2020 corporate goals.

Other than the 401(k) plan, we do not provide post-employment benefits. Additionally, we do not maintain a defined benefit pension plan, a supplemental executive retirement plan or any other similar arrangements.

Executive Employment Arrangements

2017 CEO Employment Agreement. On December 21, 2017, the AIR Operating Partnership entered into an employment agreement with Mr. Considine (the “2017 Employment Agreement”). The Committee at the time evaluated the terms of the 2017 Employment Agreement in comparison to those of the CEOs of Aimco’s peers and other comparable companies. The 2017 Employment Agreement was for a two-year term. On December 19, 2019, the Committee extended the term of the 2017 Employment Agreement for an additional two years, from January 1, 2020, through December 31, 2021. The remaining terms and conditions of the 2017 Employment Agreement remained unchanged. On December 15, 2020, Mr. Considine and the AIR Operating Partnership amended the 2017 Employment Agreement to provide that references to the “Company” in the 2017 Employment Agreement would be to AIR (rather than Aimco) following the Separation.

On October 29, 2021, AIR and AIR’s chief executive officer, Terry Considine, entered into an amendment to Mr. Considine’s 2017 Employment Agreement pursuant to which the term of his employment under the agreement was extended by an additional year, through December 31, 2022. Mr. Considine volunteered and AIR accepted his commitment to reduce his compensation for 2021 and 2022 if G&A expenses exceed 15 basis points of gross asset value, as determined by AIR’s Board of Directors and Mr. Considine. Mr. Considine did this in the best long-term interest of AIR to maintain investment in other corporate costs while also meeting a goal of efficiency in converting rents to cash available for investment in AIR’s business or payment of cash dividends to our stockholders. Mr. Considine made this commitment without any adjustment or makeup of any sort.

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

In addition, as part of the Separation, AIR and Aimco entered into the Employee Matters Agreement, which provides that Mr. Considine will continue to serve Aimco with specific responsibilities through 2022 to support the establishment and growth of the Aimco business, reporting directly to the Aimco board of directors and in connection with such role at Aimco, Mr. Considine proposed, and the Compensation and Human Resources Committee agreed, that to the extent he receives compensation directly from Aimco, compensation paid to him by AIR in relation to his role as CEO of AIR will be reduced in a manner to ensure that his combined aggregate annual compensation paid from both companies will not exceed his annual compensation prior to the Separation.

None of Messrs. Beldin, or Kimmel or Ms. Cohn has an employment agreement.

Executive Severance Arrangements

Executive Severance Policy. We adopted the Apartment Income REIT Corp. Executive Severance Policy (the “Executive Severance Policy”). The Executive Severance Policy supersedes and replaces any employment agreement or other plan, policy or practice involving the payment of severance benefits to participants under the Executive Severance Policy. Our senior officers as defined in the policy and as determined on the records of AIR and any other entities through which our operations are conducted, are eligible to participate in the Executive Severance Policy. All of our executive officers, including Messrs. Beldin and Kimmel and Ms. Cohn are participants under the Executive Severance Policy; however, the Chief Executive Officer, Mr. Considine, is not a participant under the Executive Severance Policy.

The Executive Severance Policy provides that if we terminate a participant’s employment without “Cause,” or if the participant terminates his or her employment for “Good Reason” (each as defined in the Executive Severance Policy), then the participant will be eligible to receive the following benefits:

•
a lump sum payment equal to the sum of (i) the annual base salary for the calendar year of the date of termination, and (ii) the average annual bonus paid to the participant in the most recent three years; and
•
18 months of continued health benefits coverage at AIR’s expense.

The vesting and exercise of any equity awards held by a participant on the date of termination will be determined in accordance with the applicable incentive plan and award agreement.

Pursuant to the terms of the Executive Severance Policy, if we terminate a participant’s employment without Cause, or if the participant terminates his or her employment for Good Reason, in either case, within the period commencing six months prior to and ending 12 months following a “Change in Control” (as defined in the Executive Severance Policy), then in lieu of the severance benefits described above the participant will be eligible to receive the following benefits:

•
a lump sum payment equal to two times the sum of (i) the annual base salary for the calendar year of the date of termination, and (ii) the average annual bonus paid to the Eligible Executive in the most recent three years;
•
18 months of continued health benefits coverage at AIR’s expense; and
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

Non-Competition and Non-Solicitation Agreements

Effective in January 2002 for Mr. Considine, and in connection with their employment or promotions by AIR for Messrs. Beldin and Kimmel and Ms. Cohn, we entered into certain non-competition and non-solicitation agreements with each executive, this is generally true for all of our executive officers. Mr. Considine’s 2002 non-competition and non-solicitation agreement was replaced by his 2008 and 2017 Employment Agreements. Pursuant to these agreements, each of these NEOs agreed that during the term of his or her employment with AIR and for a period of two years following the termination of his or her employment, except in circumstances where there was a change in control of AIR, he or she would not (i) be employed by a competitor of AIR named on a schedule to the agreement, (ii) solicit other employees to leave AIR’s employment, or (iii) solicit customers of AIR to terminate their relationship with AIR. The agreements further required that the NEOs protect trade secrets and confidential information. For Messrs. Beldin and Kimmel and Ms. Cohn, the agreements provide that in order to enforce the above-noted non-competition condition following the executive’s termination of employment by AIR without cause, each such executive will receive, for a period not to extend beyond the earlier of 24 months following such termination or the date of acceptance of employment with a non-competitor, (i) non-compete payments in an amount, if any, to be determined by AIR in its sole discretion and (ii) a monthly payment equal to two-thirds of such executive’s monthly base salary at the time of termination. For purposes of these agreements, “cause” is defined to mean, among other things, the executive’s (i) breach of the agreement, (ii) failure to perform required employment services, (iii) misappropriation of AIR funds or property, (iv) conviction, plea of guilty, or plea of no contest to a crime involving fraud or moral turpitude, or (v) negligence, fraud, breach of fiduciary duty, misconduct or violation of law.

Equity Award Agreements

Double Trigger Vesting Upon Change in Control. The award agreements pursuant to which restricted stock, LTIP I or LTIP II Unit, or stock option awards have been granted to Messrs. Considine, Beldin and Kimmel, and Ms. Cohn, as applicable, and to our other executive officers, provide that if (i) a change in control occurs and (ii) the executive’s employment with AIR is terminated either by AIR without cause or by the executive for good reason, in either case, within 12 months following the change in control, then (a) for time-based options or restricted stock, all outstanding shares of restricted stock or unvested stock options shall become immediately and fully vested and exercisable, and all vested options will remain exercisable for the remainder of the term of the option, and (b) for performance-based options, restricted stock, LTIP I Units, LTIP II Units will vest based on the higher of actual or target performance through the truncated performance period ending on the date of the change in control, and all vested options will remain exercisable for the remainder of the term of the option.

Accelerated Vesting Upon Termination of Employment Due to Death or Disability. Pursuant to the 2017 Employment Agreement, as set forth above, if Mr. Considine’s employment is terminated due to his death or disability, and all outstanding equity awards will become immediately and fully vested and be treated in accordance with the terms of the applicable award agreement. The award agreements pursuant to which restricted stock, LTIP I Units, LTIP II Units, or stock option awards have been granted to Messrs. Considine, Beldin, and Kimmel and Ms. Cohn, as applicable, provide that upon a termination of employment due to death or disability, then (a) for time-based options or restricted stock, all outstanding shares of restricted stock or unvested stock options shall become immediately and fully vested and exercisable, and all vested options will remain exercisable for the remainder of the term of the option, and (b) for performance-based options, restricted stock, LTIP I Units, or LTIP II Units will vest based on the higher of actual or target performance through the date of termination, and all vested options will remain exercisable for the remainder of the term of the option.

Other Benefits; Perquisite Philosophy

Our executive officer benefit programs are substantially the same as for all other eligible officers and employees. We do not provide executives with more than minimal perquisites, such as reserved parking places.

Stock Ownership Guidelines and Required Holding Periods After Vesting

We believe that it is in the best interest of our stockholders for our executive officers to own AIR stock. Every year, the Committee and Mr. Considine review our stock ownership guidelines, each executive officer’s holdings in light of the stock ownership guidelines, and each executive officer’s accumulated realized and unrealized stock option and restricted stock gains.

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

Each of Messrs. Considine, Beldin, Kimmel and Ms. Cohn exceeded the ownership targets established in our stock ownership guidelines as of February 25, 2022.

Role of Outside Consultants

The Committee has the authority under its charter to engage the services of outside advisors, experts, and others to assist the Committee. In 2021, the Committee engaged FPL Associates, L.P. (“FPL”) to review our executive compensation plan. FPL did not provide other services to AIR. The Committee instructed FPL to compile and provide data on both total pay and individual elements of compensation among companies in the peer groups, as well as trends in compensation practices that they observed within the peer groups and generally among public companies. The Committee has assessed the independence of FPL pursuant to SEC rules and has concluded that FPL is independent.

Base Salary, Incentive Compensation, and Equity Grant Practices

Base salary adjustments typically take effect on January 1. The Committee determines incentive compensation in late January or early February. STI is typically paid in February or March. LTI is granted on a date determined by the Committee, typically in late January or early February.

We generally grant equity in three scenarios: in connection with its annual incentive compensation program, as discussed above; in connection with certain new-hire or promotion packages; and for purposes of retention.

With respect to LTI, the Committee sets the grant date for the restricted stock, LTIP I Unit, LTIP II Unit, and stock option grants. The Committee sets grant dates at the time of its final compensation determination, generally in late January or early February. The date of determination and date of award are not selected based on share price. In the case of new-hire packages that include equity awards, grants are made on the employee’s start date or on a date designated in advance based on the passage of a specific number of days after the employee’s start date. For non-executive officers, the Committee has delegated the authority to make equity awards, up to certain limits, to the Chief Financial Officer (Mr. Beldin) and/or Corporate Secretary (Ms. Cohn). The Committee and Mr. Beldin and Ms. Cohn time grants without regard to the share price or the timing of the release of material non-public information and do not time grants for the purpose of affecting the value of executive compensation.

2022 Compensation Targets

Based on comparison to compensation paid to CEOs at our peers, the Committee set Mr. Considine’s target total compensation (base compensation, STI and LTI) for 2022 at $6.8 million. Because Mr. Considine voluntarily capped his compensation, the Committee reduced Mr. Considine’s target total compensation to $5.0 million, unchanged from 2021.

Mr. Considine, in consultation with the Committee, set target total compensation (base compensation, STI and LTI) for 2022 for the other NEOs as follows:

Mr. Beldin — $1.07 million; Ms. Cohn — $2.1 million; and Mr. Kimmel — $1.7 million. Our performance will determine the amounts paid for 2022 STI and the portion of LTI awards that vest, and such amounts may be less than, or in excess of, these target amounts. STI will be paid in cash. The LTI granted to Ms. Cohn and Messrs. Beldin and Kimmel on February 1, 2022, was in the form of performance-based restricted stock and time-based restricted stock.

Accounting Treatment and Tax Deductibility of Executive Compensation

The Committee generally considers the accounting treatment and tax implications of the compensation awarded or paid to our executives. Grants of equity compensation awards under our long-term incentive program are accounted for under FASB ASC Topic 718. Section 162(m) of the Internal Revenue Code was amended on December 22, 2017, by the Tax Cuts and Jobs Act (the “Tax Act”). Under the Tax Act, Section 162(m) applies to each employee who serves as the principal executive officer or principal financial officer during the taxable year, each other employee who is among the three most highly compensated officers during such taxable year, and any other employee who was a covered employee for any preceding taxable year beginning after December 31, 2016. The Tax Act also eliminated the performance-based compensation exception with respect to tax years beginning after December 31, 2017, but includes a transition rule with respect to compensation that is provided pursuant to a written binding contract in effect on November 2, 2017, and not materially modified after that date. AIR will continue to award compensation as it considers appropriate that does not qualify for deductibility under Section 162(m).

Compensation and Human Resources Committee Report to Stockholders

The AIR Compensation and Human Resources Committee held five meetings during the year ended December 31, 2021. The AIR Compensation and Human Resources Committee has reviewed and discussed the Compensation Discussion & Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the AIR Compensation and Human Resources Committee, the AIR Compensation and Human Resources Committee has recommended to the Board that the Compensation Discussion & Analysis be included in this filing.

Date: February 23, 2022

THOMAS N. BOHJALIAN
KRISTIN FINNEY-COOKE
THOMAS L. KELTNER
DEVIN I. MURPHY
MARGARITA PALÁU-HERNÁNDEZ
JOHN DINHA RAYIS (CHAIRMAN)
ANN SPERLING
NINA A. TRAN

The above report will not be deemed to be incorporated by reference into any filing by AIR under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that AIR specifically incorporates the same by reference.

Summary Compensation Table

The table below summarizes the compensation attributable to the principal executive officer, principal financial officer, and the three other most highly compensated executives in 2021, for the years 2021, 2020, and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Terry Considine —	2021(5)	—(5)	—	3,400,000	(6)	—	—(5)	2,900	3,402,900
Chief Executive Officer	2020	700,000	—	4,300,006		—	1,800,000	2,850	6,802,856
	2019	700,000	—	4,275,005		—	2,326,450	4,000	7,305,455

Paul L. Beldin —	2021	450,000	—	393,547	(8)	—	339,475	2,900	1,185,922
Executive Vice	2020	450,000	250,000(7)	309,027		61,671	250,000	2,850	1,323,548
President and Chief Financial Officer	2019	450,000	—	410,214		—	311,763	4,000	1,175,977

Lisa R. Cohn —	2021	450,000	—	1,169,864	(9)	—	781,220	2,900	2,403,984
President,	2020	450,000	550,000(7)	955,356		146,667	687,500	2,850	2,792,373
General Counsel and Secretary	2019	450,000	—	1,219,532		—	685,878	4,000	2,359,410

Keith M. Kimmel —	2021	450,000	—	797,626	(10)	—	747,700	2,900	1,998,226
President of	2020	450,000	125,000(7)	752,070		—	500,000	2,850	1,829,920
Property Operations	2019	450,000	—	803,764		—	593,746	4,000	1,851,510

(1)
This column represents the aggregate grant date fair value of stock awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2021, refer to the Share-Based Compensation footnote to AIR’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021.

The amounts shown in this column for 2021 include the grant date fair value of the performance-based restricted stock awards or performance-based LTIP II Unit awards, as applicable, granted in 2021 based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. Based on the foregoing, the grant date fair value is $6.67 per LTIP II Unit as to Mr. Considine’s performance-based LTI award, $42.83 per share for the performance-based restricted stock awards granted to each of Messrs. Beldin and Kimmel, and Ms. Cohn that are based on relative TSR Performance. The grant date fair value of the performance-based LTIP II Unit award assuming achievement at the maximum level of performance, is $6,800,005 for Mr. Considine. The grant date fair value of the performance-based restricted stock awards, assuming achievement at the maximum level of performance, is $539,915 for Mr. Beldin, $1,605,011 for Ms. Cohn, and $1,094,307 for Mr. Kimmel.

(2)
This column represents the aggregate grant date fair value of the option awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2021, refer to the Share-Based Compensation footnote to AIR’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021.

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

(3)
For 2021, the amounts shown for Messrs. Beldin, and Kimmel, and Ms. Cohn represent the 2021 STI amounts that were paid on February 22, 2022.
(4)
Includes discretionary matching contributions under AIR’s 401(k) plan.
(5)
As described above, Mr. Considine volunteered and AIR accepted his commitment to reduce his compensation if G&A expenses exceed 15 basis points of gross asset value, as determined by AIR’s Board of Directors and Mr. Considine. Mr. Considine did this in the best long-term interest of AIR to maintain investment in other corporate costs while also meeting a goal of efficiency in converting rents to cash available for investment in AIR’s business or payment of cash dividends to our stockholders. Mr. Considine made this commitment without any adjustment or makeup of any sort. Consistent with this commitment, Mr. Considine forfeited $2,527,000 of compensation: returning his $400,000 base salary, foregoing his earned STI of $1,772,640, and making a cash payment to AIR of $354,360.
(6)
Mr. Considine’s 2021 LTI award consists of 509,746 performance-based LTIP II Units (at target) for the forward looking, three-year performance period from January 1, 2021, through December 31, 2023, with the number of units earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.
(7)
Mr. Considine awarded a discretionary cash award to each of Messrs. Beldin, Kimmel, and Ms. Cohn for their significant contributions in connection with the Separation.

(8)
Equity awards for Mr. Beldin in 2021 include a 2021 LTI award consisting of the following: (i) 3,152 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; (ii) 6,303 shares of performance-based restricted stock (at target) for the forward looking, three-year performance period from January 1, 2021, through December 31, 2023, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.
(9)
Equity awards for Ms. Cohn in 2021 include a 2021 LTI award consisting of the following: (i) 9,369 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; (ii) 18,737 shares of performance-based restricted stock (at target) for the forward looking, three-year performance period from January 1, 2021, through December 31, 2023, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.
(10)
Stock awards for Mr. Kimmel in 2021 include a 2021 LTI award consisting of the following: (i) 6,388 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; (ii) 12,775 shares of performance-based restricted stock (at target) for the forward looking, three-year performance period from January 1, 2021, through December 31, 2023, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.

Grants of Plan-Based Awards in 2021

The following table provides details regarding plan-based awards granted to the NEOs during the year ended December 31, 2021.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of	All other Option Awards Number of Securities Underlying Options			Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)(3)	Threshold (#)	Target (#)	Maximum (#)	Awards ($/Sh)	Awards ($)(4)
Terry Considine	1/25/21	600,000	1,200,000	2,400,000
	1/25/21				254,873	509,746	1,019,492						3,400,000
Paul L. Beldin	1/25/21	125,000	250,000	500,000
	1/25/21							3,152					123,590
	1/25/21				3,152	6,303	12,606						269,957
Lisa R. Cohn	1/25/21	275,000	550,000	1,100,000
	1/25/21							9,369					367,358
	1/25/21				9,369	18,737	37,474						802,506
Keith M. Kimmel	1/25/21	250,000	500,000	1,000,000
	1/25/21							6,388					250,473
	1/25/21				6,388	12,775	25,550						547,153

(1)
On January 25, 2021, the Committee made determinations of target total incentive compensation for 2021 based on achievement of our five corporate goals for 2021, and achievement of specific individual objectives. Target total incentive compensation amounts were as follows: Mr. Considine — $4.6 million; Mr. Beldin — $620,000; Ms. Cohn — $1.65 million; Mr. Kimmel — $1.25 million. The awards in this column indicate the 2021 STI portion of these target total incentive amounts — at threshold, target, and maximum performance levels. The actual 2021 STI awards earned by each of Messrs. Considine, Beldin, Kimmel, and Ms. Cohn are as disclosed in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.” See the discussion above under “CD&A — Total Compensation for 2021 — Short-Term Incentive Compensation for 2021.”
(2)
For each of Messrs. Considine, Beldin, and Kimmel, and Ms. Cohn, the amounts in this column include the number of shares underlying performance-based LTIP II Units (in the case of Mr. Considine) or performance-based restricted stock (in the case of Messrs. Beldin, and Kimmel and Ms. Cohn) granted on January 25, 2021, pursuant to their 2021 LTI award that may be earned — at threshold, target and maximum performance levels — based on relative TSR (60% of each award is based on AIR’s TSR relative to the NAREIT Equity Apartments Index and 40% of each award is based on AIR’s TSR relative to the MSCI US REIT Index) over a three-year period from January 1, 2021, to December 31, 2023, with the number of units or shares earned, if any, vesting 50% on the later of the third anniversary of the grant date or the date on which performance is determined (but no later than March 15, 2024), and 50% on the fourth anniversary of the grant date.
(3)
The amounts in this column reflect the number of shares of time-based restricted stock granted pursuant to the 2021 LTI award, vesting 25% on each anniversary of the grant date. The number of shares of restricted stock was determined based on the five trading days up to and including the grant date, or $39.14.
(4)
This column represents the aggregate grant date fair value of equity awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column, refer to the Share-Based Compensation footnote to AIR’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021.

The amounts shown in this column include the grant date fair value of the performance-based restricted stock awards or LTIP II Unit awards, as applicable, based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. Based on the foregoing, the grant date fair value is $6.67 per LTIP II Unit as to Mr. Considine’s performance-based LTI award, $42.83 per share for the performance-based restricted stock awards granted to each of Messrs. Beldin and Kimmel, and Ms. Cohn that are based on relative TSR performance. The grant date fair value of the performance-based LTIP II Unit award, assuming achievement at the maximum level of performance, is $6,800,005 for Mr. Considine. The grant date fair value of the performance-based restricted stock awards, assuming achievement at the maximum level of performance, is $539,915 for Mr. Beldin, $1,605,011 for Ms. Cohn, and $1,094,307 for Mr. Kimmel.

Outstanding Equity Awards at Fiscal Year-End 2021

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2021, for the NEOs. The table also shows unvested and unearned stock awards assuming a market value of $54.67 per share (the closing market price of AIR’s Common Stock on the New York Stock Exchange on December 31, 2021).

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Terry Considine	127,217	(2)					39.00	1/31/2027					1,019,491	(3)	15,761,331	(3)
	384,809	(4)					34.28	1/26/2026					1,011,766	(5)	7,618,598	(5)
	238,530	(6)					34.56	2/12/2025	170,574	(7)	1,891,666	(7)
									206,615	(8)	3,807,914	(8)
									41,007	(9)	2,241,853

Paul L. Beldin					15,134	(10)	47.14	1/28/2030					6,303	(11)	344,585
	1,580	(12)	1,580	(12)			39.00	1/31/2027					3,457	(13)	188,994
	15,845	(14)	2,264	(14)			34.28	1/26/2026	3,152	(15)	172,320
									1,728	(16)	94,470
									1,280)	(17)	69,978
									2,459	(18)	134,434
									5,989	(19)	327,419
									10,193	(20)	557,251
									4,241	(21)	213,855
									3,664	(22)	200,311
									2,660	(23)	145,422
									2,062	(24)	112,730
									894	(25)	48,875

Lisa R. Cohn					35,992	(10)	47.14	1/28/2030					18,737	(11)	1,024,352
													10,960	(13)	599,183
									9,369	(15)	512,203
									5,137	(16)	280,840
									3,807	(17)	208,129
									7,310	(18)	399,638
									2,096	(26)	114,588
									14,271	(20)	780,196

Keith M. Kimmel	14,588	(4)					34.28	1/26/2026					12,775	(11)	698,409
													9,341	(13)	510,672
									6,388	(15)	349,232
									3,503	(16)	191,509
									2,509	(17)	137,167
									4,818	(18)	263,400
									1,448	(26)	79,162
									9,853	(20)	538,664
(1)
Effective December 15, 2020, in connection with the Separation, the executive officers received a share or partnership unit of AIR for every share or partnership unit of Aimco, and both stock options and partnership units were adjusted to preserve their pre-Separation value. The amounts in this table reflect only the AIR awards, and, in the case of stock options, the post-Separation exercise price. Amounts reflect the number of shares subject to the award that have not vested multiplied by the market value of $54.67 per share, which was the closing market price of AIR’s Common Stock on December 31, 2021.
(2)
This option was granted on January 31, 2017. The amount shown in the table represents the portion of the award that was earned based on Aimco relative TSR performance for the three-year performance period from January 1, 2017, through December 31, 2019, of which 50% vested on January 31, 2020, and the remaining 50% vested on January 31, 2021.
(3)
This performance-based LTIP II Unit award was granted on January 25, 2021, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at maximum. Once vested and until the 10-year anniversary of the grant date, LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the closing price of AIR’s Common Stock on the date of the grant which was $39.21. Because this value assumes a December 31, 2021, conversion date, that amount does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized.

(4)
This option was granted on January 26, 2016. The amount shown in the table represents the portion of the award that was earned based on Aimco relative TSR performance for the three-year performance period from January 1, 2016, through December 31, 2018, of which 50% vested on January 26, 2019, and the remaining 50% vested on January 26, 2020.
(5)
This performance-based LTIP II Unit award was granted on January 28, 2020, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at maximum. Once vested and until the 10-year anniversary of the grant date, LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the conversion price of $47.14. Because this value assumes a December 31, 2021, conversion date, that amount does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized.
(6)
This option was granted on February 12, 2015, and vested 25% on each anniversary of the grant date.
(7)
This performance-based LTIP II Unit award was granted on January 29, 2019, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. Once vested and until the 10-year anniversary of the grant date, LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the conversion price of $43.58. Because this value assumes a December 31, 2021, conversion date, that amount does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized.
(8)
This performance-based LTIP II Unit award was granted on January 30, 2018. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for the roughly three-year performance period from January 1, 2018, through December 11, 2020, of which 50% vested on January 30, 2021, and the remaining 50% will vest on January 30, 2022, as described in the CD&A. Once vested and until the 10-year anniversary of the grant date, LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the conversion price of $36.24. Because this value assumes a December 31, 2021, conversion date, that amount does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized.
(9)
This performance-based LTIP I Unit award was granted on January 30, 2018. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for roughly the three-year performance period from January 1, 2018, through December 11, 2020, of which 50% vested on January 30, 2021, and the remaining 50% will vest on January 30, 2022, as described earlier in the CD&A. An LTIP I Unit is equivalent to a common partnership unit.
(10)
This option was granted on January 28, 2020 and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward-looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at maximum.
(11)
This performance-based restricted stock award was granted on January 25, 2021 and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at target.
(12)
This option was granted on January 31, 2017. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for the three-year performance period from January 1, 2017, through December 31, 2019, of which 50% vested on January 31, 2020, and the remaining 50% will vest on January 31, 2022.
(13)
This performance-based restricted stock award was granted on January 28, 2020 and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at target.
(14)
This option was granted on January 26, 2016. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for the three-year performance period from January 1, 2016, through December 31, 2018, of which 50% vested on January 26, 2019, 37.5% vested on January 26, 2020, and 12.5% vests on January 26, 2022.
(15)
This restricted stock award was granted on January 25, 2021, and vests 25% on each anniversary of the grant date.
(16)
This restricted stock award was granted on January 28, 2020, and vests 25% on each anniversary of the grant date.
(17)
This restricted stock award was granted on January 29, 2019, and vests 25% on each anniversary of the grant date.
(18)
This performance-based restricted stock award was granted on January 29, 2019, and, subject to achievement of relative TSR metrics, vests 50% following the end of the three-year forward-looking performance period and 50% on the fourth anniversary of the grant date.
(19)
This restricted stock award was granted on January 30, 2018, and vests 100% on the fourth anniversary of the grant date.
(20)
This performance-based restricted stock award was granted on January 30, 2018. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for the roughly three-year performance period from January 1, 2018, through December 11, 2020, of which 50% vested on January 31, 2021, and the remaining 50% will vest on January 31, 2022.
(21)
This restricted stock award was granted on January 31, 2017, and vested 25% on the first anniversary of the grant date and 75% will vest on the fifth anniversary of the grant date.
(22)
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
(24)
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
(25)
This restricted stock award was granted on January 26, 2016, and vested 25% on each of the first, second, and third anniversaries of the grant date and will vest 12.5% on each of the fifth and sixth anniversaries of the grant date.

(26)
This restricted stock award was granted on January 30, 2018, and vests 25% on each anniversary of the grant date.

Option Exercises and Stock Vested in 2021

The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during the year ended December 31, 2021, for the persons named in the Summary Compensation Table above.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(2)
Terry Considine	—	—	264,001	(3)	$3,114,476
Paul L. Beldin	—	—	12,307		$491,310
Lisa R. Cohn	—	—	27,298		$1,090,643
Keith M. Kimmel	—	—	19,027		$760,336
(1)
Amounts reflect the difference between the exercise price of the option and the market price at the time of exercise.
(2)
Amounts reflect the closing market price of AIR’s Common Stock on the day the equity instrument vested, which in all cases was $40.16.
(3)
This is comprised of 57,385 LTIP I Units and 206,616 LTIP II Units. Had those LTIP II Units been converted on the date of vesting, the value would have been $809,935; however, that amount does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized. Once vested and until the 10-year anniversary of the grant date, the LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the conversion price.

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

In the table that follows, potential payments and other benefits payable upon termination of employment and change in control situations are set out as if the conditions for payments had occurred and/or the terminations took place on December 31, 2021. In setting out such payments and benefits, amounts that had already been earned as of the termination date are not shown. Also, benefits that are available to all full-time regular employees when their employment terminates are not shown. The amounts set forth below are estimates of the amounts that could be paid out to the NEOs upon their termination. The actual amounts to be paid out can only be determined at the time of such NEOs’ separation from AIR. The following table summarizes the potential payments under various scenarios if they had occurred on December 31, 2021.

	Value of Accelerated Stock and Stock Options ($)(1)					Severance ($)
Name	Change in Control Only	Double Trigger Change in Control	Death or Disability	Termination Without Cause	Termination For Good Reason	Death	Disability		Termination Without Cause		Termination For Good Reason		Termination Without Cause or For Good Reason in Connection with a Change in Control		Non- Compete Payments ($)(2)
Terry Considine	—	20,245,130	20,245,130	20,245,130	20,245,130	—	1,822,463	(3)	3,922,463	(3)(4)	3,922,463	(3)(4)	3,922,463	(3)(4)	—
Paul L. Beldin	—	2,724,406	2,724,406	—	—	—	339,475	(5)	861,185	(6)	861,185	(6)	1,160,986	(7)	600,000
Lisa R. Cohn	—	4,045,128	4,045,128	—	—	—	781,220	(5)	1,163,462	(6)	1,163,462	(6)	2,294,888	(7)	600,000
Keith M. Kimmel	—	2,850,528	2,850,528	—	—	—	747,700	(5)	998,751	(6)	998,751	(6)	1,966,273	(7)	600,000
(1)
Amounts reflect value of accelerated restricted stock, LTIP I Units, LTIP II Units and options using the closing market price of AIR’s Common Stock on December 31, 2021, of $54.67 per share. For purposes of this table, the value of restricted stock and LTIP I Units is based on the closing market price and the value of LTIP II Units and options is based on the difference between the closing market price and the conversion or exercise price, as applicable.
(2)
Amounts assume the agreements were enforced by AIR and that non-compete payments in an aggregate amount equal to two-thirds of the executive’s monthly base salary would be payable for 24 months following the executive’s termination of employment by AIR without cause.
(3)
Amount does not reflect the offset for long-term disability benefit payments in the case of a qualifying disability under AIR’s long-term disability insurance plan.
(4)
Amount consists of (i) a lump sum cash payment equal to the sum of (a) three times the sum of Mr. Considine’s base salary, or $2.1 million, and (b) Mr. Considine’s 2021 target STI of $1.8 million, and (ii) 18 months of medical coverage reimbursement at an estimated amount of $22,463, as payable pursuant to the terms of Mr. Considine’s employment agreement with AIR.
(5)
Amount consists of a lump sum cash payment equal to the amount of 2021 STI paid, as payable pursuant to the Executive Severance Policy.

(6)
Amount consists of (i) a lump sum cash payment equal to the sum of base salary and the average of the amount of STI paid for the previous three years, and (ii) 18 months of medical coverage reimbursement at an estimated amount of $32,036, as payable pursuant to the Executive Severance Policy.
(7)
Amount consists of (i) a lump sum cash payment equal to two times the sum of base salary and the average of the amount of STI paid for the previous three years, and (ii) 18 months of medical coverage reimbursement at an estimated amount of $32,036, as payable pursuant to the Executive Severance Policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information available to AIR, as of February 18, 2022, with respect to AIR’s equity securities beneficially owned by (i) each director and named executive officer, and (ii) all directors and executive officers as a group. The table also sets forth certain information available to AIR, as of February 18, 2022, with respect to shares of AIR’s Common Stock held by each person known to AIR to be the beneficial owner of more than 5% of such shares. This table reflects options that are exercisable within 60 days. Unless otherwise indicated, each person has sole voting and investment power with respect to the securities beneficially owned by that person. The business address of each of the following directors and executive officers is 4582 South Ulster Street, Suite 1700, Denver, Colorado 80237, unless otherwise specified.

Name and Address of Beneficial Owner	Number of shares of Common Stock(1)		Percentage of Common Stock Outstanding(2)	Number of Partnership Units(3)		Percentage Ownership of AIR(4)
Directors, Director Nominees, and Named Executive Officers:
Terry Considine	770,026	(5)	0.49%	5,159,702	(6)	3.47%
Paul L. Beldin	118,459	(7)	*	—		*
Lisa R. Cohn	195,772		*	—		*
Keith M. Kimmel	115,487	(8)	*	—		*
Thomas N. Bohjalian	8,000		*	—		*
Kristin Finney-Cooke	—		*	3,000		*
Thomas L. Keltner	51,007		*	—		*
Devin I. Murphy	6,386		*	3,000		*
Margarita Paláu-Hernández	3,000		*	—		*
John D. Rayis	6,912		*	3,000		*
Ann Sperling	13,558		*	3,000		*
Nina A. Tran	19,968		*	3,000		*
All directors and executive officers as a group (15 persons)	1,362,698	(9)	0.86%	5,174,702		3.83%
5% or Greater Holders:
Cohen & Steers, Inc.	26,748,192	(10)	17.02%	—		15.96%
280 Park Avenue 10th Floor
New York, New York 10017
The Vanguard Group, Inc.	22,794,058	(11)	14.51%	—		13.06%
100 Vanguard Blvd.
Malvern, Pennsylvania 19355
BlackRock Inc.	18,252,479	(12)	11.62%	—		10.89%
55 East 52nd Street
New York, New York 10055

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
(3)
Through wholly-owned subsidiaries, AIR acts as general partner of the AIR Operating Partnership. As of February 18, 2022, AIR held approximately 93.3% of the common partnership interests in the AIR Operating Partnership. Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as “OP Units.” Generally, after a holding period of 12 months, common OP Units may be tendered for redemption and, upon tender, may be acquired by AIR for shares of AIR Common Stock at an exchange ratio of one share of AIR Common Stock for each common OP Unit (subject to adjustment). If AIR acquired all common OP Units for AIR Common Stock (without regard to the ownership limit set forth in AIR’s

Charter), these shares of AIR Common Stock would constitute approximately 8.0% of the then outstanding shares of AIR Common Stock. OP Units are subject to certain restrictions on transfer.
(4)
Represents the number of shares of AIR Common Stock beneficially owned, divided by the total number of shares of AIR Common Stock outstanding, assuming, in both cases, that all 10,515,416 OP Units outstanding as of February 18, 2022, are redeemed in exchange for shares of AIR Common Stock (notwithstanding any holding period requirements, and AIR’s ownership limit). See note (3) above. Excludes partnership preferred units issued by the AIR Operating Partnership and AIR preferred securities.
(5)
Includes the following shares of which Mr. Considine disclaims beneficial ownership: 16,000 shares held in a trust. Also includes 750,557 shares subject to options that are exercisable within 60 days.
(6)
Includes 1,269,208 OP Units and equivalents held by Mr. Considine (of which 114,768 are LTIP I Units and 583,805 are LTIP II Units), 179,735 OP Units held by an entity in which Mr. Considine has sole voting and investment power, 1,591,672 OP Units and equivalents held by Titahotwo Limited Partnership RLLLP, a registered limited liability limited partnership for which Mr. Considine serves as the general partner and holds a 0.5% ownership interest, and 118,148 OP Units held by Mr. Considine’s spouse, for which Mr. Considine disclaims beneficial ownership. Also includes 2,301,122 unvested LTIP II Units, the vesting of which is subject to certain performance criteria. Upon conclusion of the performance period and depending on the results thereof, the reporting person may vest in all, some, or none of the performance-based partnership units. Titahotwo has pledged 695,000 OPU equivalents.
(7)
Includes 21,269 shares subject to options that are exercisable within 60 days.
(8)
Includes 14,588 shares subject to options that are exercisable within 60 days.
(9)
Includes 786,414 shares subject to options that are exercisable within 60 days.
(10)
Beneficial ownership information is based on information contained in Amendment No. 2 to Schedule 13G filed with the SEC on February 14, 2022, by Cohen & Steers, Inc. on behalf of itself and affiliated entities. According to the schedule, included in the securities listed above as beneficially owned by Cohen & Steers, Inc. are (i) 19,832,508 shares over which Cohen & Steers, Inc. has sole voting power, 19,727,931 shares over which Cohen & Steers Capital Management, Inc. has sole voting power, 49,614 shares over which Cohen & Steers UK Limited has sole voting power, 42,010 shares over which Cohen & Steers Asia Limited has sole voting power, and 12,953 shares over which Cohen & Steers Ireland Limited has sole voting power and (ii) 26,748,192 shares over which Cohen & Steers, Inc. has sole dispositive power, 26,288,751 shares over which Cohen & Steers Capital Management, Inc. has sole dispositive power, 404,478 shares over which Cohen & Steers UK Limited has sole dispositive power, 42,010 shares over which Cohen & Steers Asia Limited has sole dispositive power, and 12,953 shares over which Cohen & Steers Ireland Limited has sole dispositive power.
(11)
Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on February 9, 2022, by The Vanguard Group, Inc. According to the schedule, The Vanguard Group, Inc. has sole dispositive power with respect to 22,423,216 of the shares and shared voting power with respect to 230,570 of the shares and shared dispositive power with respect to 370,842 of the shares.
(12)
Beneficial ownership information is based on information contained in Amendment No. 2 to Schedule 13G filed with the SEC on January 27, 2022, by BlackRock Inc. According to the schedule, BlackRock Inc. has sole voting power with respect to 16,932,682 of the shares and sole dispositive power with respect to 18,252,479 of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Review, Approval, or Ratification of Related Person Transactions

AIR recognizes that related person transactions can present potential or actual conflicts of interest and create the appearance that AIR’s decisions are based on considerations other than the best interests of AIR and its stockholders. Accordingly, as a general matter, it is AIR’s preference to avoid related person transactions. Nevertheless, AIR recognizes that there are situations where related person transactions may be in, or may not be inconsistent with, the best interests of AIR and its stockholders. The Governance and Corporate Responsibility Committee, pursuant to a written policy approved by the Board, has oversight for related person transactions. The Governance and Corporate Responsibility Committee will review transactions, arrangements or relationships in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) AIR (or any AIR entity) is a participant, and (3) any related party has or will have a direct or indirect interest (other than an interest arising solely as a result of being a director of another corporation or organization that is a party to the transaction or a less than 10 percent beneficial owner of another entity that is a party to the transaction). The Governance and Corporate Responsibility Committee has also given its standing approval for certain types of related person transactions, such as certain employment arrangements, director compensation, transactions with another entity in which a related person’s interest is only by virtue of a non-executive employment relationship or limited equity position, and transactions in which all stockholders receive pro rata benefits.

Independence of Directors

The Board has determined that to be considered independent, a director may not have a direct or indirect material relationship with AIR or its subsidiaries (directly or as a partner, stockholder or officer of an organization that has a relationship with AIR). A material relationship is one that impairs or inhibits, or has the potential to impair or inhibit, a director’s exercise of critical and disinterested judgment on behalf of AIR and its stockholders. In determining whether a material relationship exists, the Board considers all relevant facts and circumstances, including whether the director or a family member is a current or former employee of AIR, family member relationships, compensation, business relationships and payments, and charitable contributions between AIR and an entity with which a director is affiliated (as an executive officer, partner or substantial stockholder). The Board consults with AIR’s counsel to ensure that such determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent director,” including but not limited to those categorical standards set forth in Section 303A.02 of the listing standards of the New York Stock Exchange. Consistent with these considerations, the Board has affirmatively determined that all the directors (other than Mr. Considine) are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is information on the fees billed for services rendered by Deloitte & Touche LLP, AIR’s independent registered public accounting firm during the year ended December 31, 2021, and Ernst & Young LLP, AIR’s former independent registered public accounting firm, during the year ended December 31, 2020.

Year Ended December 31,
	2021	2020
DELOITTE & TOUCHE LLP FEES
Aggregate fees billed for services	$4.7 million
Audit Fees: Including fees associated with the audit of our annual financial statements, internal controls, and interim reviews of financial statements	$1.5 million
Audit-Related Fees: Including fees related to benefit plan audits, registration statements, comfort letters, and consents	$0.1 million
Tax Fees:
Tax Compliance Fees (1)	$1.3 million
Tax Consulting Fees (2)	$1.8 million
Total Tax Fees	$3.1 million
All other fees (3)	$—

ERNST & YOUNG LLP FEES
Aggregate fees billed for services		$3.72 million

Audit Fees: Including fees associated with the audit of our annual financial statements, internal controls, interim reviews of financial statements, registration statements, comfort letters, and consents

$2.87 million
Audit-Related Fees: Including fees related to benefit plan audits		$0.03 million
Tax Fees:
Tax Compliance Fees (1)		$0.60 million
Tax Consulting Fees (2)		$0.22 million
Total Tax Fees		$0.82 million
All other fees (3)		$—
(1)
Tax compliance fees consist primarily of income tax return preparation and income tax return review fees related to the income tax returns of AIR, the AIR Operating Partnership, and certain of AIR’s subsidiaries and affiliates.
(2)
Tax consulting fees consist primarily of amounts attributable to routine advice related to various transactions, and assistance related to income tax return examinations by governmental authorities.
(3)
Other fees consist of amounts attributable to due diligence pertaining to acquisitions.

Pursuant to a competitive process, on September 23, 2021, the Audit Committee approved the appointment of Deloitte & Touche LLP for the fiscal year ending December 31, 2021. During the fiscal years ended December 31, 2020 and December 31, 2019, and for the subsequent interim period through September 23, 2021, none of AIR, the Operating Partnership or anyone on their behalf consulted Deloitte & Touche LLP regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided that Deloitte & Touche LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K or a “reportable event” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Also during the competitive process, on September 22, 2021, Ernst & Young LLP resigned as AIR’s independent registered public accounting firm, effective immediately. Ernst & Young LLP’s reports on the consolidated financial statements as of and for fiscal year ended December 31, 2020 of AIR and the Operating Partnership did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During fiscal years ended December 31, 2020 and 2019, and in the subsequent interim period through September 22, 2021, (i) there were no disagreements with Ernst & Young LLP (within the meaning of Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that if not resolved to Ernst & Young LLP’s satisfaction, would have caused Ernst & Young LLP to make reference thereto in its reports; and (ii) there were no reportable events (as defined by Item 304(a)(1)(v) of Regulation S-K).

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
o
Bookkeeping or other services related to the accounting records or financial statements of the audit client;
o
Financial information systems design and implementation;
o
Appraisal or valuation services, fairness opinions, or contribution-in-kind reports;
o
Actuarial services;
o
Internal audit outsourcing services;
o
Management functions or human resources;
o
Broker or dealer, investment adviser, or investment banking services; and
o
Legal services and expert services unrelated to the audit.
•
The following rules of the PCAOB:
o
3521 - Contingent Fees;
o
3522 - Tax Transactions; and
o
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
•
Pre-approvals are typically subject to a dollar limit of $75,000.
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
•
The Audit Committee also considers whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with AIR’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance AIR’s ability to manage or control risk or improve audit quality. Such factors are considered as a whole, and no one factor is necessarily determinative.

All of the services described in the Principal Accountant Fee section above were approved pursuant to the annual engagement letter or in accordance with the Pre-approval Policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.

(a)(2)	The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.

(a)(3)	Exhibits.

INDEX TO EXHIBITS (1) (2)

EXHIBIT NO.	DESCRIPTION

2.1

Separation and Distribution Agreement, effective as of December 15, 2020, by and among Apartment Investment Management Company, Aimco OP L.P., Apartment Income REIT Corp. and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P. ) (Exhibit 2.1 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

3.1	Amended and Restated Charter of Apartment Income REIT Corp. (Exhibit 3.1 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

3.2

Articles Supplementary of Apartment Income REIT Corp. regarding Class A Preferred Stock (Exhibit 3.2 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

3.3

Articles Supplementary of Apartment Income REIT Corp. regarding Opt-Out from the Maryland Unsolicited Takeovers Act (Exhibit 3.3 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

3.4	Amended and Restated Bylaws of Apartment Income REIT Corp. (Exhibit 3.4 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

4.1

Description of AIR’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.1 to AIR's Annual Report on Form 10-K filed March 12, 2021, is incorporated herein by this reference)

4.2

Credit Agreement, dated as of April 14, 2021, by and among Apartment Income REIT Corp., AIR REIT Sub 1, LLC, AIR REIT Sub 2, LLC, AIMCO SUBSIDIARY REIT I, LLC, Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.), AIMCO/Bethesda Holdings, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (Exhibit 10.1 to AIR’s Current Report on Form 8-K filed April 14, 2021, is incorporated herein by this reference)

10.1	Seventh Amended and Restated Partnership Agreement of Apartment Income REIT, L.P. (Exhibit 10.1 to AIR's Current Report on Form 8-K filed July 7, 2021, is incorporated herein by this reference)

10.2

Master Services Agreement, effective as of December 15, 2020, by and among Apartment Investment Management Company, Aimco OP L.P., Apartment Income REIT Corp. and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) (Exhibit 10.2 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.3

Employee Matters Agreement, effective as of December 15, 2020, by and among Apartment Investment Management Company, Aimco OP, L.P., Apartment Income REIT Corp., and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P. ) (Exhibit 10.3 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.4

Master Leasing Agreement, effective as of December 15, 2020, by and among Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) and Aimco Development Company, LLC (Exhibit 10.4 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.5

Property Management Agreement, effective as of December 15, 2020, by and between James-Oxford Limited Partnership and AIR Property Management TRS, LLC (Exhibit 10.5 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.6

Mezzanine Note Agreement, effective as of December 14, 2020, by and among Aimco REIT Sub, LLC, AIMCO/Bethesda Holdings, Inc. and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P. ) (Exhibit 10.6 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.7

Form of 5.2% Secured Mezzanine Note, made by Aimco REIT Sub, LLC (included in Exhibit 10.6) (Exhibit 10.7 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)

10.8	Form of Apartment Income REIT Corp. Executive Severance Policy*

10.9	Form of Apartment Income REIT Corp. 2007 Stock Award and Incentive Plan (Exhibit 10.9 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)*

10.10

Form of Restricted Stock Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.10 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.11

Form of Non-Qualified Stock Option Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.11 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.12	Form of Apartment Income REIT Corp. 2020 Employee Stock Purchase Plan (Exhibit 10.10 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)*

10.13	Form of Apartment Income REIT Corp. 2020 Stock Award and Incentive Plan (Exhibit 10.11 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)*

10.14

Form of Performance Restricted Stock Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.14 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.15

Form of Restricted Stock Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.15 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.16

Form of Non-Qualified Stock Option Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.16 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.17	Form of LTIP Unit Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.17 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.18

Form of Performance Vesting LTIP Unit Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.18 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.19

Form of Non-Qualified Stock Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.19 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.20

Form of Performance Vesting LTIP II Unit Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.20 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.21	AIR 401(k) Retirement Plan (f/k/a AIMCO 401(k) Retirement Plan) (Exhibit 99.1 to AIR’s Form S-8, filed December 15, 2020, is incorporated herein by this reference)*

10.22

Employment Agreement, dated December 21, 2017, by and between Terry Considine and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.)( Exhibit 10.1 to Aimco’s Current Report on Form 8-K filed December 21, 2017, is incorporated herein by this reference)*

10.23

Amendment, dated October 29, 2021, to the Employment Agreement by and between Terry Considine and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) (Exhibit 10.2 to AIR's Quarterly Report on Form 10-Q filed November 2, 2021, is incorporated herein by this reference)*

16.1	Letter of Ernst & Young, LLP, dated September 27, 2021 (Exhibit 16.1 to AIR's Current Report on Form 8-K, filed September 27, 2021, is hereby incorporated by this reference)

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP - AIR

23.2	Consent of Deloitte & Touche LLP - AIR Operating Partnership

23.3	Consent of Ernst & Young LLP - AIR

23.4	Consent of Ernst & Young LLP - AIR Operating Partnership

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – AIR

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – AIR

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – AIR

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – AIR

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

99.1	Agreement regarding disclosure of long-term debt instruments – AIR

99.2	Agreement regarding disclosure of long-term debt instruments - AIR Operating Partnership

101

The following materials from AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income (loss); (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) Schedule III

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)
Schedule and similar attachments to the exhibits have been omitted but will be provided to the Securities and Exchange Commission or its staff upon request.
(2)
The Commission file numbers for exhibits is 001-39686 (AIR) and 000-24497 (the AIR Operating Partnership).

* Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APARTMENT INCOME REIT CORP.

By:	/s/ TERRY CONSIDINE
Terry Considine
Director and Chief Executive Officer
Date:	March 1, 2022

APARTMENT INCOME REIT, L.P.

By:	AIR-GP, Inc., its General Partner

By:	/s/ TERRY CONSIDINE
Terry Considine
Director and Chief Executive Officer
Date:	March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.
By: AIR-GP, Inc., its General Partner

/s/ TERRY CONSIDINE	Director and Chief Executive Officer	March 1, 2022
Terry Considine	(principal executive officer)

/s/ PAUL BELDIN	Executive Vice President and	March 1, 2022
Paul Beldin	Chief Financial Officer (principal financial and accounting officer)

/s/ THOMAS L. KELTNER	Chairman of the Board of Directors	March 1, 2022
Thomas L. Keltner

/s/ THOMAS N. BOHJALIAN	Director	March 1, 2022
Thomas N. Bohjalian

/s/ KRISTIN R. FINNEY-COOKE	Director	March 1, 2022
Kristin R. Finney-Cooke

/s/ MARGARITA PALÁU-HERNÁNDEZ	Director	March 1, 2022
Margarita Paláu-Hernández

/s/ DEVIN I. MURPHY	Director	March 1, 2022
Devin I. Murphy

/s/ JOHN D. RAYIS	Director	March 1, 2022
John D. Rayis

/s/ ANN SPERLING	Director	March 1, 2022
Ann Sperling

/s/ NINA A. TRAN	Director	March 1, 2022
Nina A. Tran

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Apartment Income REIT Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Apartment Income REIT Corp. (the “Company”) as of December 31, 2021, the related consolidated statement of operations, comprehensive income (loss), equity and cash flows for the year ended December 31, 2021 and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate— Refer to Notes 2 and 3 to the financial statements

The Company had real estate with a net carrying value of $4.6 billion as of December 31, 2021. Upon the acquisition of real estate, the Company allocates the cost of apartment communities acquired based on the relative fair value of the assets acquired and liabilities assumed. Real estate is individually evaluated for impairment when conditions exist that may indicate the carrying amount of an asset may not be recoverable, which includes the reduction in the expected hold period. An apartment community is classified as held for sale when certain criteria for a plan of sale have been met.

Given management’s (1) judgments and assumptions used to determine purchase price allocation based on the relative fair value of the assets acquired and liabilities assumed, (2) evaluation of possible impairment indicators of real estate, including the evaluation of any reduction in expected hold period, and (3) application of held for sale criteria, performing audit procedures to evaluate real estate was challenging and required an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate included the following, among others:

• For all apartment communities acquired during the year, we evaluated the accuracy of the amounts recorded and appropriate transfer of title.

• With the assistance of our fair value specialists, we evaluated the (1) valuation methodologies utilized and (2) allocation of the initial purchase price for acquired apartment communities by developing independent estimates for the purchase price allocation for each apartment community acquired and comparing our estimates to the Company’s actual allocation.

• We evaluated management’s impairment analysis by assessing real estate assets for possible indications of impairment, including inquiring with management, searching for adverse asset-specific and/or market conditions, and evaluating the information included in the Company’s evaluation of impairment indicators.

• For any apartment communities being considered for disposition, or that met the criteria to be classified as held for sale as of December 31, 2021, we further evaluated whether the reduction in the estimated holding period for these communities resulted in impairment losses by comparing the estimated fair value, which includes the estimated selling price, to the carrying amount of the apartment communities.

• We evaluated all apartment communities classified as held for sale and apartment communities sold after December 31, 2021 or intended to be sold within one year after December 31, 2021 as to whether these apartment communities met the criteria to be classified as held for sale as of December 31, 2021 through inquiring with management, inspection of minutes of the Board of Directors, inspection of purchase and sale agreements executed subsequent to December 31, 2021, earnings calls, analyst reports, other communications to investors and any other indicators that management intends to dispose of any asset in the near-term.

Leased Real Estate Assets— Refer to Notes 2, 4 and 5 to the financial statements

The Company has entered into leases of existing properties, which are generally accounted for as sales-type leases. The terms of such leases range from 10 to 25 years. The Company is required to assess the reasonableness of the fair value of the leased property for the purposes of lease classification. As of December 31, 2021, the Company has assets recorded reflecting the net investment in such leased properties totaling $466 million.

Given management’s judgments and assumptions used to evaluate the fair value of the leased property, performing audit procedures to evaluate leased properties required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit related to the evaluation of leased properties included the following, among others:

• We evaluated the master lease agreement for proper classification as a lease.

• We evaluated each of the sub-lease arrangements for proper lease classification, including evaluating the methodology and inputs used by management to assess the reasonableness of the fair value of the leased property.

/s/ DELOITTE AND TOUCHE LLP

Denver, Colorado

March 1, 2022

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Apartment Income REIT Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apartment Income REIT Corp. (the Company) as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company's auditor from 1994 to 2021.

Denver, Colorado

March 12, 2021

except for Note 15, as to which the date is

March 1, 2022

APARTMENT INCOME REIT CORP.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2021 and 2020

(In thousands, except share data)

	2021	2020
ASSETS
Buildings and improvements	$5,720,267	$6,127,249
Land	1,164,814	1,341,615
Total real estate	6,885,081	7,468,864
Accumulated depreciation	(2,284,793)	(2,455,505)
Net real estate	4,600,288	5,013,359
Cash and cash equivalents	67,320	44,214
Restricted cash	25,441	29,266
Notes receivable from Aimco	534,127	534,127
Leased real estate assets	466,355	—
Goodwill	32,286	32,286
Other assets, net	568,051	576,026
Assets held for sale	146,492	—
Total assets	$6,440,360	$6,229,278

LIABILITIES AND EQUITY
Non-recourse property debt, net	$2,294,739	$3,628,236
Term loans, net	1,144,547	349,164
Revolving credit facility borrowings	304,000	265,600
Total indebtedness	3,743,286	4,243,000
Accrued liabilities and other	592,774	598,736
Liabilities related to assets held for sale	85,775	—
Total liabilities	4,421,835	4,841,736

Commitments and contingencies (Note 7)

Preferred noncontrolling interests in AIR Operating Partnership	79,370	79,449

Equity:
Perpetual preferred stock	2,129	2,000
Common Stock, $0.01 par value, 1,021,175,000 shares authorized at December 31, 2021 and December 31, 2020, and 156,998,367 and 148,861,036 shares issued/outstanding at December 31, 2021 and December 31, 2020, respectively	1,570	1,489
Additional paid-in capital	3,763,105	3,432,121
Accumulated other comprehensive income	—	3,039
Distributions in excess of earnings	(1,953,779)	(2,131,798)
Total AIR equity	1,813,025	1,306,851
Noncontrolling interests in consolidated real estate partnerships	(70,883)	(61,943)
Common noncontrolling interests in AIR Operating Partnership	197,013	63,185
Total equity	1,939,155	1,308,093
Total liabilities, preferred noncontrolling interests in AIR Operating Partnership, and equity	$6,440,360	$6,229,278

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2021, 2020, and 2019

(In thousands, except per share data)

	2021	2020	2019
REVENUES
Rental and other property revenues	$733,483	$719,556	$770,602
Other revenues	7,370	—	—
Total revenues	740,853	719,556	770,602

EXPENSES
Property operating expenses	268,101	249,036	261,241
Depreciation and amortization	319,742	320,943	317,283
General and administrative expenses	18,585	46,377	49,615
Provision for real estate impairment loss	—	47,281	—
Other expenses, net	27,220	73,860	16,737
	633,648	737,497	644,876

Interest income	58,651	12,374	9,300
Interest expense	(129,467)	(147,035)	(144,274)
Loss on extinguishment of debt	(156,707)	(13,324)	(6,614)
Gain on derecognition of leased properties and dispositions of real estate	594,861	119,215	503,168
Mezzanine investment income, net	—	27,576	1,531
Income (loss) from unconsolidated real estate partnerships	(565)	—	—
Income (loss) from continuing operations before income tax benefit (expense) and discontinued operations	473,978	(19,135)	488,837
Income tax benefit (expense)	5,246	(95,437)	(305)
Income (loss) from continuing operations	479,224	(114,572)	488,532
Income from discontinued operations, net of tax	—	11,228	19,495
Net income (loss)	479,224	(103,344)	508,027
Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	3,243	798	(187)
Net income attributable to preferred noncontrolling interests in AIR Operating Partnership	(6,413)	(7,019)	(7,708)
Net (income) loss attributable to common noncontrolling interests in AIR Operating Partnership	(28,433)	5,438	(26,049)
Net (income) loss attributable to noncontrolling interests	(31,603)	(783)	(33,944)
Net income (loss) attributable to AIR	447,621	(104,127)	474,083
Net income attributable to AIR preferred stockholders	(181)	—	(7,335)
Net income attributable to participating securities	(316)	(202)	(604)
Net income (loss) attributable to AIR common stockholders	$447,124	$(104,329)	$466,144

Earnings (loss) per common share – basic
Income (loss) from continuing operations attributable to AIR per common share	$2.90	$(0.94)	$3.75
Income (loss) from discontinued operations attributable to AIR per common share	—	0.09	0.16
Net income (loss) attributable to AIR common stockholders per share – basic	$2.90	$(0.85)	$3.91

Earnings (loss) per common share – diluted
Income (loss) from continuing operations attributable to AIR per common share	$2.89	$(0.94)	$3.74
Income (loss) from discontinued operations attributable to AIR per common share	—	0.09	0.16
Net income (loss) attributable to AIR common stockholders per share – diluted	$2.89	$(0.85)	$3.90

Weighted-average common shares outstanding – basic	154,135	122,446	119,307
Weighted-average common shares outstanding – diluted	154,503	122,446	119,533

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2021, 2020, and 2019

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$479,224	$(103,344)	$508,027
Reclassification of unrealized losses on available for sale debt securities	(3,251)	(1,236)	(637)
Comprehensive income (loss)	475,973	(104,580)	507,390
Comprehensive (income) loss attributable to noncontrolling interests	(31,391)	(703)	(33,906)
Comprehensive income (loss) attributable to AIR	$444,582	$(105,283)	$473,484

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2021, 2020, and 2019

(In thousands)

	Perpetual Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income	Distributions in Excess of Earnings	Total AIR's Predecessor Equity	Consolidated Real Estate Partnerships	AIR Operating Partnership	Total Equity
Balances at December 31, 2018	5,000	$125,000	116,800	$1,168	$3,515,964	$4,794	$(1,947,507)	$1,699,419	$(2,967)	$67,189	$1,763,641
Repurchases of Common Stock	—	—	(372)	(4)	(20,678)	—	—	(20,682)	—	—	(20,682)
Redemption of Preferred Stock	(5,000)	(125,000)	—	—	4,089	—	(4,089)	(125,000)	—	—	(125,000)
Issuance of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	3,034	3,034
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	(6,467)	(6,467)
Conversion of AIR Operating Partnership units	—	—	103	1	6,242	—	—	6,243	—	(6,243)	—
Amortization of share-based compensation cost	—	—	18	—	5,924	—	—	5,924	—	3,184	9,108
Effect of changes in ownership of consolidated entities	—	—	—	—	(13,243)	—	—	(13,243)	3,422	9,821	—
Purchases of noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	(3,844)	—	(3,844)
Change in accumulated other comprehensive income	—	—	—	—	—	(599)	—	(599)	—	(38)	(637)
Net income	—	—	—	—	—	—	474,083	474,083	382	26,049	500,514
Common Stock dividends	—	—	—	—	—	—	(241,643)	(241,643)	—	—	(241,643)
Common Stock issued to Common Stockholders in special dividend	—	—	3,628	36	(776)	—	—	(740)	—	—	(740)
Preferred Stock dividends	—	—	—	—	—	—	(3,246)	(3,246)	—	—	(3,246)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(308)	(13,087)	(13,395)
Other, net	—	—	65	1	132	—	—	133	19	—	152
Balances at December 31, 2019	—	$—	120,242	$1,202	$3,497,654	$4,195	$(1,722,402)	$1,780,649	$(3,296)	$83,442	$1,860,795
Repurchases of Common Stock	—	—	(189)	(2)	(10,002)	—	—	(10,004)	—	—	(10,004)
Issuance of Preferred Stock	20	2,000	—	—	—	—	—	2,000	—	—	2,000
Issuance costs	—	—	—	—	(305)	—	—	(305)	—	—	(305)
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	(2,642)	(2,642)
Conversion of AIR Operating Partnership units	—	—	128	3	5,136	—	—	5,139	—	(5,139)	—
Amortization of share-based compensation cost	—	—	20	—	4,900	—	—	4,900	—	4,341	9,241
Effect of changes in ownership of consolidated entities	—	—	—	—	494,589	—	—	494,589	(61,320)	5,201	438,470
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	4,701	—	4,701
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(277)	(277)	—	—	(277)
Change in accumulated other comprehensive income	—	—	—	—	—	(1,156)	—	(1,156)	—	(80)	(1,236)
Net income (loss)	—	—	—	—	—	—	(104,127)	(104,127)	(379)	(5,438)	(109,944)
Common Stock dividends	—	—	—	—	—	—	(304,992)	(304,992)	—	—	(304,992)
Common Stock issued in special dividend	—	—	28,629	286	(286)	—	—	—	—	—	—
Distributions to Aimco for the business separation	—	—	—	—	(559,753)	—		(559,753)	(103)	—	(559,856)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,682)	(16,500)	(18,182)
Other, net	—	—	31	—	188	—	—	188	136	—	324
Balances at December 31, 2020	20	$2,000	148,861	$1,489	$3,432,121	$3,039	$(2,131,798)	$1,306,851	$(61,943)	$63,185	$1,308,093
Issuance of Common Stock	—	—	7,825	79	342,391	—	—	342,470	—	—	342,470
Issuance of Preferred Stock	125	129	—	—	—	—	—	129	—	—	129
Issuance costs	—	—	—	—	(486)	—	—	(486)	—	—	(486)
Issuance of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	121,557	121,557
Redemption of Aimco Operating Partnership units	—	—	—	—	—	—	—	—	—	(17,827)	(17,827)
Conversion of AIR Operating Partnership units	—	—	171	1	8,332	—	—	8,333	—	(8,333)	—
Amortization of share-based compensation cost	—	—	33	—	3,771	—	—	3,771	—	3,884	7,655
Effect of changes in ownership of consolidated entities	—	—	—	—	(21,312)	—	—	(21,312)	—	21,312	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	7,458	—	7,458
Change in accumulated other comprehensive income	—	—	—	—	—	(3,039)	—	(3,039)	—	(212)	(3,251)
Net income (loss)	—	—	—	—	—	—	447,621	447,621	(3,243)	28,433	472,811
Common Stock dividends	—	—	—	—	—	—	(269,385)	(269,385)	—	—	(269,385)
Preferred Stock dividends	—	—	—	—	—	—	(179)	(179)	—	—	(179)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12,913)	(15,216)	(28,129)
Other, net	—	—	108	1	(1,712)	—	(38)	(1,749)	(242)	230	(1,761)
Balances at December 31, 2021	145	$2,129	156,998	$1,570	$3,763,105	$—	$(1,953,779)	$1,813,025	$(70,883)	$197,013	$1,939,155

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021, 2020, and 2019

(In thousands)

t

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$479,224	$(103,344)	$508,027
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	319,742	320,943	317,283
Provision for real estate impairment loss	—	47,281	—
Gain on derecognition of leased properties and dispositions of real estate	(594,861)	(119,215)	(503,168)
Income tax (benefit) expense	(5,246)	95,437	305
Share-based compensation expense	7,360	8,295	8,146
Amortization of debt issuance costs and other	6,665	7,954	7,110
Other, net	565	(1,102)	—
Discontinued operations:
Depreciation and amortization	—	72,729	62,887
Income tax (benefit) expense	—	(7,939)	(3,440)
Other non-cash adjustments, net	—	819	544
Changes in operating assets and operating liabilities:
Accounts receivable and other assets, net	(19,646)	(57,881)	(26,021)
Accounts payable, accrued liabilities and other	(17,554)	12,672	2,798
Loss on extinguishment of debt	156,707	—	—
Total adjustments	(146,268)	379,993	(133,556)
Net cash provided by (used in) operating activities	332,956	276,649	374,471
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(364,055)	(4,353)	(42,216)
Capital expenditures	(174,499)	(346,914)	(354,690)
Proceeds from dispositions of real estate	915,926	159,422	628,771
Payment for mezzanine investment and related transaction costs	—	—	(277,627)
Purchases of corporate assets	(5,171)	(17,328)	(17,584)
Proceeds from investments in debt securities	100,852	—	—
Distributions from unconsolidated properties	23,685
Other investing activities	(18,456)	(29,326)	(7,201)
Discontinued operations:
Purchases of real estate and deposits related to purchases of real estate	—	(92,485)	(96,095)
Capital expenditures	—	(19,015)	(38,771)
Net cash provided by (used in) investing activities	478,282	(349,999)	(205,413)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt of continuing operations	—	643,756	712,143
Principal repayments on non-recourse property debt of continuing operations	(1,492,446)	(772,935)	(462,152)
Proceeds from term loans	—	350,000	—
Repayment of term loan	(350,000)	—	—
Corporate term debt, net of repayments	1,150,000	—	—
Net borrowings (repayments of) on revolving credit facility	36,756	(9,400)	114,640
Payment of deferred loan costs	(13,841)	—	—
Payment of debt issuance costs	—	(6,607)	(4,861)
Payment of debt extinguishment costs	(149,725)	(14,831)	(4,491)
Cash distributed to Aimco in Separation	—	(257,296)	—
Proceeds from the issuance of Common Stock	342,470	—	—
Proceeds from the issuance of Preferred Stock	129	—	—
Payment of stock issuance costs	(486)	—	—

Repurchases of Common Stock	—	(10,004)	(20,682)
Repurchases of Preferred Stock	—	—	(125,000)
Payment of dividends to holders of Common Stock	(269,601)	(304,992)	(241,288)
Payment of dividends to holders of Preferred Stock	(179)	—	(3,246)
Payment of distributions to preferred noncontrolling interests	(6,414)	(7,019)	(7,708)
Payment of distributions to common noncontrolling interests	(28,170)	(18,455)	(13,912)
Redemptions of noncontrolling interests in the AIR Operating Partnership	(17,905)	(20,259)	(10,694)
Contribution from noncontrolling interests in consolidated real estate partnerships	7,458	456,675	4,911
Purchases of noncontrolling interests in consolidated real estate partnerships	—	—	(3,780)
Discontinued operations:
Proceeds from non-recourse property debt	—	—	62,480
Principal repayments on non-recourse property debt	—	(44,193)	(57,875)
Other financing activities	(3)	(10,477)	(2,437)
Net cash provided by (used in) financing activities	(791,957)	(26,037)	(63,952)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	19,281	(99,387)	105,106
NET DECREASE (INCREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF DISCONTINUED OPERATIONS	—	6,326	(6,356)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF CONTINUING OPERATIONS	19,281	(93,061)	98,750
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	73,480	166,541	67,791
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$92,761	$73,480	$166,541

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021, 2020, and 2019

(In thousands)

	2021	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$130,202	$145,000	$160,961
Cash paid for income taxes	$6,763	$12,168	$12,238
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with the acquisition of real estate	$259,248	$—	$97,565
Deferred tax liability assumed in connection with the acquisition of real estate	$—	$—	$148,809
Issuance of common OP Units in connection with acquisition of real estate	$121,557	$—	$3,034
Other non-cash transactions:
Assets, net of liabilities distributed to Aimco	$—	$559,753	$—
Mezzanine investment liability	$30,435	$307,362	$—
Other liabilities incurred in the Separation, net	$7,541	$5,506	$—
Recognition of right-of-use lease assets	$—	$9,667	$54,626
Recognition of lease liabilities	$—	$9,667	$59,251
Accrued capital expenditures (at end of period)	$9,732	$31,323	$54,358
Accrued dividends on TSR restricted stock and LTIP awards (at end of period) (Note 10)	$1,070	$1,327	$1,420

See notes to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

Apartment Income REIT, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Apartment Income REIT, L.P. (the “Partnership”) as of December 31, 2021, the related consolidated statement of operations, comprehensive income (loss), partners’ capital and cash flows, for the year ended December 31, 2021 and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021, and the results of its operations and its cash flows for the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate— Refer to Notes 2 and 3 to the financial statements

The Partnership had real estate with a net carrying value of $4.6 billion as of December 31, 2021. Upon the acquisition of real estate, the Partnership allocates the cost of apartment communities acquired based on the relative fair value of the assets acquired and liabilities assumed. Real estate is individually evaluated for impairment when conditions exist that may indicate the carrying amount of an asset may not be recoverable, which includes the reduction in the expected hold period. An apartment community is classified as held for sale when certain criteria for a plan of sale have been met.

Given management’s (1) judgments and assumptions used to determine purchase price allocation based on the relative fair value of the assets acquired and liabilities assumed, (2) evaluation of possible impairment indicators of real estate, including the evaluation of any reduction in expected hold period, and (3) application of held for sale criteria, performing audit procedures to evaluate real estate was challenging and required an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate included the following, among others:

• For all apartment communities acquired during the year, we evaluated the accuracy of the amounts recorded and appropriate transfer of title.

• With the assistance of our fair value specialists, we evaluated the (1) valuation methodologies utilized and (2) allocation of the initial purchase price for acquired apartment communities by developing independent estimates for the purchase price allocation for each apartment community acquired and comparing our estimates to the Partnership’s actual allocation.

• We evaluated management’s impairment analysis by assessing real estate assets for possible indications of impairment, including inquiring with management, searching for adverse asset-specific and/or market conditions, and evaluating the information included in the Partnership’s evaluation of impairment indicators.

• For any apartment communities being considered for disposition, or that met the criteria to be classified as held for sale as of December 31, 2021, we further evaluated whether the reduction in the estimated holding period for these communities resulted in impairment losses by comparing the estimated fair value, which includes the estimated selling price, to the carrying amount of the apartment communities.

• We evaluated all apartment communities classified as held for sale and apartment communities sold after December 31, 2021 or intended to be sold within one year after December 31, 2021 as to whether these apartment communities met the criteria to be classified as held for sale as of December 31, 2021 through inquiring with management, inspection of minutes of the Board of Directors, inspection of purchase and sale agreements executed subsequent to December 31, 2021, earnings calls, analyst reports, other communications to investors and any other indicators that management intends to dispose of any asset in the near-term.

Leased Real Estate Assets— Refer to Notes 2, 4 and 5 to the financial statements

The Partnership has entered into leases of existing properties, which are generally accounted for as sales-type leases. The terms of such leases range from 10 to 25 years. The Partnership is required to assess the reasonableness of the fair value of the leased property for the purposes of lease classification. As of December 31, 2021, the Partnership has assets recorded reflecting the net investment in such leased properties totaling $466 million.

Given management’s judgments and assumptions used to evaluate the fair value of the leased property, performing audit procedures to evaluate leased properties required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit related to the evaluation of leased properties included the following, among others:

• We evaluated the master lease agreement for proper classification as a lease.

• We evaluated each of the sub-lease arrangements for proper lease classification, including evaluating the methodology and inputs used by management to assess the reasonableness of the fair value of the leased property.

/s/ DELOITTE AND TOUCHE LLP

Denver, Colorado

March 1, 2022

We have served as the Partnership's auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

Apartment Income REIT, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apartment Income REIT, L.P. (the Partnership) as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Partnership's auditor from 1994 to 2021.

Denver, Colorado

March 12, 2021

except for Note 15, as to which the date is

March 1, 2022

APARTMENT INCOME REIT, L.P.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2021 and 2020

(In thousands)

	December 31,	December 31,
	2021	2020
ASSETS
Buildings and improvements	$5,720,267	$6,127,249
Land	1,164,814	1,341,615
Total real estate	6,885,081	7,468,864
Accumulated depreciation	(2,284,793)	(2,455,505)
Net real estate	4,600,288	5,013,359
Cash and cash equivalents	67,320	44,214
Restricted cash	25,441	29,266
Notes receivable from Aimco	534,127	534,127
Leased real estate assets	466,355	—
Goodwill	32,286	32,286
Other assets, net	568,051	576,026
Assets held for sale	146,492	—
Total assets	$6,440,360	$6,229,278

LIABILITIES AND PARTNERS' CAPITAL
Non-recourse property debt, net	$2,294,739	$3,628,236
Term loans, net	1,144,547	349,164
Revolving credit facility borrowings	304,000	265,600
Total indebtedness	3,743,286	4,243,000
Accrued liabilities and other	592,774	598,736
Liabilities related to assets held for sale	85,775	—
Total liabilities	4,421,835	4,841,736

Commitments and contingencies (Note 7)

Redeemable preferred units	79,370	79,449

Partners’ capital:
Preferred units	2,129	2,000
General Partner and Special Limited Partner	1,810,896	1,304,851
Limited Partners	197,013	63,185
Partners’ capital attributable to the AIR Operating Partnership	2,010,038	1,370,036
Noncontrolling interests in consolidated real estate partnerships	(70,883)	(61,943)
Total partners’ capital	1,939,155	1,308,093
Total liabilities, redeemable preferred units, and partners’ capital	$6,440,360	$6,229,278

See notes to the consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2021, 2020, and 2019

(In thousands, except per unit data)

	Year Ended December 31,
	2021	2020	2019
REVENUES
Rental and other property revenues	$733,483	$719,556	$770,602
Other revenues	7,370	—	—
Total revenues	740,853	719,556	770,602

EXPENSES
Property operating expenses	268,101	249,036	261,241
Depreciation and amortization	319,742	320,943	317,283
General and administrative expenses	18,585	46,377	49,615
Provision for real estate impairment loss	—	47,281	—
Other expenses, net	27,220	73,860	16,737
	633,648	737,497	644,876

Interest income	58,651	12,374	9,300
Interest expense	(129,467)	(147,035)	(144,274)
Loss on extinguishment of debt	(156,707)	(13,324)	(6,614)
Gain on derecognition of leased properties and dispositions of real estate	594,861	119,215	503,168
Mezzanine investment income, net	—	27,576	1,531
Income from unconsolidated real estate partnerships	(565)	—	—
Income (loss) from continuing operations before income tax benefit (expense) and discontinued operations	473,978	(19,135)	488,837
Income tax benefit (expense)	5,246	(95,437)	(305)
Income (loss) from continuing operations	479,224	(114,572)	488,532
Income from discontinued operations, net of tax	—	11,228	19,495
Net income (loss)	479,224	(103,344)	508,027
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	3,243	798	(187)
Net income (loss) attributable to the AIR Operating Partnership	482,467	(102,546)	507,840
Net income attributable to the AIR Operating Partnership’s preferred unitholders	(6,594)	(7,019)	(15,043)
Net income attributable to participating securities	(316)	(202)	(620)
Net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$475,557	$(109,767)	$492,177

Earnings (loss) per common unit - basic:
Income (loss) from continuing operations attributable to the AIR Operating Partnership per common unit	$2.92	$(0.94)	$3.75
Income (loss) from discontinued operations attributable to the AIR Operating Partnership per common unit	—	0.09	0.16
Net income (loss) attributable to the AIR Operating Partnership common unitholders per unit – basic	$2.92	$(0.85)	$3.91

Earnings (loss) per common unit - diluted:
Income (loss) from continuing operations attributable to the AIR Operating Partnership per common unit	$2.92	$(0.94)	$3.74
Income (loss) from discontinued operations attributable to the AIR Operating Partnership per common unit	—	0.09	0.16
Net income (loss) attributable to the AIR Operating Partnership common unitholders per unit – diluted	$2.92	$(0.85)	$3.90

Weighted-average common units outstanding – basic	162,739	128,775	125,893
Weighted-average common units outstanding – diluted	163,108	128,775	126,164

See notes to the consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2021, 2020, and 2019

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$479,224	$(103,344)	$508,027
Reclassification of unrealized losses on available for sale debt securities	(3,251)	(1,236)	(637)
Comprehensive income (loss)	475,973	(104,580)	507,390
Comprehensive (income) loss attributable to noncontrolling interests	3,243	798	(187)
Comprehensive income (loss) attributable to the AIR Operating Partnership	$479,216	$(103,782)	$507,203

See notes to the consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2021, 2020, and 2019

(In thousands)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2018	$125,000	$1,574,419	$67,189	$1,766,608	$(2,967)	$1,763,641
Repurchases of common partnership units held by AIR's Predecessor	—	(20,682)	—	(20,682)	—	(20,682)
Redemption of preferred units held by AIR's Predecessor	(125,000)	—	—	(125,000)	—	(125,000)
Issuance of common partnership units	—	—	3,034	3,034	—	3,034
Redemption of common partnership units	—	—	(6,467)	(6,467)	—	(6,467)
Conversion of common partnership units	—	6,243	(6,243)	—	—	—
Amortization of share-based compensation cost	—	5,924	3,184	9,108	—	9,108
Effect of changes in ownership of consolidated entities	—	(13,243)	9,821	(3,422)	3,422	—
Purchases of noncontrolling interests in consolidated real estate partnerships	—	—	—	—	(3,844)	(3,844)
Change in accumulated other comprehensive income	—	(599)	(38)	(637)	—	(637)
Net income	—	474,083	26,049	500,132	382	500,514
Distributions to common unitholders	—	(241,643)	—	(241,643)	—	(241,643)
Common partnership units issued to common unitholders in special distribution	—	(740)	—	(740)	—	(740)
Distributions to preferred unitholders	—	(3,246)	—	(3,246)	—	(3,246)
Distributions to noncontrolling interests	—	—	(13,087)	(13,087)	(308)	(13,395)
Other, net	—	133	—	133	19	152
Balances at December 31, 2019	$—	$1,780,649	$83,442	$1,864,091	$(3,296)	$1,860,795
Repurchases of common partnership units held by AIR's Predecessor	—	(10,004)	—	(10,004)	—	(10,004)
Issuance of Preferred Stock	2,000	—	—	2,000	—	2,000
Issuance costs	—	(305)	—	(305)	—	(305)
Redemption of common partnership units	—	—	(2,642)	(2,642)	—	(2,642)
Conversion of common partnership units	—	5,139	(5,139)	—	—	—
Amortization of share-based compensation cost	—	4,900	4,341	9,241	—	9,241
Effect of changes in ownership of consolidated entities	—	494,589	5,201	499,790	(61,320)	438,470
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	4,701	4,701
Cumulative effect of a change in accounting principle	—	(277)	—	(277)	—	(277)
Change in accumulated other comprehensive income	—	(1,156)	(80)	(1,236)	—	(1,236)
Net income (loss)	—	(104,127)	(5,438)	(109,565)	(379)	(109,944)
Distributions to common unitholders	—	(304,992)	—	(304,992)	—	(304,992)
Distributions to Aimco for the business separation	—	(559,753)	—	(559,753)	(103)	(559,856)
Distributions to noncontrolling interests	—	—	(16,500)	(16,500)	(1,682)	(18,182)
Other, net	—	188	—	188	136	324
Balances at December 31, 2020	$2,000	$1,304,851	$63,185	$1,370,036	$(61,943)	$1,308,093
Issuance of common partnership units to AIR	—	342,470	—	342,470	—	342,470
Issuance of Preferred Stock	129	—	—	129	—	129
Issuance costs	—	(486)	—	(486)	—	(486)
Issuance of common partnership units	—	—	121,557	121,557	—	121,557
Redemption of common partnership units	—	—	(17,827)	(17,827)	—	(17,827)
Conversion of common partnership units	—	8,333	(8,333)	—	—	—
Amortization of share-based compensation cost	—	3,771	3,884	7,655	—	7,655
Effect of changes in ownership of consolidated entities	—	(21,312)	21,312	—	—	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	7,458	7,458
Change in accumulated other comprehensive income	—	(3,039)	(212)	(3,251)	—	(3,251)
Net income (loss)	—	447,621	28,433	476,054	(3,243)	472,811
Distributions to common unitholders	—	(269,385)	—	(269,385)	—	(269,385)
Distributions to preferred unitholders	—	(179)	—	(179)	—	(179)
Distributions to noncontrolling interests	—	—	(15,216)	(15,216)	(12,913)	(28,129)
Other, net	—	(1,749)	230	(1,519)	(242)	(1,761)
Balances at December 31, 2021	$2,129	$1,810,896	$197,013	$2,010,038	$(70,883)	$1,939,155

See notes to the consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021, 2020, and 2019

(In thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$479,224	$(103,344)	$508,027
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	319,742	320,943	317,283
Provision for real estate impairment loss	—	47,281	—
Gain on derecognition of leased properties and dispositions of real estate	(594,861)	(119,215)	(503,168)
Income tax (benefit) expense	(5,246)	95,437	305
Share-based compensation expense	7,360	8,295	8,146
Amortization of debt issuance costs and other	6,665	7,954	7,110
Other, net	565	(1,102)	—
Discontinued operations:
Depreciation and amortization	—	72,729	62,887
Income tax (benefit) expense	—	(7,939)	(3,440)
Other non-cash adjustments, net	—	819	544
Changes in operating assets and operating liabilities:
Accounts receivable and other assets, net	(19,646)	(57,881)	(26,021)
Accounts payable, accrued liabilities and other	(17,554)	12,672	2,798
Loss on extinguishment of debt	156,707	—	—
Total adjustments	(146,268)	379,993	(133,556)
Net cash provided by (used in) operating activities	332,956	276,649	374,471
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(364,055)	(4,353)	(42,216)
Capital expenditures	(174,499)	(346,914)	(354,690)
Proceeds from dispositions of real estate	915,926	159,422	628,771
Payment for mezzanine investment and related transaction costs	—	—	(277,627)
Purchases of corporate assets	(5,171)	(17,328)	(17,584)
Proceeds from investments in debt securities	100,852	—	—
Distributions from unconsolidated properties	23,685	—	—
Other investing activities	(18,456)	(29,326)	(7,201)
Discontinued operations:
Purchases of real estate and deposits related to purchases of real estate	—	(92,485)	(96,095)
Capital expenditures	—	(19,015)	(38,771)
Net cash provided by (used in) investing activities	478,282	(349,999)	(205,413)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt of continuing operations	—	643,756	712,143
Principal repayments on non-recourse property debt of continuing operations	(1,492,446)	(772,935)	(462,152)
Proceeds from term loans	—	350,000	—
Repayment of term loan	(350,000)	—	—
Corporate term debt, net of repayments	1,150,000	—	—
Net borrowings (repayments of) on revolving credit facility	36,756	(9,400)	114,640
Payment of deferred loan costs	(13,841)	—	—
Payment of debt issuance costs	—	(6,607)	(4,861)
Payment of debt extinguishment costs	(149,725)	(14,831)	(4,491)
Cash distributed to Aimco in Separation	—	(257,296)	—
Proceeds from the issuance of Common Stock	342,470	—	—
Proceeds from the issuance of Preferred Stock	129	—	—
Payment of stock issuance costs	(486)	—	—

Repurchases of common partnership units held by GP and Special Limited Partner	—	(10,004)	(20,682)
Redemption of preferred units from AIR	—	—	(125,000)
Payment of distributions to preferred units	(6,593)	(7,019)	(10,954)
Payment of distributions General Partner and Special Limited Partner	(269,601)	(304,992)	(241,288)
Payment of distributions to Limited Partners	(15,257)	(16,667)	(13,399)
Payment of distributions to noncontrolling interests	(12,913)	(1,788)	(513)
Redemption of common and preferred units	(17,905)	(20,259)	(10,694)
Contribution from noncontrolling interests in consolidated real estate partnerships	7,458	456,675	4,911
Purchases of noncontrolling interests in consolidated real estate partnerships	—	—	(3,780)
Discontinued operations:
Proceeds from non-recourse property debt	—	—	62,480
Principal repayments on non-recourse property debt	—	(44,193)	(57,875)
Other financing activities	(3)	(10,477)	(2,437)
Net cash provided by (used in) financing activities	(791,957)	(26,037)	(63,952)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	19,281	(99,387)	105,106
NET DECREASE (INCREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF DISCONTINUED OPERATIONS	—	6,326	(6,356)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF CONTINUING OPERATIONS	19,281	(93,061)	98,750
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	73,480	166,541	67,791
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$92,761	$73,480	$166,541

See notes to the consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021, 2020, and 2019

(In thousands)

	2021	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$130,202	$145,000	$160,961
Cash paid for income taxes	$6,763	$12,168	$12,238
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with the acquisition of real estate	$259,248	$—	$97,565
Deferred tax liability assumed in connection with the acquisition of real estate	$—	$—	$148,809
Issuance of common OP Units in connection with acquisition of real estate	$121,557	$—	$3,034
Other non-cash transactions:
Assets, net of liabilities distributed to Aimco	$—	$559,753	$—
Mezzanine investment liability	$30,435	$307,362	$—
Other liabilities incurred in the Separation, net	$7,541	$5,506	$—
Recognition of right-of-use lease assets	$—	$9,667	$54,626
Recognition of lease liabilities	$—	$9,667	$59,251
Accrued capital expenditures (at end of period)	$9,732	$31,323	$54,358
Accrued dividends on TSR restricted stock and LTIP awards (at end of period) (Note 10)	$1,070	$1,327	$1,420

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member of a limited liability company. Interests in the AIR Operating Partnership that are held by limited partners other than AIR are reflected in AIR’s accompanying consolidated balance sheets as noncontrolling interests in the AIR Operating Partnership. Interests in partnerships consolidated by the AIR Operating Partnership that are held by third parties are reflected in AIR’s and AIR Operating Partnership's accompanying consolidated balance sheets as noncontrolling interests in consolidated real estate partnerships.

Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership and their consolidated subsidiaries, collectively.

The Separation

On December 15, 2020, Apartment Investment and Management Company (“Aimco”) completed the separation of its business into two separate and distinct, publicly traded companies, AIR and Aimco (the “Separation”).

Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, Aimco is presented as being spun-off from AIR. This presentation is in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and is due primarily to the relative significance of AIR’s business, as measured in terms of revenues, net income, assets, and other relevant indicators, as compared to Aimco before the Separation. Therefore, AIR is considered the divesting entity and treated as the accounting spinnor, and Aimco is presented as the predecessor for AIR’s financial statements. Unless otherwise stated, financial results prior to the Separation on December 15, 2020 include the financial results of Aimco.

The financial results attributable to the apartment communities retained by Aimco in the Separation are presented as discontinued operations. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations. Please refer to Note 4 for further details regarding our discontinued operations.

Organization and Business

AIR is a self-administered and self-managed real estate investment trust (“REIT”). AIR owns, through its wholly-owned subsidiaries, all of the common equity, the general partner interest, and special limited partner interest in AIR Operating Partnership, a Delaware limited partnership originally incorporated on May 16, 1994. AIR Operating Partnership conducts all of the business of AIR, which is focused on the ownership of stabilized multi-family properties located in top markets including eight important geographic concentrations: the San Francisco Bay Area; Boston; Denver; Greater Washington D.C.; Los Angeles; Miami; Philadelphia; and San Diego.

We own and operate a portfolio of apartment communities, diversified by both geography and price point, in 12 states and the District of Columbia. As of December 31, 2021, our portfolio included 84 apartment communities with 26,410 apartment homes in which we held an average ownership of approximately 88%. Any references to the number of apartment communities and homes, square footage, or occupancy percentage in these notes to our consolidated financial statements are unaudited. We also have four properties that we lease to Aimco.

Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of December 31, 2021, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 170,409,363 common OP Units outstanding. As of December 31, 2021, AIR owned 156,998,367 of the common OP Units of the AIR Operating Partnership and AIR had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock. AIR’s ownership of the total common OP Units outstanding represents a 92.1% legal interest in the AIR Operating Partnership and a 93.9% economic interest.

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

We allocate the cost of apartment communities acquired based on the relative fair value of the assets acquired and liabilities assumed. The fair value of these assets and liabilities is determined using valuation techniques that rely on Level 2 and Level 3 inputs within the fair value framework. We determine the fair value of tangible assets, such as land, buildings, furniture, fixtures, and equipment using valuation techniques that consider comparable market transactions, replacement costs, and other available information. We determine the fair value of identified intangible assets or liabilities, which typically relate to in-place leases, using valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, and our experience in leasing similar communities.

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

Capital Additions

We capitalize costs, including certain indirect costs, incurred in connection with our capital additions activities, including tangible apartment community improvements and replacements of existing apartment community components. Costs, including ordinary repairs, maintenance, and resident turnover costs, are charged to property operating expense as incurred.

For the years ended December 31, 2021, 2020, and 2019, we capitalized to buildings and improvements $2.4 million, $13.7 million, and $11.6 million of interest costs, respectively, and $10.3 million, $33.0 million, and $36.4 million of other direct and indirect costs, respectively.

Dispositions

A property is classified as held for sale when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (ii) the asset or disposal group is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (iv) the sale of the asset or disposal group is probable and is expected to be completed within one year; (v) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn, which is typically indicated by receipt of all non-refundable deposits from the buyer pursuant to a sales contract. Depreciation of assets ceases upon designation of a property as held for sale.

For sales of real estate, we evaluate whether the disposition represents a strategic shift that has, or will have, a major effect on our operations and financial results. If so, it is classified as discontinued operations in our consolidated financial statements for all periods presented. If not, it is presented in continuing operations in our consolidated financial statements. The disposal of an individual property generally will not represent a strategic shift that has a major effect, and therefore will typically not meet the criteria for classification as a discontinued operations.

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

Impairment

Real estate and other long-lived assets to be held and used are individually evaluated for impairment when conditions exist that may indicate the carrying amount of a long-lived asset may not be recoverable. We use the held for sale impairment model for properties classified as held for sale, whereby an impairment charge is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. If an impairment indicator exists, we compare the asset's expected future undiscounted cash flows to its current carrying value to assess whether impairment measurement is necessary. Upon determination that an impairment has occurred, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the real estate and other long-lived assets. During 2020, we recognized an impairment loss on real estate of $47.3 million. We did not recognize any such impairment during the years ended December 31, 2021 and 2019.

The measurement of impairment is based on the fair value of the community and incorporates various estimates and assumptions, the most significant being market rental rates, operating expense assumptions, expected hold period, and capitalization rate. We project future rental revenue growth rates using forecasted rates from third-party market research analytics. Property expense growth rates and capitalization rates are based on the apartment communities’ historical, current, and expected future operating results, existing operating expense assumptions, and operational strategies. These projections are adjusted to reflect current economic conditions and require considerable management judgment.

Cash and Cash Equivalents

We classify highly liquid investments with an original maturity of three months or less as cash equivalents. We maintain cash equivalents in financial institutions in excess of insured limits. We have not experienced any losses in these accounts in the past and believe that we are not exposed to significant credit risk because our accounts are deposited with major financial institutions.

Restricted Cash

Restricted cash includes capital replacement reserves, completion repair reserves, bond sinking fund amounts, real estate tax, and insurance escrow accounts held by lenders and resident security deposits.

Notes Receivable from Aimco

In connection with the Separation, we acquired $534 million in notes receivable pledged by a subsidiary of Aimco that has an interest in a portfolio of assets. Our notes receivable is subordinate to the existing debt on the portfolio of assets. The notes receivable mature on January 31, 2024, and bears interest at a rate of 5.2% per annum. The notes receivable are secured by a pool of properties owned by Aimco. Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in other assets, net in our consolidated balance sheets.

Sales-Type Lease Arrangements

We have entered into leases of existing properties with Aimco, which are generally accounted for as sales-type leases in accordance with ASC 842. The terms of such leases range from 10 to 25 years. We are required to estimate the fair value of the leased property for the purposes of lease classification and, for sales-type leases, the rate implicit in the lease. We estimate the fair value of our properties using various estimates and assumptions, the most significant being the capitalization rate. As of December 31, 2021, we have assets recorded reflecting our net investment in such leased properties totaling $466 million. Our net investment includes the present value of lease payments not yet received, the present value of the guaranteed amount of the underlying asset’s residual value at the end of the lease term, and the present value of the unguaranteed amount of the underlying asset’s residual value at the end of the lease term. The present value is determined based on the rate implicit in the lease. The residual value is based on the current estimated fair value of the leased property, adjusted for annual depreciation and cost of inflation. Over the respective lease term, we expect our net investment to be recovered as lease payments are made by Aimco.

Goodwill

As of December 31, 2021 and 2020, goodwill associated with our reportable segments totaled $32.3 million. In connection with the Separation during 2020, we allocated goodwill in the amount of $5.5 million that was attributable to the properties retained by Aimco, with an offsetting amount recognized in additional paid in capital. Annually, or when an interim triggering event occurs, we perform an impairment test of goodwill by evaluating qualitative factors and quantitative factors, if necessary, to determine the likelihood that goodwill may be impaired. As a result of our annual impairment test, we determined that our goodwill was not impaired during the years ended December 31, 2021, 2020, and 2019.

Other Assets, net

As of December 31, 2021 and 2020, other assets, net was comprised of the following amounts (in thousands):

	2021	2020
Mezzanine investment	$337,800	$307,362
Other	230,251	268,664
Total other assets, net	$568,051	$576,026

Investments in Securitization Trust that holds AIR Property Debt

We held investments in a securitization trust that held certain of our property debt. These investments were initially recognized at their purchase price and the discount to the face value was being accreted into interest income over the expected term of the securities. We designated these investments as available for sale (“AFS”) debt securities, and we measured these investments at fair value with changes in their fair value, other than the changes attributed to the accretion described above, recognized as an adjustment of accumulated other comprehensive income within equity and partners’ capital. During the second quarter of 2021, these investments were settled in cash at the face value. Please refer to Note 13 for further information regarding these debt securities.

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

Investments in unconsolidated real estate partnerships are reviewed for impairments. An impairment loss is recorded when there is a decline in the fair value below the carrying value and we conclude such decline is other-than-temporary. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. We determine the fair value of investments in unconsolidated real estate partnerships using valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, our experience in leasing similar communities, and current plans. We recognized no such impairments for any of the years ended December 31, 2021, 2020, and 2019.

The excess of our cost of the acquired partnership interests over our share of the partners’ equity or deficit is generally ascribed to the fair values of land and buildings owned by the partnerships. We amortize the excess cost ascribed to the buildings over the related estimated useful life. Such amortization is recorded as an adjustment of the amounts of earnings or losses we recognize from such unconsolidated real estate partnerships.

Accrued Liabilities and Other

As of December 31, 2021 and 2020, accrued liabilities and other primarily consisted of $337.8 million and $307.4 million, respectively, related to the mezzanine investment liability.

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

Changes in our ownership interest in consolidated real estate partnerships generally consist of our purchase of an additional interest in or the sale of our entire or partial interest in a consolidated real estate partnership. The effect on our equity and partners’ capital of our purchase of additional interests in consolidated real estate partnerships during the years ended December 31, 2021, 2020, and 2019, is shown in our consolidated statements of equity and partners’ capital. The effect on our equity and partners’ capital of sales of consolidated real estate or sales of our entire interest in consolidated real estate partnerships is reflected in our consolidated statements of operations as gains or losses on dispositions of real estate and accordingly the effect on our equity and partners’ capital is reflected within the amount of net income allocated to us and to noncontrolling interests. Upon our deconsolidation of a real estate partnership following the sale of our partnership interests or liquidation of the partnership following sale of the related apartment community, we derecognize any remaining noncontrolling interest of the associated partnership previously recorded in our consolidated balance sheets.

Noncontrolling Interests in the AIR Operating Partnership

Noncontrolling interests in the AIR Operating Partnership consist of common OP Units and preferred OP Units and are reflected in AIR’s accompanying consolidated balance sheets as noncontrolling interests in AIR Operating Partnership. Holders of preferred OP Units participate in the AIR Operating Partnership’s income or loss only to the extent of their preferred distributions. Within AIR’s consolidated financial statements, after provision for preferred OP Unit distributions, the AIR Operating Partnership’s income or loss is allocated to the holders of common OP Units based on the weighted-average number of common OP Units (including those held by AIR) outstanding during the period. During the years ended December 31, 2021, 2020, and 2019, the holders of common OP Units (excluding those held by AIR) had a weighted-average economic ownership interest in the AIR Operating Partnership of 6.07%, 5.07%, and 5.20%, respectively. Please refer to Note 9 for further information regarding the items comprising noncontrolling interests in the AIR Operating Partnership. Substantially all of the assets and liabilities of AIR are those of the AIR Operating Partnership.

Revenue from Leases

We are a lessor primarily for residential leases. Our operating leases with residents may also provide that the resident reimburse us for certain costs, primarily the resident’s share of utilities expenses, incurred by the apartment community. These reimbursements represent revenue attributable to nonlease components for which the timing and pattern of recognition is the same as the revenue for the lease components. We utilize the practical expedient that allows us to account for the lease and nonlease components as a single component. Reimbursement and related expense are presented on a gross basis in our consolidated statements of operations, with the reimbursement included in rental and other property revenues attributable to real estate in our consolidated statements of operations. We recognize rental revenue attributed to lease components, net of any concessions, on a straight-line basis over the term of the lease.

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

Depreciation and Amortization

Depreciation for all tangible assets is calculated using the straight-line method over their estimated useful life. Acquired buildings and improvements are depreciated over a useful life based on the age, condition, and other physical characteristics of the asset. Furniture, fixtures, and equipment are generally depreciated over five years.

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

Certain homogeneous items that are purchased in bulk on a recurring basis, such as appliances, are depreciated using group methods that reflect the average estimated useful life of the items in each group. Except in the case of apartment community casualties, where the net book value of the lost asset is written off in the determination of casualty gains or losses, we generally do not recognize any loss in connection with the replacement of an existing apartment community component because normal replacements are considered in determining the estimated useful life used in connection with our composite and group depreciation methods.

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

Income Taxes

AIR has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2020, and it intends to continue to operate in such a manner. Aimco also elected to be taxed as a REIT under the Code. AIR’s current and continuing qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, which are related to organizational structure, distribution levels, diversity of stock ownership, and certain restrictions with regard to owned assets and categories of income. As a REIT, we are generally not subject to federal and certain state income tax on the net income that we currently distribute to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation.

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

Certain of AIR’s operations, or a portion thereof, including property management and risk management, are conducted through taxable REIT subsidiaries, which are subsidiaries of the AIR Operating Partnership, and each of which we refer to as a TRS. A TRS is a corporate subsidiary that has elected to be a TRS instead of a REIT and, as such, is subject to United States federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT.

For our TRS entities, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for United States federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine, based on available evidence, that it is more likely than not that the assets will not be realized. We recognize the tax consequences associated with intercompany transfers between the AIR Operating Partnership and TRS entities when such transactions occur. Please refer to Note 11 for further information about our income taxes.

Earnings per Share and Unit

AIR and the AIR Operating Partnership calculate earnings per share and unit, respectively, based on the weighted-average number of shares of Common Stock or common OP units, participating securities, common stock or common unit equivalents, and dilutive convertible securities outstanding during the period. The AIR Operating Partnership considers both common OP units and equivalents, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit computations. Please refer to Note 12 for further information regarding earnings per share and unit computations.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses during the reporting period and the accompanying notes thereto. Actual results could differ from those estimates.

Reclassifications and Revisions

As previously stated in Note 1, the financial results prior to the Separation on December 15, 2020 include the financial results of Aimco, and the financial results attributable to the apartment communities retained by Aimco in the Separation are presented as discontinued operations.

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

Note 3 — Significant Transactions

Apartment Community Acquisitions

During the year ended December 31, 2021, we acquired apartment communities located in Pembroke Pines, Florida and the Washington, D.C. area. Summarized information regarding these acquisitions is set forth in the table below (dollars in thousands):

Number of apartment communities	5
Number of apartment homes	2,083

Purchase price	$725,555
Capitalized transaction costs (1)	19,318
Total consideration (2)	$744,873
Land	$179,990
Building and improvements	543,609
Intangible assets (3)	24,753
Below-market lease liabilities (4)	(2,823)
Mark-to-market on debt assumed	(656)
Total consideration	$744,873
(1)
Capitalized transaction costs includes broker fees of $7.0 million paid to Aimco.
(2)
Total consideration includes $259.2 million of debt assumed and the issuance of $121.6 million in common OP Units.
(3)
Intangible assets include in-place leases and leasing costs with a weighted-average term of 2.3 years.
(4)
Below-market leases have a weighted-average term of 8.0 years.

Apartment Community Dispositions and Assets Held for Sale

Sold apartment communities during the years ended December 31, 2021, 2020, and 2019, are summarized below (dollars in thousands):

	2021	2020	2019
Number of apartment communities sold	16	2	12
Number of apartment homes sold	1,395	485	3,596
Gain on apartment community sales	$243,369	$119,215	$503,168

The apartment communities sold were predominantly located outside of primary markets or in lower-rated locations within primary markets and had average revenues per apartment home significantly below those of our retained portfolio. The apartment communities sold during 2020 were sold by Aimco prior to the Separation.

In addition to the apartment communities we sold during the current period, from time to time we may be marketing for sale certain communities that are inconsistent with our long-term investment strategy. At the end of each reporting period we evaluate whether such communities meet the criteria to be classified as held for sale. As of December 31, 2021, we had 10 apartment communities with 1,657 apartment homes that were classified as held for sale. Subsequent to December 31, 2021, we completed the sale for seven of these apartment communities for gross proceeds of $506.7 million.

Joint Venture Transaction

During the three months ended December 31, 2021, we formed a joint venture with an affiliate of Blackstone by selling for $408 million an 80% interest in three multi-family properties with 1,748 units located in Virginia. We recognized a gain of $266.4 million in connection with the transaction. AIR is the general partner with 20% ownership and earns various fees for providing property management and corporate services. AIR's equity interest in this venture is classified as an investment in unconsolidated real estate partnership.

Note 4 — Discontinued Operations

The financial results attributable to apartment communities retained by Aimco for the prior year comparative period have been classified as discontinued operations within the consolidated financial statements. There were no discontinued operations for the year ended December 31, 2021.

Summarized results of discontinued operations for the years ended December 31, 2020 and 2019 are shown below (in thousands):

	2020	2019
REVENUES
Rental and other property revenues	$144,757	$143,692

OPERATING EXPENSES
Property operating expenses	51,710	49,502
Depreciation and amortization	72,729	62,887
Other expenses, net	1,897	257
Total operating expenses	126,336	112,646

Interest income	2,076	2,125
Interest expense	(17,972)	(17,918)
Income from unconsolidated real estate partnerships	764	802
Income before income tax benefit	3,289	16,055
Income tax benefit	7,939	3,440
Income from discontinued operations, net of tax	11,228	19,495
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	404	189
Net income from discontinued operations attributable to Aimco	$11,632	$19,684

Separation and Transition Services Agreements

We entered into various separation and transition services agreements with Aimco that provide for a framework of our relationship with Aimco after the Separation, including: (i) a separation agreement setting forth the mechanics of the Separation, the key provisions relating to the Separation of our assets and liabilities from those of Aimco, and certain organizational matters and conditions; (ii) an Employee Matters Agreement to allocate liabilities and responsibilities relating to employment matters, teammate compensation, and benefits plans and programs, and other related matters; (iii) Property Management Agreements pursuant to which we provide property management and related services at a majority of the properties owned or leased by Aimco in exchange for a fee based on an agreed percentage of revenue collected; (iv) Master Services Agreement pursuant to which we provide Aimco with customary administrative and support services on an ongoing basis in exchange for payment for the fully-burdened costs (including internal allocated costs); and (v) a Master Leasing Agreement pursuant to which Aimco may enter into leases with us pursuant to which Aimco, at its option, may redevelop, develop, or lease-up apartment communities. These agreements may be terminated in accordance with the respective agreements.

During the year ended December 31, 2021, we recognized revenue of $7.4 million from the Property Management Agreement and Master Services Agreement, all of which is reflected in other revenues in our consolidated statements of operations. In addition, during the year ended December 31, 2021, we recognized a reduction to general and administrative expense of $5.8 million from services provided under the Employee Matters Agreement.

The Master Leasing Agreement governs any future leasing arrangements between us and Aimco. The initial term of the Master Leasing Agreement is 18 months, with automatic annual extensions (subject to each party’s right to terminate upon notice prior to the end of any such extension term). Each leased property has a separate lease agreement with specified terms. The initial annual rent for any leased property is based on a calculation derived from the then-current fair market value of the subject property and market net operating income cap rates, subject to certain adjustments, and is further subject to periodic escalation as set forth in the applicable lease, and the other terms thereof, including the initial term and extensions on an arm’s-length basis, as determined by and pursuant to the Master Leasing Agreement. Aimco has the right to terminate any such lease prior to the end of its term once the leased property is stabilized. In connection with an early termination, we have an option to pay Aimco an amount equal to the difference between the then-current fair market value of such property and the initial fair market value of such property at the time of the lease inception, at a small discount. If we do not exercise an option, Aimco will have the right to sell the property to a third party with us guaranteed to receive an amount equal to the fair market value of the property at the time of the lease inception, or Aimco may elect to purchase the property at a purchase price equal to the fair market value thereof at the time of lease inception (and may subsequently sell the property to a third party, subject to our right of first refusal during the first year following Aimco’s acquisition).

Notes Receivable from Aimco

In connection with the Separation, we acquired $534 million in notes receivable that are secured by a pool of properties owned by Aimco. During the year ended December 31, 2021, we recognized interest income of $27.8 million associated with the notes receivable. Please refer to Note 2 for further information regarding these notes receivable.

Note 5 — Leases

Tenant Lessor Arrangements

The majority of lease payments we receive from our residents are fixed. We receive variable payments from our residents and tenants primarily for utility reimbursements. Our total lease income, included in continuing operations, was comprised of the following amounts for all operating leases for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Fixed lease income	$685,423	$677,060	$722,146
Variable lease income	46,246	43,588	46,494
Straight-line rent write-off (1)	—	(2,850)	—
Total lease income	$731,669	$717,798	$768,640
(1)
The onset of COVID-19 and the anticipated economic slowdown resulted in a $2.9 million write-off of accrued straight-line rent during the year ended December 31, 2020.

In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. Future minimum annual rental payments we are contractually obligated to receive under commercial leases, excluding such extension options, are as follows as of December 31, 2021 (in thousands):

2022	$11,327
2023	10,837
2024	10,071
2025	9,294
2026	8,015
Thereafter	34,991
Total	$84,535

Generally, our residential leases do not provide extension options and, as of December 31, 2021, have an average remaining term of 8.1 months.

Lessor Arrangements with Aimco

During 2021, we leased certain properties to Aimco. In accordance with ASC 842, certain of these leases were accounted for as sales-type leases and we recorded a net investment in the leases, equal to the sum of the lease receivable and residual asset, discounted at the rate implicit to the leases. During the year ended December 31, 2021, we recognized a gain of $87.1 million, which is equal to the difference in the net investment values and the carrying values of the underlying properties immediately prior to the commencement of each lease. During the year ended December 31, 2021, we recognized income of $26.0 million, on an effective interest basis at a constant rate of return over the term of the applicable leases, which is reflected in interest income in our consolidated statements of operations. Cash received from the leasing agreements was $26.5 million during the year ended December 31, 2021.

The initial term of each of the leases ranges from 10 to 25 years. All of the lease payments are triple net basis to the tenant and we have rights in accordance with the individual lease agreements to protect the value of our leased properties. As of December 31, 2021, the aggregate minimum lease payments owed to us under the sales-type leases is as follows:

2022	$25,262
2023	25,262
2024	25,262
2025	25,373
2026	25,966
Thereafter	704,287
Total lease receivable (1)	$831,412
Add: Unguaranteed residual value	131,580
Less: Discount	496,637
Total leased real estate assets	$466,355
(1)
As of December 31, 2021, this amount includes $244.7 million of guaranteed residual value and $586.7 million of remaining cash lease payments. The total future minimum lease payments assume that no early termination option is elected after the leased property is stabilized, which is currently expected between January 1, 2024 and January 1, 2025.

Please see Note 4 for further discussion of our lease agreements with Aimco.

Lessee Arrangements

We recognize right-of-use assets and related lease liabilities, which are included in other assets, net and accrued liabilities and other, respectively, in our consolidated balance sheets. We estimated the value of the lease liabilities using a discount rate equivalent to the rate we would pay on a secured borrowing with similar terms to the lease. On October 1, 2019, we revised our estimate of the incremental borrowing rate, which resulted in a reduction of our right-of-use assets and related lease liabilities for ground leases. The adjustment recorded to our right-of-use assets and lease liabilities did not impact our consolidated statements of operations.

Substantially all of the payments under our ground and office leases are fixed. We exclude options to extend the lease in our minimum lease terms unless the option is reasonably certain to be exercised. Our total lease cost for ground and office leases for the years ended December 31, 2021, 2020, and 2019 was $5.3 million, $8.0 million, and $10.7 million, respectively.

As of December 31, 2021, the ground and office leases have weighted-average remaining terms of 72.6 years and 7.0 years, respectively, and weighted-average discount rates of 6.6% and 3.6%, respectively. Minimum annual rental payments under these operating leases, reconciled to the lease liability included in accrued liabilities and other in our consolidated balance sheets, are as follows (in thousands):

Operating Lease Future Minimum Rent
2022	$4,239
2023	3,924
2024	3,953
2025	4,011
2026	4,040
Thereafter	418,012
Total	$438,179
Less: Discount	384,151
Total lease liability	$54,028

Of the total lease liability as of December 31, 2021, $44.7 million of the balance relates to our ground leases, with the remainder relating to our office leases.

Note 6 — Debt

Non-Recourse Property Debt

We finance apartment communities in our portfolio primarily using property-level, non-recourse, long-dated, fixed-rate, amortizing debt. The following table summarizes non-recourse property debt as of December 31, 2021 and 2020 (dollars in thousands):

				Outstanding Balance as of December 31,
	Maturity Date	Interest Rate	Weighted-Average Interest Rate	2021	2020
Fixed-rate property debt	December 6, 2022 to January 1, 2055	2.42% to 4.15%	3.22%	$2,217,256	$3,631,588
Variable-rate property debt	October 9, 2024	2.90%	2.90%	88,500	14,505
Total non-recourse property debt				2,305,756	3,646,093
Debt issuance costs, net of accumulated amortization				(11,017)	(17,857)
Non-recourse property debt, net				$2,294,739	$3,628,236

As of December 31, 2021, our fixed-rate property debt was secured by 26 apartment communities that had an aggregate net book value of $2.3 billion and our variable-rate property debt was secured by one apartment community that had an aggregate net book value of $167.6 million. Principal and interest on fixed-rate property debt are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. Principal and interest on variable-rate property debt are generally payable in monthly installments with balloon payments due at maturity.

These non-recourse property debt instruments contain financial covenants common to the type of borrowing, and as of December 31, 2021, we believe we were in compliance with all such covenants.

As of December 31, 2021, the scheduled principal amortization and maturity payments for the non-recourse property debt were as follows (in thousands):

	Amortization	Maturities	Total
2022	$35,834	$53,276	$89,110
2023	35,703	27,549	63,252
2024	37,108	88,500	125,608
2025	36,008	371,323	407,331
2026	29,997	178,203	208,200
Thereafter	219,369	1,192,886	1,412,255
Total	$394,019	$1,911,737	$2,305,756

Credit Agreement & Term Loans

In 2021, we obtained a $1.4 billion unsecured credit facility (the “Credit Facility”), replacing the previous $950 million facility. The facility is comprised of a revolving line of credit of $600 million and variable rate term loans of $800 million.

The revolving line of credit portion of the Credit Facility currently bears interest at a 30-day LIBOR plus 0.90% and allows for an additional one basis point margin reduction if certain environmental, social, and governance targets are achieved. The term of the revolving credit facility ends on April 14, 2025, with two six-month extension options.

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
•
$150 million maturing on December 15, 2025; and
•
$200 million maturing on April 14, 2026.

In addition to the Credit Facility, we also secured a new $350.0 million term loan. The loan matures on July 14, 2022, includes a six month extension option, and currently bears interest at a 30-day LIBOR plus 0.95% with a 0.00% LIBOR floor. Proceeds from the loan were used to repay borrowings on our revolving credit facility.

As of December 31, 2021, we had capacity to borrow up to $284.6 million after consideration of undrawn letters of credit backed by the facility.

The effective interest on our outstanding term loans and revolving line of credit was 1.5% and 1.1%, respectively, as of December 31, 2021, and 2.10% and 1.46%, respectively, as of December 31, 2020.

Under our credit agreement and term loan, we have agreed to maintain a Maximum Leverage ratio of no greater than 0.60 to 1.00; a Fixed Charge Coverage Ratio of greater than 1.5x, a Maximum Secured Indebtedness to Total Assets ratio of no greater than 0.45 to 1.00 through March 31, 2023, and 0.40 to 1.00 thereafter, and a Maximum Unsecured Leverage ratio no greater than 0.60 to 1.00, as well as other covenants customary for similar credit arrangements. We believe we were in compliance with these covenants as of December 31, 2021.

Note 7 — Commitments and Contingencies

Commitments

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

In connection with the Separation, the AIR Operating Partnership was indemnified by Aimco for the first $17.5 million of legal and environmental claims arising from matters that occurred prior to the Separation. In December 2021, the AIR Operating Partnership settled its indemnification with Aimco for $11.3 million, the remaining liability when settled.

Environmental

Various federal, state and local laws subject apartment community owners or operators to liability for management and the costs of removal or remediation of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur or for personal injury, disease, disability, or other infirmities related to the alleged presence of hazardous materials. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future or apartment communities we no longer own or operate.

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

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of December 31, 2021, are immaterial to our consolidated financial statements.

Note 8 — AIR Equity

Common Stock

During the years ended December 31, 2021, 2020, and 2019, we declared regular, recurring cash dividends per common share of $1.74, $1.64 and $1.56, respectively. During the year ended December 31, 2020, we declared an $8.20 special dividend, which also included the regular fourth quarter 2020 dividend and the acceleration of Aimco's first quarter 2021 dividend.

On February 1, 2022, our Board of Directors declared a quarterly cash dividend of $0.45 per share of AIR Common Stock. This amount is payable on February 25, 2022, to stockholders of record on February 17, 2022.

Equity Issuance

On April 23, 2021, we issued and sold 7.825 million shares of our Class A Common Stock for $43.766 per share in a private placement to a large global real estate-focused investment firm and received cash proceeds of $342.2 million, net of fees. Proceeds raised were used to repay $318.4 million of property debt with a weighted-average interest rate of 4.6%. Prepayment penalties incurred in connection with the debt repayment totaled $33.8 million and are included in loss on extinguishment of debt in our consolidated statements of operations.

Separation from Aimco

On December 15, 2020, we completed the Separation, which was effected through a pro rata distribution, in which stockholders received one share of AIR common stock for every one share of Aimco common stock held as of the close of business on December 5, 2020.

2020 Special Stock Dividend and Reverse Stock Split

Property sales in 2020, including the California joint venture, generated taxable gains in excess of our regular quarterly dividend. On October 21, 2020, Aimco's Board of Directors declared a special dividend and reverse stock split on its Common Stock in which every 1.23821 common share was combined into one common share, effective on the close of business on November 30, 2020. The special dividend consisted of $121.8 million in cash and 35.4 million shares of Aimco's Common Stock. The special dividend was paid on November 30, 2020 to stockholders of record as of November 4, 2020. The special dividend amount of $8.20 per share included the regular quarterly cash dividend for the fourth quarter of 2020 and accelerated into 2020 what would have been Aimco’s first regular quarterly cash dividend for 2021.

2019 Special Stock Dividend and Reverse Stock Split

On February 3, 2019, our Board of Directors authorized a reverse stock split, in which every 1.03119 of Aimco's common share was combined into one common share, effective at the close of business on February 20, 2019. On the same date, our Board of Directors also declared a special dividend on the Common Stock that consisted of $67.1 million in cash, 4.5 million shares of Common Stock, and $0.4 million of cash paid in lieu of issuing fractional units. We paid the special dividend on March 22, 2019, to stockholders of record as of February 22, 2019. The special dividend amount included the regular quarterly cash dividend of $0.39 per share.

As a result of the 2020 and 2019 reverse stock splits, the total number of shares outstanding after the stock dividend and reverse split was unchanged from the number of shares outstanding immediately prior to the two actions.

Preferred Stock

As of December 31, 2021, we had a single class of perpetual preferred stock outstanding, our Class A Preferred Stock, with twenty shares issued and outstanding and a balance of $2.0 million. The preferred stock was issued in connection with the Separation.

Our Class A Preferred Stock has a $0.01 per share par value, is senior to our Common Stock, has a liquidation preference per share of $100,000, and is redeemable at our option on or after December 15, 2025. The holders of our Class A Preferred Stock are generally not entitled to vote on matters submitted to stockholders. Dividends in an amount per share equal to 8.5% per annum are subject to declaration by our Board of Directors.

Note 9 —Partners’ Capital

Partnership Preferred Units Owned by AIR

At December 31, 2021, AIR Operating Partnership had Class A outstanding preferred units similar to AIR’s Preferred Stock discussed in Note 8. All Class A Partnership Preferred Units are senior to the AIR Operating Partnership common partnership units. Distributions on all Partnership Preferred Units are subject to being declared by the General Partner. The Partnership Preferred Units are redeemable by the AIR Operating Partnership only in connection with a concurrent redemption by AIR of the corresponding AIR Preferred Stock held by unrelated parties.

Redeemable Preferred OP Units

The AIR Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of December 31, 2021 and 2020, the AIR Operating Partnership had the following classes of preferred OP Units (stated at their redemption values, in thousands, except unit and per unit data):

	Distributions per Annum		Units Issued and Outstanding		Redemption Values
Class of Preferred Units	Percent	Per Unit	2021	2020	2021	2020
Class One	8.75%	$8.00	90,000	90,000	$8,229	$8,229
Class Two	1.92%	$0.48	10,814	11,122	270	278
Class Three	7.88%	$1.97	1,311,095	1,313,927	32,777	32,848
Class Four	8.00%	$2.00	644,954	644,954	16,124	16,124
Class Six	8.50%	$2.13	773,693	773,693	19,342	19,342
Class Seven	7.87%	$1.97	26,150	26,150	654	654
Class Nine	6.00%	$1.50	78,956	78,956	1,974	1,974
Total			2,935,662	2,938,802	$79,370	$79,449

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

During the years ended December 31, 2021, 2020, and 2019, approximately 3,000, 705,000 and 169,000 preferred OP Units, respectively, were redeemed in exchange for cash, and no preferred OP Units were redeemed in exchange for shares of AIR Common Stock or common OP Units.

The following table presents a reconciliation of the AIR Operating Partnership’s preferred OP Units during the year ended December 31, 2021 (in thousands):

2021
Balance at January 1	$79,449
Preferred distributions	(6,414)
Redemption of preferred units and other	(78)
Net income allocated to preferred units	6,413
Balance at December 31	$79,370

AIR Operating Partnership Partners’ Capital

Common Partnership Units

The common partnership units held by AIR are classified within Partners’ Capital as General Partner and Special Limited Partner capital and the common OP Units are classified within Limited Partners’ capital in the AIR Operating Partnership’s consolidated balance sheets. The common OP Units are classified within permanent equity as common noncontrolling interests in the AIR Operating Partnership in AIR’s consolidated balance sheets.

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

During the years ended December 31, 2021, 2020, and 2019, approximately 356,000, 64,000 and 129,000 common OP Units, respectively, were redeemed in exchange for cash. During the years ended December 31, 2021, 2020, and 2019, 171,000, 159,000, and 127,000 common OP Units were redeemed in exchange for shares of Common Stock.

The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. During the years ended December 31, 2021, 2020, and 2019, the Aimco Operating Partnership declared regular, recurring distributions per common unit of $1.74, $1.64 and $1.56, respectively. During the year ended December 31, 2020, we declared an $8.20 special distribution, which also included the regular fourth quarter 2020 distribution and the acceleration of Aimco's first quarter 2021 distribution.

Separation from Aimco

On December 15, 2020, AIR Operating Partnership completed the Separation, which was effected through a pro rata distribution of all of the outstanding common limited partnership units of Aimco Operating Partnership to holders of AIR Operating Partnership common limited partnership units and AIR Operating Partnership Class I High Performance partnership units as of the close of business on December 5, 2020. Stockholders of Aimco received one share of Class A common stock of AIR for every one share of Class A common stock of Aimco held as of the close of business on the record date, and received cash in lieu of fractional shares of Class A common stock of AIR.

2020 Special Distribution and Reverse Unit Split

On October 21, 2020, the Board of Directors authorized a reverse unit split and special distribution in the same form and with the same timing as the reverse stock split and special dividend discussed in Note 8. The special distribution to the holders of Aimco Operating Partnership common partnership units consisted of $128.7 million in cash and 35.4 million common partnership units. Total common partnership units outstanding prior to and following both transactions was unchanged.

2019 Special Distribution and Reverse Unit Split

On February 3, 2019, the Board of Directors authorized a reverse unit split and special distribution on the same form and with the same timing as the reverse stock split and special dividend discussed in Note 8. The special distribution to the holders of Aimco Operating Partnership common partnership units consisted of $72.7 million in cash, 4.8 million common partnership units and $0.4 million of cash paid in lieu of issuing fractional units. Total common partnership units outstanding prior to and following both transactions was unchanged.

Note 10 — Share-Based Compensation

We have a stock award and incentive program to attract and retain officers and independent directors. On December 15, 2020, we adopted our 2020 Stock Award and Incentive Plan (the “Plan”). As of December 31, 2021, approximately three million shares were available for issuance under the Plan. The total number of shares available for issuance under this Plan may increase due to any forfeiture, cancellation, exchange, surrender, termination, or expiration of an award outstanding under the Plan. Awards under the Plan may be in the form of incentive stock options, non-qualified stock options, or other types of awards as authorized under the Plan.

We grant stock options and restricted stock awards that are subject to time-based vesting and require continuous employment, typically over a period of four years from the grant date, and we refer to these awards as Time-Based Stock Options and Time-Based Restricted Stock, respectively. We also grant stock options, restricted stock awards, and two forms of long-term incentive partnership units (“LTIP units”) that vest conditioned on AIR’s total stockholder return (“TSR”), relative to the NAREIT Equity Apartments Index (60% weighting) and the MSCI US REIT Index (40% weighting) over a forward-looking performance period of three years. We refer to these awards as TSR Stock Options, TSR Restricted Stock, TSR LTIP I units, and TSR LTIP II units. Vested LTIP II units may be converted at the holders’ option to common OP Units for a strike price over a term of 10 years. Earned TSR-based awards, if any, will vest 50% on each of the third anniversary and fourth anniversary of the grant date, based on continued employment. Our Time-Based Stock Options and TSR Stock Options expire generally 10 years from the date of grant.

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

We had TSR and Time-Based Stock Options, TSR and Time-Based Restricted Stock Awards, TSR and Time-Based LTIP I units, and TSR LTIP II units outstanding as of December 31, 2021. The annual activity related to our stock and unit awards are immaterial.

In connection with the Separation, we entered into an Employee Matters Agreement to modify all outstanding stock and unit awards granted to Aimco's teammates. Under the agreement, holders of Aimco's stock and unit awards received AIR stock and unit awards. Generally, AIR awards retain the same terms and vesting conditions as the original Aimco awards. Holders of Aimco's TSR stock options and TSR LTIP II awards will have a modified exercise price adjusted by a ratio specified in the Employee Matters Agreement.

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

Total compensation cost recognized for share-based awards was as follows for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Share-based compensation expense (1)	$7,360	$8,295	$8,146
Capitalized share-based compensation (2)	295	946	962
Total share-based compensation (3)	$7,655	$9,241	$9,108

(1)
Amounts are recorded in general and administrative expenses in our consolidated statements of operations.
(2)
Amounts are recorded in building and improvements in our consolidated balance sheets.
(3)
Amounts are recorded in additional paid-in capital and common noncontrolling interests in the AIR Operating Partnership in the AIR consolidated balance sheets, and in general partner and special limited partner and limited partners in the AIR Operating Partnership consolidated balance sheets.

As of December 31, 2021, total unvested compensation cost not yet recognized was $7.5 million. We expect to recognize this compensation over a weighted-average period of approximately 1.4 years.

TSR and Time-Based Stock Options

As of December 31, 2021, we had stock options outstanding of 817,838, which had an aggregate intrinsic value of $16.4 million and a weighted-average remaining contractual term of 3.8 years. We had 719,857 of stock options exercisable as of December 31, 2021, which had an aggregate intrinsic value of $14.6 million and a weighted-average remaining contractual term of 3.9 years. The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. These options will be settled in accordance with the Employee Matters Agreement.

During 2020, we granted TSR Stock Options with a weighted-average grant date fair value of $8.15 We did not grant any TSR Stock Options during 2019 and 2021.

TSR and Time-Based Restricted Stock Awards

As of December 31, 2021, we had 105,239 shares unvested at a weighted-average grant date fair value of $43.20 per share for Time-Based Restricted Stock Awards. As of December 31, 2021, we had 207,453 of shares unvested based on the target performance payout, at a weighted-average grant date fair value of $49.07 per share for TSR Restricted Stock Awards.

The aggregate fair value of Time-Based Restricted Stock awards and TSR Restricted Stock awards that vested during the years ended December 31, 2021, 2020, and 2019 was $3.2 million, $7.5 million and $13.7 million, respectively. These awards will be settled in accordance with the Employee Matters Agreement.

TSR LTIP II Units

As of December 31, 2021, we had 1,550,404 of TSR LTIP II units outstanding, at a weighted-average grant date fair value of $8.53 per share. These units will be settled in accordance with the Employee Matters Agreement.

Determination of Grant-Date Fair Value of Awards

Options are granted with an exercise price at the fair market value of our common stock on the date of grant and expire, subject to employment, which is generally 10 years from the date of grant. Factors considered are the simulated stock price as well as total stockholder return relative to both the NAREIT Equity Apartment Index and the MSCI US REIT Index.

We estimated the fair value of TSR-based awards granted in 2021, 2020, and 2019 using a Monte Carlo model with the assumptions set forth in the table below.

The risk-free interest rate reflects the annualized yield of a zero coupon United States Treasury security with a term equal to the expected term of the awards. The expected dividend yield reflects expectations regarding cash dividend amounts per share paid on our Common Stock during the expected term of the awards. Expected volatility reflects an average of the historical volatility of our Common Stock during the historical period commensurate with the expected term of the award that ended on the date of grant, and the implied volatility is calculated from observed call option contracts closest to the expected term. The derived vesting period of TSR Restricted Stock and TSR LTIP I units was determined based on the graded vesting terms. The expected term of the TSR-options and TSR LTIP II units was based on historical exercises and post-vesting terminations. The valuation assumptions for the 2021, 2020, and 2019 grants were as follows:

	2021	2020	2019
Grant date market value of a common share	$36.84	$53.26	$49.24
Risk-free interest rate	0.24% - 0.78%	1.48% - 1.58%	2.59% - 2.66%
Dividend yield	4.00%	2.93%	3.09%
Expected volatility	23.08% - 28.21%	15.82% - 16.84%	19.08% - 19.24%
Derived vesting period of TSR Restricted Stock and TSR LTIP I units	3.2 years	3.5 years	3.4 years
Weighted average expected term of TSR Stock Options and LTIP II units	5.4 years	5.9 years	5.8 years

The grant date fair value for the Time-Based awards reflects the closing price of a share of our Common Stock on the grant date.

Note 11 — Income Taxes

During the year ended December 31, 2020, and consistent with AIR’s simplified business structure and strategy, we converted one of our former taxable REIT subsidiaries into a REIT, and we will elect for such entity to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2021. As a result, AIR will incur less income taxes on a consolidated basis, providing more cash for distributions and other corporate uses.

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

Because the statute of limitations has not yet elapsed, our United States federal income tax returns for the year ended December 31, 2015, and subsequent years and certain of our state income tax returns for the year ended December 31, 2015, and subsequent years are currently subject to examination by the IRS or other taxing authorities. If recognized, the unrecognized benefit would affect the effective rate.

Our policy is to include any interest and penalties related to income taxes within income tax benefit (expense) in our consolidated statements of operations.

Significant components of the income tax benefit or expense are as follows and are classified within income tax (benefit) expense in our consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Current:
Federal	$(7,409)	$6,271	$5,204
State	1,971	8,637	8,558
Total current	(5,438)	14,908	13,762
Deferred:
Federal	153	(7,691)	(8,575)
State	39	(2,694)	(4,882)
Revaluation of deferred taxes due to change in tax rate	—	90,914	—
Total deferred	192	80,529	(13,457)
Total (benefit) expense	$(5,246)	$95,437	$305

Consolidated income from continuing operations or loss from continuing operations subject to tax consists of pretax income or loss from the continuing operations of our TRS entities and income and gains retained by the continuing operations of the REIT. For the years ended December 31, 2021, 2020, and 2019, we had consolidated net income from continuing operations subject to tax of $28.9 million, net loss from continuing operations subject to tax of $16.7 million, and net loss from continuing operations subject to tax of $13.5 million, respectively.

The reconciliation of income tax attributable to continuing operations computed at the United States statutory rate to income tax benefit is shown below (dollars in thousands):

	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense (benefit) provision at United States statutory rates on consolidated income (loss) from continuing operations subject to tax	$6,064	21.0%	$(3,516)	21.0%	$(2,836)	21.0%
State income tax expense (benefit), net of federal tax (benefit) expense	2,011	7.0%	(1,964)	11.7%	3,935	(29.1%)
Effect of permanent differences	—	—%	434	(2.6%)	(139)	1.0%
Tax credits	(3,508)	(12.1%)	(296)	1.8%	(667)	4.9%
Decrease in valuation allowance	—	—%	—	—%	(164)	1.2%
Separation	—	—%	7,596	(45.4%)	—	—%
TRS REIT election (1)	(9,656)	(33.4%)	90,914	(543.1%)	—	—%
Other	(157)	(0.5%)	2,269	(13.6%)	176	(1.3%)
Total income tax (benefit) expense	$(5,246)	(18.0%)	$95,437	(570.2%)	$305	(2.3%)
(1)
Consistent with our simplified business structure and strategy, during the year ended December 31, 2020, we elected to treat one of our taxable subsidiaries as a REIT, resulting in the removal of deferred tax asset balances.

For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, capital gains, qualified dividends, unrecaptured Section 1250 gains, and return of capital, or a combination thereof. For the years ended December 31, 2021, 2020, and 2019, dividends per share held for the entire year were estimated to have the following tax attributes:

	2021		2020		2019
(unaudited)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$—	—%	$2.41	6.0%	$0.66	20.7%
Capital gains	0.44	25.3%	15.00	37.4%	1.29	40.4%
Qualified dividends	—	—%	0.48	1.2%	0.66	20.7%
Unrecaptured Section 1250 gain	0.13	7.5%	6.74	16.8%	0.58	18.2%
Return of capital	1.17	67.2%	15.49	38.6%	—	—%
Total	$1.74	100.0%	$40.12	100.0%	$3.19	100.0%

Note 12 — Earnings per Share and per Unit

AIR and the AIR Operating Partnership calculate basic earnings (loss) per common share and basic earnings (loss) per common unit, respectively, based on the weighted-average number of shares of Common Stock and common partnership units outstanding, respectively. We calculate diluted earnings (loss) per share and diluted earnings (loss) per unit taking into consideration dilutive common stock and common partnership unit equivalents and dilutive convertible securities outstanding during the period.

Our common stock and common partnership unit equivalents include options to purchase shares of Common Stock, which, if exercised, would result in AIR’s issuance of additional shares and the AIR Operating Partnership’s issuance to AIR of additional common partnership units equal to the number of shares purchased under the options. These equivalents also include unvested total stockholder return (“TSR”) restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and common partnership units outstanding equal to the number of the shares that vest. Common partnership unit equivalents also include unvested long-term incentive partnership units. We include in the denominator securities with dilutive effect in calculating diluted earnings (loss) per share and per unit during these periods.

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

In our consolidated statements of operations, noncontrolling interests in consolidated real estate partnerships is related to both continuing and discontinued operations. For purposes of our earnings (loss) per share calculation, we have appropriately allocated the noncontrolling interests in consolidated real estate partnerships for all periods presented. Please refer to Note 4 for detail of noncontrolling interests in consolidated real estate partnerships associated with discontinued operations.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings (loss) per share and per unit for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands, except per share and per unit data):

	2021
	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (loss) per share:
Net income (loss) attributable to AIR common stockholders	$447,124	154,135	$2.90
Diluted earnings (loss) per share:
Effect of dilutive securities	—	368	(0.01)
Net income (loss) attributable to AIR common stockholders	$447,124	154,503	$2.89

	2020
	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (loss) per share:
Income from continuing operations attributable to AIR	$(115,961)	122,446	$(0.94)
Income from discontinued operations attributable to AIR	11,632	122,446	0.09
Net income attributable to AIR common stockholders	$(104,329)	122,446	$(0.85)
Diluted earnings (loss) per share:
Effect of dilutive securities	—	—	—
Net income (loss) attributable to AIR common stockholders	$(104,329)	122,446	$(0.85)

	2019
	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (loss) per share:
Income from continuing operations attributable to AIR	$446,460	119,307	$3.75
Income from discontinued operations attributable to AIR	19,684	119,307	0.16
Net income attributable to AIR common stockholders	$466,144	119,307	$3.91
Diluted earnings (loss) per share:
Effect of dilutive securities	—	226	(0.01)
Net income (loss) attributable to AIR common stockholders	$466,144	119,533	$3.90

	2021
	Net income (loss) (Numerator)	Shares (Denominator)	Per Unit Amount
Basic earnings (loss) per unit:
Net income (loss) attributable to the AIR Operating Partnership's common unitholders	$475,557	162,739	$2.92
Diluted earnings (loss) per unit:
Effect of dilutive securities	—	369	—
Net income (loss) attributable to the AIR Operating Partnership's common unitholders	$475,557	163,108	$2.92

	2020
	Net income (loss) (Numerator)	Shares (Denominator)	Per Unit Amount
Basic earnings (loss) per unit:
Income from continuing operations attributable to the AIR Operating Partnership	$(121,399)	128,775	$(0.94)
Income from discontinued operations attributable to the AIR Operating Partnership	11,632	128,775	0.09
Net income attributable to the AIR Operating Partnership's common unitholders	$(109,767)	128,775	$(0.85)
Diluted earnings (loss) per unit:
Effect of dilutive securities	—	—	—
Net income (loss) attributable to the AIR Operating Partnership's common unitholders	$(109,767)	128,775	$(0.85)

	2019
	Net income (loss) (Numerator)	Shares (Denominator)	Per Unit Amount
Basic earnings (loss) per unit:
Income from continuing operations attributable to the AIR Operating Partnership	$472,493	125,893	$3.75
Income from discontinued operations attributable to the AIR Operating Partnership	19,684	125,893	0.16
Net income attributable to the AIR Operating Partnership's common unitholders	$492,177	125,893	$3.91
Diluted earnings (loss) per unit:
Effect of dilutive securities	—	271	(0.01)
Net income (loss) attributable to the AIR Operating Partnership's common unitholders	$492,177	126,164	$3.90

As discussed in Note 9, the AIR Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The AIR Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of December 31, 2021, these preferred OP Units were potentially redeemable for approximately 1.5 million shares of Common Stock (based on the period end market price), or cash. The AIR Operating Partnership has a redemption policy that requires cash settlement of redemption requests for the preferred OP Units, subject to limited exceptions. Accordingly, we have excluded these securities from earnings per share and unit computations for the periods presented above.

Note 13 — Fair Value Measurements

Recurring Fair Value Measurements

We measured at fair value on a recurring basis our investments in the securitization trust that held certain of our property debt, which we classified as available for sale (“AFS”) debt securities. These investments were presented within other assets, net in our consolidated balance sheets. We held several positions in the securitization trust that paid interest and we also held the first loss position in the securitization trust, which accrued interest over the term of the investment. These investments were acquired at a discount to face value and accreted to the $100.9 million face value of the investments through interest income using the effective interest method over the term of the investments. During the second quarter of 2021, these investments were settled in cash at the face value. Our amortized cost basis for these investments, which represented the original cost adjusted for interest accretion less interest payments received, was $97.1 million as of December 31, 2020.

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

We measure at fair value on a recurring basis our interest rate option, which is presented in other assets, net in our consolidated balance sheets. Our interest rate option is classified within Level 2 of the GAAP fair value hierarchy, and we estimate its fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. The fair value adjustment is included in earnings in other expense, net, in our consolidated statements of operations. Changes in fair value are reflected as a non-cash adjustment to arrive at cash flows from operations, and the upfront premium is reflected in other financing in our consolidated statements of cash flows.

The following table summarizes fair value for our AFS debt securities and interest rate option (in thousands):

	As of December 31, 2021				As of December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
AFS debt securities	$—	$—	$—	$—	$100,151	$—	$100,151	$—
Interest rate option	$21,699	$—	$21,699	$—	$13,177	$—	$13,177	$—

Nonrecurring Fair Value Measurements

As of December 31, 2020, assets measured at fair value on a nonrecurring basis in our consolidated balance sheets consisted of a real estate asset that was written down to its estimated fair value for impairment purposes during the year ended December 31, 2020. Our estimate of fair value was determined using valuations performed by third-party specialists, as well as various estimates and assumptions, the most significant being market rental rates, operating expense assumptions, and capitalization rate. These unobservable inputs are classified as Level 3 within the GAAP fair value hierarchy. As of December 31, 2020, the fair value of the real estate asset measured on a nonrecurring basis was $34.4 million.

Financial Assets and Liabilities Not Measured at Fair Value

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of December 31, 2021 and 2020, due to their relatively short-term nature and high probability of realization. The carrying amounts of notes receivable from Aimco, the term loans, and the revolving credit line borrowings also approximated their estimated fair value as of December 31, 2021, and 2020. We estimate the fair value of our non-recourse property debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality, and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of our non-recourse property debt within Level 2 of the GAAP fair value hierarchy based on the significance of certain unobservable inputs used to estimate its fair value.

The following table summarizes carrying value and fair value of our non-recourse property debt, excluding debt issuance costs (in thousands):

	As of December 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$2,305,756	$2,367,713	$3,646,093	$3,730,621

Note 14 — Variable Interest Entities

Consolidated Entities

AIR consolidates the AIR Operating Partnership, a variable interest entity (“VIE”) of which AIR is the primary beneficiary. AIR, through the AIR Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Substantially all of the assets and liabilities of AIR are that of the AIR Operating Partnership.

The AIR Operating Partnership consolidates (i) five VIEs that own interests in one or more apartment communities and are typically structured to generate a return for their partners through the operation and ultimate sale of the communities and (ii) five VIEs related to lessor entities that own interests in the properties leased to Aimco. The assets and liabilities of the VIEs associated with the leased properties consists of our net investment in the leases. The AIR Operating Partnership is the primary beneficiary in the limited partnerships in which it is the sole decision maker and has a substantial economic interest.

The table below summarizes apartment community information regarding VIEs consolidated by the AIR Operating Partnership:

	December 31, 2021	December 31, 2020
VIEs with interests in apartment communities	5	5
Apartment communities owned by VIEs	16	16
Apartment homes in communities owned by VIEs	5,369	5,369

Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs, excluding those of the AIR Operating Partnership, are summarized in the table below (in thousands):

	December 31, 2021	December 31, 2020
ASSETS:
Net real estate	$1,096,039	$1,125,315
Cash and cash equivalents	29,863	10,548
Restricted cash	2,380	8,818
Other assets, net	21,745	23,870
LIABILITIES:
Non-recourse property debt secured by AIR communities, net	$1,227,345	$1,278,318
Accrued liabilities and other	34,659	34,038

Unconsolidated Entities

During the three months ended December 31, 2021, we formed a joint venture with an affiliate of Blackstone by selling for $408 million an 80% interest in three multi-family properties with 1,748 units located in Virginia. Our 20% interest in the venture meets the definition of a VIE, however, we are not the primary beneficiary and do not consolidate these communities. As of December 31, 2021, AIR's exposure to the obligations of the VIE is limited to the carrying value of the limited partnership interests and 20% of Blackstone's guarantor liabilities owed to the lender.

As of December 31, 2021, the carrying value of the investment of $26.0 million is included in other assets, net in our consolidated balance sheets. The joint venture borrowed $395 million resulting in potential exposure for AIR of $79 million, representing 20% of Blackstone's guarantor liabilities owed to the lender. As of December 31, 2021, we have not recorded any debt guaranty obligation as the joint venture was current on the loan payments and has sufficient cash flow to meet its monthly payments. AIR is the general partner and earns various fees for providing property management and corporate services.

We have an interest in a partnership that owns Parkmerced Apartments, which meets the definition of a VIE. However, we are not the primary beneficiary and do not consolidate this partnership. In connection with the Separation, Aimco was allocated economic ownership of the $275.0 million mezzanine loan investment and option to acquire a 30% equity interest in the partnership. The investment accrues interest at 10% per annum with a five-year term and the right to extend for a second five-year term. Subsequent to the Separation, all risks and rewards of ownership are Aimco’s. As of December 31, 2021 and 2020, the investment balance of $337.8 million and $307.4 million, respectively, primarily consisting of notes receivable, is included in other assets, net in our consolidated balance sheets, as legal transfer has not occurred. Since AIR has legally assigned all risks and rewards of ownership to Aimco, there is an equal and offsetting liability included in accrued liabilities and other in our consolidated balance sheets. Accordingly, there is no net effect on AIR’s stockholders’ equity. During the year ended December 31, 2020, we recognized $27.6 million of income in connection with the mezzanine loan. For the year ended December 31, 2021, the mezzanine investment income was entirely offset by an expense to recognize the requirement that this income be contributed to Aimco.

Note 15 — Business Segments

We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that: (i) are owned and managed by AIR and (ii) had reached a stabilized level of operations. Our Other Real Estate segment includes the five properties that were acquired in 2021 and four communities that we expect to sell or lease to a third party, but do not yet meet the criteria to be classified as held for sale. Communities included in discontinued operations are excluded from our evaluation of segment performance, as they are no longer included in information used by our chief operating decision maker (“CODM”).

Our CODM uses proportionate property net operating income to assess the operating performance of our communities. Proportionate property net operating income reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements. In our consolidated statements of operations, utility reimbursements are included in rental and other property revenues in accordance with GAAP.

As of December 31, 2021, our Same Store segment included 65 apartment communities with 22,040 apartment homes, our Other Real Estate segment included nine apartment communities with 2,713 apartment homes, and 10 apartment communities with 1,657 apartment homes were classified as held for sale.

The following tables present the total revenues, property operating expenses, proportionate property net operating income (loss), and income (loss) from continuing operations before income tax benefit (expense) of our segments on a proportionate basis, excluding amounts related to communities included in discontinued operations. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of December 31, 2021 (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2021:
Total revenues	$548,554	$31,105	$80,180	$81,014	$740,853
Property operating expenses	152,528	13,542	40,991	61,040	268,101
Other operating expenses not allocated to segments (3)	—	—	—	365,547	365,547
Total operating expenses	152,528	13,542	40,991	426,587	633,648
Proportionate property net operating income (loss)	396,026	17,563	39,189	(345,573)	107,205
Other items included in income before income tax benefit (expense) (4)	—	—	—	366,773	366,773
Income (loss) from continuing operations before income tax benefit (expense)	$396,026	$17,563	$39,189	$21,200	$473,978

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2020:
Total revenues	$582,104	$15,947	$41,979	$79,526	$719,556
Property operating expenses	160,546	10,744	29,165	48,581	249,036
Other operating expenses not allocated to segments (3)	—	—	—	488,461	488,461
Total operating expenses	160,546	10,744	29,165	537,042	737,497
Proportionate property net operating income (loss)	421,558	5,203	12,814	(457,516)	(17,941)
Other items included in income before income tax benefit (expense) (4)	—	—	—	(1,194)	(1,194)
Income (loss) from continuing operations before income tax benefit (expense)	$421,558	$5,203	$12,814	$(458,710)	$(19,135)

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2019:
Total revenues	$608,575	$21,859	$25,054	$115,114	$770,602
Property operating expenses	163,015	9,790	23,009	65,427	261,241
Other operating expenses not allocated to segments (3)	—	—	—	383,635	383,635
Total operating expenses	163,015	9,790	23,009	449,062	644,876
Proportionate property net operating income (loss)	445,560	12,069	2,045	(333,948)	125,726
Other items included in income before income tax benefit (expense) (4)	—	—	—	363,111	363,111
Income (loss) from continuing operations before income tax benefit (expense)	$445,560	$12,069	$2,045	$29,163	$488,837
(1)
Represents adjustments for third-party share of unconsolidated apartment communities and the noncontrolling interests in consolidated real estate partnerships’ share of the results of communities in our segments, which are included in the related consolidated amounts, but excluded from proportionate property net operating income for our segment evaluation. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues in our consolidated statements of operations prepared in accordance with GAAP.
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
(3)
Includes depreciation and amortization, general and administrative expenses, and other expenses, net, and may also include provision for real estate impairment loss and write-offs of deferred leasing commissions, which are not included in our measure of segment performance.
(4)
Includes gain on derecognition of leased properties and dispositions of real estate, interest income, including interest income related to the properties leased to Aimco, interest expense, and loss on extinguishment of debt.

The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	2021	2020
Same Store	$3,968,579	$4,263,656
Other Real Estate	808,506	106,904
Corporate and other assets (1)	1,663,275	1,858,718
Total consolidated assets	$6,440,360	$6,229,278

(1)
Includes the assets not allocated to our segments including: (i) corporate assets; (ii) our notes receivable from Aimco; (iii) our mezzanine loan investment; and (iv) assets of apartment communities which were leased to Aimco, sold, or classified as held for sale as of December 31, 2021.

Capital additions related to our segments were as follows (in thousands):

	2021	2020	2019
Same Store	$125,846	$98,429	$238,162
Other Real Estate (1)	17,300	197,306	97,397
Total capital additions	$143,146	$295,735	$335,559

(1)
For the year ended December 31, 2021, Other Real Estate does not include capital additions related to properties leased to Aimco.

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2021

(In Thousands Except Apartment Home Data)

								(2)	As of December 31, 2021
		(1)				Initial Cost		Cost Capitalized				(4)
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(5)
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances
Same Store Sales:
21 Fitzsimons	Mid Rise	Aug 2014	Aurora, CO	2008	600	$12,864	$104,720	$36,038	$12,864	$140,758	$153,622	$(40,396)	$113,226	$85,751
234 East 88th Street	Mid Rise	Jan 2014	New York, NY	1900	20	2,448	4,449	856	2,448	5,305	7,753	(1,856)	5,897	—
3400 Avenue of the Arts	Mid Rise	Mar 2002	Costa Mesa, CA	1987	770	57,241	65,506	93,870	57,241	159,376	216,617	(101,153)	115,464	135,603
777 South Broad Street	Mid Rise	May 2018	Philadelphia, PA	2010	146	6,986	67,512	4,010	6,986	71,522	78,508	(9,905)	68,603	54,360
Avery Row	Mid Rise	Dec 2018	Arlington, VA	2013	67	8,165	21,348	2,355	8,165	23,703	31,868	(3,099)	28,769	—
Axiom	Mid Rise	Apr 2015	Cambridge, MA	2015	115	—	63,612	3,281	—	66,893	66,893	(16,465)	50,428	—
Bay Parc Plaza	High Rise	Sep 2004	Miami, FL	2000	474	22,680	41,847	45,750	22,680	87,597	110,277	(33,072)	77,205	73,412
Bay Ridge at Nashua	Garden	Jan 2003	Nashua, NH	1984	412	3,262	40,713	16,427	3,262	57,140	60,402	(32,083)	28,319	—
Bayberry Hill Estates	Garden	Aug 2002	Framingham, MA	1971	424	19,944	35,945	29,298	19,944	65,243	85,187	(37,841)	47,346	—
Boston Lofts	High Rise	Apr 2001	Denver, CO	1890	158	3,446	20,589	6,272	3,446	26,861	30,307	(15,588)	14,719	—
Boulder Creek	Garden	Jul 1994	Boulder, CO	1973	221	754	7,730	18,409	754	26,139	26,893	(19,813)	7,080	—
Broadcast Center	Garden	Mar 2002	Los Angeles, CA	1990	279	29,407	41,244	36,675	29,407	77,919	107,326	(37,373)	69,953	—
Calhoun Beach Club	High Rise	Dec 1998	Minneapolis, MN	1928	332	11,708	73,334	61,775	11,708	135,109	146,817	(91,351)	55,466	—
Charlesbank Apartment Homes	Mid Rise	Sep 2013	Watertown, MA	2012	44	3,399	11,726	1,195	3,399	12,921	16,320	(3,990)	12,330	—
Chestnut Hall	High Rise	Oct 2006	Philadelphia, PA	1923	315	12,338	14,299	15,267	12,338	29,566	41,904	(14,942)	26,962	34,104
Creekside	Garden	Jan 2000	Denver, CO	1974	328	3,189	12,698	7,703	3,189	20,401	23,590	(15,040)	8,550	—
Flamingo Point, Center Tower	High Rise	Sep 1997	Miami Beach, FL	2003	513	15,279	29,358	209,229	15,279	238,587	253,866	(119,406)	134,460	—
Flamingo Point, South Tower	High Rise	Sep 1997	Miami Beach, FL	1960	222	—	—	73,355	—	73,355	73,355	(15,289)	58,066	—
Four Quarters Habitat	Garden	Jan 2006	Miami, FL	1976	336	2,379	17,199	36,966	2,379	54,165	56,544	(38,463)	18,081	—
Foxchase	Garden	Dec 1997	Alexandria, VA	1940	2,113	15,496	96,062	73,122	15,496	169,184	184,680	(99,823)	84,857	—
Georgetown	Garden	Aug 2002	Framingham, MA	1964	207	12,351	13,168	5,560	12,351	18,728	31,079	(10,239)	20,840	—
Georgetown II	Mid Rise	Aug 2002	Framingham, MA	1958	72	4,577	4,057	2,180	4,577	6,237	10,814	(4,291)	6,523	—
Hidden Cove	Garden	Jul 1998	Escondido, CA	1983	334	3,043	17,616	13,927	3,043	31,543	34,586	(17,601)	16,985	64,757
Hidden Cove II	Garden	Jul 2007	Escondido, CA	1986	118	12,849	6,530	5,157	12,849	11,687	24,536	(6,377)	18,159	25,183
Hillcreste	Garden	Mar 2002	Century City, CA	1989	315	35,862	47,216	18,394	35,862	65,610	101,472	(33,224)	68,248	—
Indian Oaks	Garden	Mar 2002	Simi Valley, CA	1986	254	24,523	15,801	11,631	24,523	27,432	51,955	(17,152)	34,803	58,955
Indigo	High Rise	Aug 2016	Redwood City, CA	2016	463	26,932	296,116	8,785	26,932	304,901	331,833	(57,601)	274,232	178,866
Island Club	Garden	Oct 2000	Oceanside, CA	1986	592	18,027	28,654	28,418	18,027	57,072	75,099	(34,633)	40,466	—
Latrobe	High Rise	Jan 2003	Washington, D.C.	1980	175	3,459	9,103	12,899	3,459	22,002	25,461	(15,479)	9,982	—
Laurel Crossing	Garden	Jan 2006	San Mateo, CA	1971	418	49,474	17,756	15,766	49,474	33,522	82,996	(18,714)	64,282	100,402
Lincoln Place (6)	Garden	Oct 2004	Venice, CA	1951	795	128,332	10,439	258,897	44,197	353,471	397,668	(170,698)	226,970	177,309
Locust on the Park	High Rise	May 2018	Philadelphia, PA	1911	152	5,292	53,823	8,380	5,292	62,203	67,495	(8,712)	58,783	34,264
Malibu Canyon	Garden	Mar 2002	Calabasas, CA	1986	698	69,834	53,438	39,558	69,834	92,996	162,830	(59,126)	103,704	158,950
Mariners Cove	Garden	Mar 2002	San Diego, CA	1984	500	—	66,861	16,648	—	83,509	83,509	(46,532)	36,977	—
Meadow Creek	Garden	Jul 1994	Boulder, CO	1968	332	1,435	24,533	9,370	1,435	33,903	35,338	(23,412)	11,926	—
Mezzo	High Rise	Mar 2015	Atlanta, GA	2008	94	4,292	34,178	2,048	4,292	36,226	40,518	(9,241)	31,277	—
Monterey Grove	Garden	Jun 2008	San Jose, CA	1999	224	34,325	21,939	16,098	34,325	38,037	72,362	(15,741)	56,621	47,681
Ocean House on Prospect	Mid Rise	Apr 2013	La Jolla, CA	1970	53	12,528	18,805	16,467	12,528	35,272	47,800	(12,191)	35,609	—
One Ardmore	Mid Rise	Apr 2019	Ardmore, PA	2019	110	4,929	61,631	3,050	4,929	64,681	69,610	(6,342)	63,268	29,823

								(2)	As of December 31, 2021
		(1)				Initial Cost		Cost Capitalized				(4)
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(5)
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances
One Canal	High Rise	Sep 2013	Boston, MA	2016	310	$—	$15,873	$182,488	$—	$198,361	$198,361	$(45,351)	$153,010	$—
Pacific Bay Vistas (6)	Garden	Mar 2001	San Bruno, CA	1987	308	28,694	62,460	35,914	23,354	103,714	127,068	(46,588)	80,480	100,376
Pacifica Park	Garden	Jul 2006	Pacifica, CA	1977	104	12,970	6,579	8,866	12,970	15,445	28,415	(8,920)	19,495	37,264
Palazzo at Park La Brea, The	Mid Rise	Feb 2004	Los Angeles, CA	2002	521	48,362	125,464	53,963	48,362	179,427	227,789	(98,805)	128,984	213,366
Palazzo East at Park La Brea, The	Mid Rise	Mar 2005	Los Angeles, CA	2005	611	72,578	136,503	34,867	72,578	171,370	243,948	(92,631)	151,317	183,607
Parc Mosaic	Garden	Dec 2014	Boulder, CO	1970	226	15,300	—	110,566	15,300	110,566	125,866	(12,604)	113,262	—
Park Towne Place	High Rise	Apr 2000	Philadelphia, PA	1959	940	10,472	47,301	349,891	10,472	397,192	407,664	(208,004)	199,660	—
Peachtree Park	Garden	Jan 1996	Atlanta, GA	1969	303	4,684	11,713	14,599	4,684	26,312	30,996	(18,391)	12,605	—
Preserve at Marin	Mid Rise	Aug 2011	Corte Madera, CA	1964	126	13,516	30,132	83,492	13,516	113,624	127,140	(41,916)	85,224	—
Riverloft	High Rise	Oct 1999	Philadelphia, PA	1910	184	2,120	11,286	38,472	2,120	49,758	51,878	(30,377)	21,501	—
Royal Crest Estates	Garden	Aug 2002	North Andover, MA	1970	588	51,292	36,808	26,863	51,292	63,671	114,963	(39,631)	75,332	—
Saybrook Pointe	Garden	Dec 2014	San Jose, CA	1995	324	32,842	84,457	26,359	32,842	110,816	143,658	(28,654)	115,004	107,347
SouthStar Lofts	High Rise	May 2018	Philadelphia, PA	2014	85	1,780	37,428	1,050	1,780	38,478	40,258	(5,202)	35,056	28,410
Sterling Apartment Homes, The	Garden	Oct 1999	Philadelphia, PA	1961	534	8,871	55,365	119,220	8,871	174,585	183,456	(109,062)	74,394	—
The Left Bank	Mid Rise	May 2018	Philadelphia, PA	1929	282	—	130,893	23,734	—	154,627	154,627	(20,517)	134,110	77,221
Township At Highlands	Town Home	Nov 1996	Centennial, CO	1985	161	1,536	9,773	15,053	1,536	24,826	26,362	(15,203)	11,159	—
Tremont	Mid Rise	Dec 2014	Atlanta, GA	2009	78	5,274	18,011	3,458	5,274	21,469	26,743	(5,925)	20,818	—
Vantage Pointe	Mid Rise	Aug 2002	Swampscott, MA	1987	96	4,748	10,089	2,702	4,748	12,791	17,539	(6,417)	11,122	—
Villas at Park La Brea, The	Garden	Mar 2002	Los Angeles, CA	2002	250	8,630	48,871	17,700	8,630	66,571	75,201	(39,080)	36,121	—
Villas of Pasadena	Mid Rise	Jan 2006	Pasadena, CA	1973	92	9,693	6,818	5,364	9,693	12,182	21,875	(6,705)	15,170	20,500
Vivo	High Rise	Jun 2016	Cambridge, MA	2015	91	6,450	35,974	6,257	6,450	42,231	48,681	(16,154)	32,527	18,768
Waterways Village	Garden	Jun 1997	Aventura, FL	1994	180	4,504	11,064	18,225	4,504	29,289	33,793	(16,991)	16,802	—
Waverly Apartments	Garden	Aug 2008	Brighton, MA	1970	103	7,920	11,347	7,040	7,920	18,387	26,307	(9,632)	16,675	—
Total Same Store Sales					20,292	$1,035,285	$2,515,764	$2,451,229	$945,810	$5,056,468	$6,002,278	$(2,237,014)	$3,765,264	$2,046,279

Other Real Estate:
100 Forest Place	High Rise	Dec 1997	Oak Park, IL	1987	234	$2,664	$18,815	$9,502	$2,664	$28,317	$30,981	$(16,936)	$14,045	$—
236-238 East 88th Street	High Rise	Jan 2004	New York, NY	1900	42	8,820	2,914	17,489	8,820	20,403	29,223	(2,306)	26,917	—
240 West 73rd Street (6)	High Rise	Sep 2004	New York, NY	1900	195	68,109	12,140	(30,475)	20,828	28,946	49,774	(10,260)	39,514	—
City Center on 7th	Garden	Jun 2021	Pembroke Pines, FL	2014	700	35,196	186,823	5,427	35,196	192,250	227,446	(3,317)	224,129	—
Huntington Gateway	High Rise	Oct 2021	Alexandria, VA	1990	443	38,785	83,832	1,711	38,785	85,543	124,328	(714)	123,614	93,433
Merrill House	High Rise	Jan 2000	Falls Church, VA	1964	159	1,836	10,831	8,259	1,836	19,090	20,926	(11,863)	9,063	—
North Park	High Rise	Oct 2021	Chevy Chase, MD	1973	310	42,900	68,090	963	42,900	69,053	111,953	(560)	111,393	77,544
Residences at Capital Crescent Trail	High Rise	Oct 2021	Bethesda, MD	2002	258	15,975	84,167	700	15,975	84,867	100,842	(668)	100,174	—
Vaughan Place Apartments	High Rise	Oct 2021	Washington DC	1988	372	47,134	120,697	753	47,134	121,450	168,584	(992)	167,592	88,500
Other (7)						4,866	—	13,880	4,866	13,880	18,746	(163)	18,583	—
Total Other Real Estate					2,713	$266,285	$588,309	$28,209	$219,004	$663,799	$882,803	$(47,779)	$835,024	$259,477
Total Portfolio					23,005	$1,301,570	$3,104,073	$2,479,438	$1,164,814	$5,720,267	$6,885,081	$(2,284,793)	$4,600,288	$2,305,756
(1)
Date we acquired the apartment community or first consolidated the partnership that owns the community.
(2)
Includes costs capitalized since acquisition or date of initial consolidation of the community.
(3)
The aggregate cost of land and depreciable property for federal income tax purposes was approximately $7.7 billion as of December 31, 2021.
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

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2021, 2020, and 2019

(In Thousands)

	2021	2020	2019
Total real estate balance at beginning of year	$7,468,864	$7,351,979	$7,338,906
Additions during the year:
Acquisitions	723,599	6,062	81,344
Capital additions	168,920	329,156	368,133
Amounts related to assets held for sale	(253,547)	—	—
Dispositions and other	(1,222,755)	(218,333)	(436,404)
Total real estate balance at end of year	$6,885,081	$7,468,864	$7,351,979

Accumulated depreciation balance at beginning of year	$2,455,505	$2,268,839	$2,228,533
Depreciation	298,789	310,400	308,905
Amounts related to assets held for sale	(107,055)	—	—
Dispositions and other	(362,446)	(123,734)	(268,599)
Accumulated depreciation balance at end of year	$2,284,793	$2,455,505	$2,268,839