Form 10-Q
period 2022-03-31
Apartment Income REIT Corp.; Apartment Income REIT, L.P.
filed 2022-05-04
CIK 1820877, 926660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of Apartment Income REIT Corp. Class A Common Stock outstanding as of May 2, 2022: 157,097,052

EXPLANATORY NOTE

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2022, of Apartment Income REIT Corp. (“AIR”), Apartment Income REIT, L.P. (“AIR Operating Partnership”), and their consolidated subsidiaries. The AIR Operating Partnership’s condensed consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership, and their consolidated subsidiaries, collectively.

AIR, a Maryland corporation, is a self-administered and self-managed real estate investment trust. AIR, through wholly-owned subsidiaries, is the general and special limited partner of the AIR Operating Partnership. As of March 31, 2022, AIR owned approximately 92.3% of the legal interest in the common partnership units of the AIR Operating Partnership (“OP Units”) and 93.9% of the economic interest in the AIR Operating Partnership. The remaining 7.7% legal interest is owned by third-party limited partners. The legal ownership percentage is based on outstanding common stock and common OP Units, including unvested restricted stock and unvested LTIP units. The economic ownership percentage includes any unvested restricted stock and unvested LTIP units to the extent they are considered participating securities, as defined by accounting principles generally accepted in the United States (“GAAP”). As the sole general partner of the AIR Operating Partnership, AIR has exclusive control of the AIR Operating Partnership’s day-to-day management.

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

To help investors understand the differences between AIR and the AIR Operating Partnership, this report provides separate condensed consolidated financial statements for AIR and the AIR Operating Partnership; a single set of condensed consolidated notes to such financial statements that includes separate discussions of each entity’s stockholders’ equity or partners’ capital, and earnings per share or earnings per unit, as applicable; and a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity, where appropriate.

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

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Buildings and improvements	$5,729,946	$5,720,267
Land	1,162,311	1,164,814
Total real estate	6,892,257	6,885,081
Accumulated depreciation	(2,341,446)	(2,284,793)
Net real estate	4,550,811	4,600,288
Cash and cash equivalents	77,867	67,320
Restricted cash	26,044	25,441
Note receivable from Aimco	534,127	534,127
Leased real estate assets	466,203	466,355
Goodwill	32,286	32,286
Other assets, net	601,198	568,051
Assets held for sale	14,320	146,492
Total assets	$6,302,856	$6,440,360

LIABILITIES AND EQUITY
Non-recourse property debt, net	$2,033,705	$2,294,739
Term loans, net	1,145,226	1,144,547
Revolving credit facility borrowings	177,000	304,000
Total indebtedness	3,355,931	3,743,286
Accrued liabilities and other	603,308	592,774
Liabilities related to assets held for sale	425	85,775
Total liabilities	3,959,664	4,421,835

Commitments and contingencies (Note 5)

Preferred noncontrolling interests in AIR Operating Partnership	79,354	79,370

Equity:
Perpetual preferred stock	2,000	2,129
Common Stock, $0.01 par value, 1,021,175,000 shares authorized at March 31, 2022 and December 31, 2021, and 157,082,823 and 156,998,367 shares issued/outstanding at March 31, 2022 and December 31, 2021, respectively	1,571	1,570
Additional paid-in capital	3,762,457	3,763,105
Accumulated other comprehensive loss	(783)	—
Distributions in excess of earnings	(1,648,077)	(1,953,779)
Total AIR equity	2,117,168	1,813,025
Noncontrolling interests in consolidated real estate partnerships	(70,157)	(70,883)
Common noncontrolling interests in AIR Operating Partnership	216,827	197,013
Total equity	2,263,838	1,939,155
Total liabilities, preferred noncontrolling interests in AIR Operating Partnership, and equity	$6,302,856	$6,440,360

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES
Rental and other property revenues	$179,261	$174,730
Other revenues	2,217	1,683
Total revenues	181,478	176,413

EXPENSES
Property operating expenses	63,236	64,617
Depreciation and amortization	84,549	75,280
General and administrative expenses	6,597	4,414
Other expenses, net	4,018	2,876
	158,400	147,187

Interest income	13,481	15,972
Interest expense	(22,107)	(36,025)
Loss on extinguishment of debt	(23,636)	(1,010)
Gain on derecognition of leased properties and dispositions of real estate	412,003	84,032
Loss from unconsolidated real estate partnerships	(2,014)	—
Income before income tax benefit (expense)	400,805	92,195
Income tax benefit (expense)	579	(3,080)
Net income	401,384	89,115

Noncontrolling interests:
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	564	235
Net income attributable to preferred noncontrolling interests in AIR Operating Partnership	(1,603)	(1,604)
Net income attributable to common noncontrolling interests in AIR Operating Partnership	(24,167)	(4,436)
Net income attributable to noncontrolling interests	(25,206)	(5,805)
Net income attributable to AIR	376,178	83,310
Net income attributable to AIR preferred stockholders	(42)	(50)
Net income attributable to participating securities	(255)	(64)
Net income attributable to AIR common stockholders	$375,881	$83,196

Net income attributable to AIR common stockholders per share – basic	$2.40	$0.56

Net income attributable to AIR common stockholders per share – diluted	$2.39	$0.56

Weighted-average common shares outstanding – basic	156,736	148,611
Weighted-average common shares outstanding – diluted	157,088	148,830

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$401,384	$89,115
Unrealized loss on derivative instruments	(783)	—
Reclassification of unrealized losses on available for sale debt securities	—	(2,071)
Comprehensive income	400,601	87,044
Comprehensive income attributable to noncontrolling interests	(25,206)	(5,673)
Comprehensive income attributable to AIR	$375,395	$81,371

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2022 and 2021

(In thousands, except share data)

(Unaudited)

	Perpetual Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total AIR Equity	Consolidated Real Estate Partnerships	AIR Operating Partnership	Total Equity
Balances at December 31, 2020	20	$2,000	148,861,036	$1,489	$3,432,121	$3,039	$(2,131,798)	$1,306,851	$(61,943)	$63,185	$1,308,093
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(3,223)	(3,223)
Amortization of share-based compensation cost	—	—	33,000	—	1,915	—	—	1,915	—	723	2,638
Effect of changes in ownership of consolidated entities	—	—	—	—	(2,590)	—	—	(2,590)	—	2,590	—
Change in accumulated other comprehensive income	—	—	—	—	—	(1,939)	—	(1,939)	—	(132)	(2,071)
Net income	—	—	—	—	—	—	83,310	83,310	(235)	4,436	87,511
Common Stock dividends	—	—	—	—	—	—	(63,858)	(63,858)	—	—	(63,858)
Preferred Stock dividends	—	—	—	—	—	—	(50)	(50)	—	—	(50)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,402)	(3,767)	(5,169)
Other, net	—	—	80,803	1	(752)	—	15	(736)	(1,039)	—	(1,775)
Balances at March 31, 2021	20	$2,000	148,974,839	$1,490	$3,430,694	$1,100	$(2,112,381)	$1,322,903	$(64,619)	$63,812	$1,322,096

Balances at December 31, 2021	145	$2,129	156,998,367	$1,570	$3,763,105	$—	$(1,953,779)	$1,813,025	$(70,883)	$197,013	$1,939,155
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(3,452)	(3,452)
Amortization of share-based compensation cost	—	—	—	—	1,890	—	—	1,890	—	860	2,750
Effect of changes in ownership of consolidated entities	—	—	—	—	(2,686)	—	—	(2,686)	—	2,686	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	4,325	—	4,325
Change in accumulated other comprehensive loss	—	—	—	—	—	(783)	—	(783)	—	—	(783)
Net income	—	—	—	—	—	—	376,178	376,178	(564)	24,167	399,781
Common Stock dividends	—	—	—	—	—	—	(70,428)	(70,428)	—	—	(70,428)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,147)	(4,447)	(7,594)
Other, net	(125)	(129)	84,456	1	148	—	(48)	(28)	112	—	84
Balances at March 31, 2022	20	$2,000	157,082,823	$1,571	$3,762,457	$(783)	$(1,648,077)	$2,117,168	$(70,157)	$216,827	$2,263,838

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$401,384	$89,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,549	75,280
Loss on extinguishment of debt	23,636	1,010
Gain on derecognition of leased properties and dispositions of real estate	(412,003)	(84,032)
Income tax (benefit) expense	(579)	3,080
Other, net	5,485	3,194
Net changes in operating assets and operating liabilities	(29,765)	(38,477)
Net cash provided by operating activities	72,707	49,170
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,302)	(39,075)
Proceeds from dispositions of real estate	559,093	—
Purchases of corporate assets	(2,988)	(784)
Other investing activities	(5,544)	(483)
Net cash provided by (used in) investing activities	513,259	(40,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on non-recourse property debt	(346,298)	(60,467)
Borrowings on revolving credit facility	159,000	244,200
Repayments of revolving credit facility	(286,000)	(115,250)
Payment of debt extinguishment costs	(22,723)	(519)
Payment of dividends to holders of Common Stock	(70,652)	(64,314)
Payment of dividends to holders of Preferred Stock	—	(50)
Payment of distributions to preferred noncontrolling interests	(1,619)	(1,604)
Payment of distributions to common noncontrolling interests	(7,631)	(5,231)
Redemptions of noncontrolling interests in the AIR Operating Partnership	(3,452)	(3,223)
Contribution from noncontrolling interests in consolidated real estate partnerships	4,325	—
Other financing activities	234	(104)
Net cash used in financing activities	(574,816)	(6,562)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	11,150	2,266
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	92,761	73,480
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$103,911	$75,746

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Buildings and improvements	$5,729,946	$5,720,267
Land	1,162,311	1,164,814
Total real estate	6,892,257	6,885,081
Accumulated depreciation	(2,341,446)	(2,284,793)
Net real estate	4,550,811	4,600,288
Cash and cash equivalents	77,867	67,320
Restricted cash	26,044	25,441
Note receivable from Aimco	534,127	534,127
Leased real estate assets	466,203	466,355
Goodwill	32,286	32,286
Other assets, net	601,198	568,051
Assets held for sale	14,320	146,492
Total assets	$6,302,856	$6,440,360

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt, net	$2,033,705	$2,294,739
Term loans, net	1,145,226	1,144,547
Revolving credit facility borrowings	177,000	304,000
Total indebtedness	3,355,931	3,743,286
Accrued liabilities and other	603,308	592,774
Liabilities related to assets held for sale	425	85,775
Total liabilities	3,959,664	4,421,835

Commitments and contingencies (Note 5)

Redeemable preferred units	79,354	79,370

Partners’ capital:
Preferred units	2,000	2,129
General Partner and Special Limited Partner	2,115,168	1,810,896
Limited Partners	216,827	197,013
Partners’ capital attributable to the AIR Operating Partnership	2,333,995	2,010,038
Noncontrolling interests in consolidated real estate partnerships	(70,157)	(70,883)
Total partners’ capital	2,263,838	1,939,155
Total liabilities, redeemable preferred units, and partners’ capital	$6,302,856	$6,440,360

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES
Rental and other property revenues	$179,261	$174,730
Other revenues	2,217	1,683
Total revenues	181,478	176,413

EXPENSES
Property operating expenses	63,236	64,617
Depreciation and amortization	84,549	75,280
General and administrative expenses	6,597	4,414
Other expenses, net	4,018	2,876
	158,400	147,187

Interest income	13,481	15,972
Interest expense	(22,107)	(36,025)
Loss on extinguishment of debt	(23,636)	(1,010)
Gain on derecognition of leased properties and dispositions of real estate	412,003	84,032
Loss from unconsolidated real estate partnerships	(2,014)	—
Income before income tax benefit (expense)	400,805	92,195
Income tax benefit (expense)	579	(3,080)
Net income	401,384	89,115
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	564	235
Net income attributable to the AIR Operating Partnership	401,948	89,350
Net income attributable to the AIR Operating Partnership’s preferred unitholders	(1,645)	(1,654)
Net income attributable to participating securities	(255)	(64)
Net income attributable to the AIR Operating Partnership’s common unitholders	$400,048	$87,632

Net income attributable to the AIR Operating Partnership common unitholders per unit – basic	$2.40	$0.56

Net income attributable to the AIR Operating Partnership common unitholders per unit – diluted	$2.39	$0.56

Weighted-average common units outstanding – basic	166,853	156,527
Weighted-average common units outstanding – diluted	167,205	156,746

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$401,384	$89,115
Unrealized loss on derivative instruments	(783)	—
Reclassification of unrealized losses on available for sale debt securities	—	(2,071)
Comprehensive income	400,601	87,044
Comprehensive loss attributable to noncontrolling interests	564	235
Comprehensive income attributable to the AIR Operating Partnership	$401,165	$87,279

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2022 and 2021

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2020	$2,000	$1,304,851	$63,185	$1,370,036	$(61,943)	$1,308,093
Redemption of common partnership units	—	—	(3,223)	(3,223)	—	(3,223)
Amortization of share-based compensation cost	—	1,915	723	2,638	—	2,638
Effect of changes in ownership of consolidated entities	—	(2,590)	2,590	—	—	—
Change in accumulated other comprehensive income	—	(1,939)	(132)	(2,071)	—	(2,071)
Net income	—	83,310	4,436	87,746	(235)	87,511
Distributions to common unitholders	—	(63,858)	(3,767)	(67,625)	—	(67,625)
Distributions to preferred unitholders	—	(50)	—	(50)	—	(50)
Distributions to noncontrolling interests	—	—	—	—	(1,402)	(1,402)
Other, net	—	(736)	—	(736)	(1,039)	(1,775)
Balances at March 31, 2021	$2,000	$1,320,903	$63,812	$1,386,715	$(64,619)	$1,322,096

Balances at December 31, 2021	$2,129	$1,810,896	$197,013	$2,010,038	$(70,883)	$1,939,155
Redemption of common partnership units	—	—	(3,452)	(3,452)	—	(3,452)
Amortization of share-based compensation cost	—	1,890	860	2,750	—	2,750
Effect of changes in ownership of consolidated entities	—	(2,686)	2,686	—	—	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	4,325	4,325
Change in accumulated other comprehensive loss	—	(783)	—	(783)	—	(783)
Net income	—	376,178	24,167	400,345	(564)	399,781
Distributions to common unitholders	—	(70,428)	—	(70,428)	—	(70,428)
Distributions to noncontrolling interests	—	—	(4,447)	(4,447)	(3,147)	(7,594)
Other, net	(129)	101	—	(28)	112	84
Balances at March 31, 2022	$2,000	$2,115,168	$216,827	$2,333,995	$(70,157)	$2,263,838

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$401,384	$89,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,549	75,280
Loss on extinguishment of debt	23,636	1,010
Gain on derecognition of leased properties and dispositions of real estate	(412,003)	(84,032)
Income tax (benefit) expense	(579)	3,080
Other, net	5,485	3,194
Net changes in operating assets and operating liabilities	(29,765)	(38,477)
Net cash provided by operating activities	72,707	49,170
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,302)	(39,075)
Proceeds from dispositions of real estate	559,093	—
Purchases of corporate assets	(2,988)	(784)
Other investing activities	(5,544)	(483)
Net cash provided by (used in) investing activities	513,259	(40,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on non-recourse property debt	(346,298)	(60,467)
Borrowings on revolving credit facility	159,000	244,200
Repayments of revolving credit facility	(286,000)	(115,250)
Payment of debt extinguishment costs	(22,723)	(519)
Payment of distributions to preferred units	(1,619)	(1,654)
Payment of distributions General Partner and Special Limited Partner	(70,652)	(64,314)
Payment of distributions to Limited Partners	(4,484)	(3,830)
Payment of distributions to noncontrolling interests	(3,147)	(1,401)
Redemption of common and preferred units	(3,452)	(3,223)
Contribution from noncontrolling interests in consolidated real estate partnerships	4,325	—
Other financing activities	234	(104)
Net cash used in financing activities	(574,816)	(6,562)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	11,150	2,266
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	92,761	73,480
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$103,911	$75,746

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member of a limited liability company. Interests in the AIR Operating Partnership that are held by limited partners other than AIR are reflected in AIR’s accompanying condensed consolidated balance sheets as noncontrolling interests in the AIR Operating Partnership. Interests in partnerships consolidated by the AIR Operating Partnership that are held by third parties are reflected in AIR’s and AIR Operating Partnership’s accompanying condensed consolidated balance sheets as noncontrolling interests in consolidated real estate partnerships.

Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership, and their consolidated subsidiaries, collectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The condensed consolidated balance sheets of AIR, the AIR Operating Partnership, and their consolidated subsidiaries as of December 31, 2021, have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021. Except where indicated, the footnotes refer to AIR, the AIR Operating Partnership and their consolidated subsidiaries, collectively.

Organization and Business

AIR is a self-administered and self-managed real estate investment trust (“REIT”). AIR owns, through its wholly-owned subsidiaries, all of the common equity, the general partner interest, and special limited partner interest in AIR Operating Partnership, a Delaware limited partnership originally formed on May 16, 1994. AIR Operating Partnership conducts all of the business of AIR, which is focused on the ownership of stabilized multi-family properties located in top markets including eight important geographic concentrations: Boston; Philadelphia; Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego.

We own and operate a portfolio of apartment communities, diversified by both geography and price point, in 11 states and the District of Columbia. As of March 31, 2022, our portfolio included 76 apartment communities with 25,078 apartment homes, in which we held an average ownership of approximately 88%. We also have four properties that we lease to third parties.

Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of March 31, 2022, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 170,224,531 common OP Units outstanding. As of March 31, 2022, AIR owned 157,082,823 of the common OP Units of the AIR Operating Partnership and AIR had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common

Stock. AIR’s ownership of the total common OP Units outstanding represents a 92.3% legal interest in the AIR Operating Partnership and a 93.9% economic interest.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate a variable interest entity (“VIE”), in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

Redeemable Preferred OP Units

As described in Note 6, our preferred OP Units may be redeemed at the holder’s option and are therefore presented within temporary equity in AIR’s condensed consolidated balance sheets and within temporary capital in the AIR Operating Partnership’s condensed consolidated balance sheets.

The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units (in thousands):

Balance at January 1, 2022	$79,370
Preferred distributions	(1,619)
Redemption of preferred units and other	—
Net income allocated to preferred units	1,603
Balance at March 31, 2022	$79,354

The AIR Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of March 31, 2022 and December 31, 2021, the AIR Operating Partnership had 2,935,035 and 2,935,662 redeemable preferred OP Units, respectively, issued and outstanding. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Note 3 — Significant Transactions

Apartment Community Dispositions

During the three months ended March 31, 2022, we sold eight apartment communities with 1,332 homes for a gain on disposition of $413.1 million.

During the three months ended March 31, 2021, we sold no apartment communities.

From time to time we may be marketing for sale certain communities that are inconsistent with our long-term investment strategy. At the end of each reporting period, we evaluate whether such communities meet the criteria to be classified as held for sale. As of March 31, 2022, we had three apartment communities with 559 apartment homes that were classified as held for sale. Subsequent to March 31, 2022, we completed the sale of these apartment communities for gross proceeds of $161 million.

Note 4 — Leases

Tenant Lessor Arrangements

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended March 31,
	2022	2021
Fixed lease income	$168,230	$163,968
Variable lease income	10,805	10,459
Total lease income	$179,035	$174,427

In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. Future minimum annual rental payments we are contractually obligated to receive under commercial leases, excluding such extension options, are as follows as of March 31, 2022 (in thousands):

2022 (remaining)	$8,116
2023	10,499
2024	10,011
2025	9,456
2026	8,379
Thereafter	39,255
Total	$85,716

Generally, our residential leases do not provide extension options and, as of March 31, 2022, have an average remaining term of 6.7 months.

Lessor Arrangements

As of March 31, 2022, the aggregate minimum lease payments owed to us under the sales-type leases is as follows:

2022 (remaining)	$18,955
2023	25,262
2024	25,262
2025	25,373
2026	25,966
Thereafter	704,287
Total lease receivable (1)	$825,105
Add: Unguaranteed residual value	131,580
Less: Discount	490,482
Total leased real estate assets	$466,203
(1)
As of March 31, 2022, this amount includes $244.7 million of guaranteed residual value and $580.4 million of remaining cash lease payments. The total future minimum lease payments assume that no early termination option is elected after the leased property is stabilized, which is currently expected between January 1, 2024 and January 1, 2025. The term of each of the leases ranges from 10 to 25 years.

During the three months ended March 31, 2022 and 2021, we recognized income of $6.5 million and $6.4 million, respectively, on an effective interest basis at a constant rate of return over the term of the applicable leases, which is reflected in interest income in our condensed consolidated statement of operations.

Note 5 — Commitments and Contingencies

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

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of March 31, 2022, are immaterial to our condensed consolidated financial statements.

Note 6 — Earnings and Dividends per Share and per Unit

AIR and the AIR Operating Partnership calculate basic earnings per common share and basic earnings per common unit, respectively, based on the weighted-average number of shares of Common Stock and common partnership units outstanding, respectively. We calculate diluted earnings per share and diluted earnings per unit taking into consideration dilutive common stock and common partnership unit equivalents and dilutive convertible securities outstanding during the period.

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

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit are as follows (in thousands, except per share and per unit data):

	Three Months Ended March 31, 2022
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net income attributable to AIR common stockholders	$375,881	156,736	$2.40
Diluted earnings per share:
Effect of dilutive securities	—	352	(0.01)
Net income attributable to AIR common stockholders	$375,881	157,088	$2.39

	Three Months Ended March 31, 2021
	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share:
Net income attributable to AIR common stockholders	$83,196	148,611	$0.56
Diluted earnings per share:
Effect of dilutive securities	—	219	—
Net income attributable to AIR common stockholders	$83,196	148,830	$0.56

	Three Months Ended March 31, 2022
	Net Income (Numerator)	Shares (Denominator)	Per Unit Amount
Basic earnings per unit:
Net income attributable to the AIR Operating Partnership's common unitholders	$400,048	166,853	$2.40
Diluted earnings per unit:
Effect of dilutive securities	—	352	(0.01)
Net income attributable to the AIR Operating Partnership's common unitholders	$400,048	167,205	$2.39

	Three Months Ended March 31, 2021
	Net Income (Numerator)	Shares (Denominator)	Per Unit Amount
Basic earnings per unit:
Net income attributable to the AIR Operating Partnership's common unitholders	$87,632	156,527	$0.56
Diluted earnings per unit:
Effect of dilutive securities	—	219	—
Net income attributable to the AIR Operating Partnership's common unitholders	$87,632	156,746	$0.56

The AIR Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option. The AIR Operating Partnership may redeem these units for cash, or at its option, shares of Common Stock. As of March 31, 2022, these preferred OP Units were potentially redeemable for approximately 1.5 million shares of Common Stock (based on the period end market price) or cash.

Dividends and distributions paid per share of Common Stock and per common unit were $0.45 and $0.43 as of March 31, 2022 and March 31, 2021, respectively.

Note 7 — Fair Value Measurements

Recurring Fair Value Measurements

During 2020, we paid an upfront premium of $12.1 million for the option to enter into an interest rate swap at a future date. In connection with the separation on December 15, 2020 (“Separation”), AIR assigned all of the risks and rewards of ownership related to this swap to Aimco, with an offsetting and equal asset or liability recognized for the amount of gain or loss.

Our interest rate option is measured at fair value on a recurring basis, which is presented in other assets, net, in our condensed consolidated balance sheets. Our interest rate option is classified within Level 2 of the GAAP fair value hierarchy and we estimate its fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. The fair value adjustment is included in earnings in other expense, net, in our condensed consolidated statements of operations. Changes in fair value are reflected as a non-cash adjustment to arrive at cash flows from operations, and the upfront premium is reflected in other financing in our condensed consolidated statements of cash flows.

The following table summarizes fair value for our interest rate option (in thousands):

	As of March 31, 2022				As of December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate option	$35,474	$—	$35,474	$—	$21,699	$—	$21,699	$—

Financial Assets and Liabilities Not Measured at Fair Value

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of March 31, 2022, and December 31, 2021, due to their relatively short-term nature and high probability of realization. The carrying amounts of the note receivable from Aimco, the term loans, and the revolving credit facility borrowings also approximated their estimated fair value as of March 31, 2022 and December 31, 2021. We estimate the fair value of our non-recourse property debt using an income and market approach, including comparison of the contractual terms to observable and unobservable inputs such as market interest rate risk spreads, contractual interest rates, remaining periods to maturity, collateral quality, and loan to value ratios on similarly encumbered apartment communities within our portfolio. We classify the fair value of our non-recourse property debt within Level 2 of the GAAP fair value hierarchy based on the significance of certain unobservable inputs used to estimate its fair value.

The following table summarizes carrying value and fair value of our non-recourse property debt, excluding debt issuance costs (in thousands):

	As of March 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$2,043,649	$1,953,994	$2,305,756	$2,367,713

Note 8 — Variable Interest Entities

Consolidated Entities

AIR consolidates the AIR Operating Partnership, a variable interest entity (“VIE”) of which AIR is the primary beneficiary. AIR, through the AIR Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Substantially all of the assets and liabilities of AIR are that of the AIR Operating Partnership.

The AIR Operating Partnership consolidates (i) five VIEs that own interests in one or more apartment communities and are typically structured to generate a return for their partners through the operation and ultimate sale of the communities and (ii) five VIEs related to lessor entities that own interests in properties leased to third parties. The assets and liabilities of the VIEs associated with the leased properties consist of our net investment in the leases. The AIR Operating Partnership is the primary beneficiary in the limited partnerships in which it is the sole decision maker and has a substantial economic interest. The table below summarizes apartment community information regarding VIEs consolidated by the AIR Operating Partnership:

	March 31, 2022	December 31, 2021
VIEs with interests in apartment communities	5	5
Apartment communities owned by VIEs	16	16
Apartment homes in communities owned by VIEs	5,369	5,369

Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs, excluding those of the AIR Operating Partnership, are summarized in the table below (in thousands):

	March 31, 2022	December 31, 2021
ASSETS:
Net real estate	$1,086,541	$1,096,039
Cash and cash equivalents	38,750	29,863
Restricted cash	1,977	2,380
Other assets, net	26,692	21,745
LIABILITIES:
Non-recourse property debt secured by AIR communities, net	$1,223,574	$1,227,345
Accrued liabilities and other	35,765	34,659

Unconsolidated Entities

During 2021, we formed a joint venture with an affiliate of Blackstone by selling an 80% interest in three multi-family properties with 1,748 units located in Virginia. Our 20% interest in the venture meets the definition of a VIE, however, we are not the primary beneficiary and do not consolidate these communities. As of March 31, 2022 and December 31, 2021, the carrying value of the investment of $24.0 million and $26.0 million, respectively, is included in other assets, net, in our condensed consolidated balance sheets. AIR's exposure to the obligations of the VIE is limited to the carrying value of the limited partnership interests and 20% of Blackstone's guarantor liabilities, which were $79 million as of March 31, 2022.

We have an interest in a partnership that owns Parkmerced Apartments, which meets the definition of a VIE. However, we are not the primary beneficiary and do not consolidate this partnership. As of March 31, 2022, and December 31, 2021, the investment balance of $346.0 million and $337.8 million, respectively, is included in other assets, net, in our condensed consolidated balance sheets. Subsequent to the Separation, all risks and rewards of ownership are Aimco’s, however, as legal transfer has not occurred, there is an equal and offsetting liability included in accrued liabilities and other in our condensed consolidated balance sheets. Accordingly, there is no net effect on AIR’s stockholders’ equity.

Note 9 — Business Segments

We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that: (i) are owned and managed by AIR, and (ii) had reached a stabilized level of operations. Our Other Real Estate segment includes the five properties that were acquired in 2021 and four communities that we expect to sell or lease to a third party, but do not yet meet the criteria to be classified as held for sale.

Our chief operating decision maker (“CODM”) uses proportionate property net operating income (“NOI”) to assess the operating performance of our communities. Proportionate property NOI reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements. In our condensed consolidated statements of operations, utility reimbursements are included in rental and other property revenues in accordance with GAAP.

As of March 31, 2022, our Same Store segment included 64 apartment communities with 22,020 apartment homes, our Other Real Estate segment included nine apartment communities with 2,499 apartment homes, and three apartment communities with 559 apartment homes were classified as held for sale.

The following tables present the total revenues, property operating expenses, proportionate property net operating income, and income before income tax benefit (expense) of our segments on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition of March 31, 2022 (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended March 31, 2022:
Total revenues	$138,108	$15,644	$19,781	$7,945	$181,478
Property operating expenses	37,234	6,334	10,381	9,287	63,236
Other operating expenses not allocated to segments (3)	—	—	—	95,164	95,164
Total operating expenses	37,234	6,334	10,381	104,451	158,400
Proportionate property net operating income	100,874	9,310	9,400	(96,506)	23,078
Other items included in income before income tax benefit (4)	—	—	—	377,727	377,727
Income before income tax benefit	$100,874	$9,310	$9,400	$281,221	$400,805

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended March 31, 2021:
Total revenues	$133,558	$1,914	$19,308	$21,633	$176,413
Property operating expenses	37,901	1,364	9,849	15,503	64,617
Other operating expenses not allocated to segments (3)	—	—	—	82,570	82,570
Total operating expenses	37,901	1,364	9,849	98,073	147,187
Proportionate property net operating income	95,657	550	9,459	(76,440)	29,226
Other items included in income before income tax expense (4)	—	—	—	62,969	62,969
Income before income tax expense	$95,657	$550	$9,459	$(13,471)	$92,195

(1)
Represents adjustments for third-party share of unconsolidated apartment communities and the noncontrolling interests in consolidated real estate partnerships’ share of the results of communities in our segments, which are included in the related consolidated amounts but excluded from proportionate property NOI for our segment evaluation. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues in our condensed consolidated statements of operations prepared in accordance with GAAP.
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
(4)
Includes gain on derecognition of leased properties and dispositions of real estate, interest income, including interest income related to the leased properties, interest expense, and loss on extinguishment of debt.

The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	March 31, 2022	December 31, 2021
Same Store	$3,974,518	$3,962,175
Other Real Estate	753,452	799,012
Corporate and other assets (1)	1,574,886	1,679,173
Total consolidated assets	$6,302,856	$6,440,360
(1)
Includes the assets not allocated to our segments including: (i) corporate assets; (ii) our note receivable from Aimco; (iii) our mezzanine loan investment; and (iv) assets of leased apartment communities, sold, or classified as held for sale as of March 31, 2022.

For the three months ended March 31, 2022 and 2021, capital additions related to our segments were as follows (in thousands):

	2022	2021
Same Store	$29,817	$19,417
Other Real Estate	7,286	251
Total capital additions	$37,103	$19,668

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. This Quarterly Report on Form 10-Q contains information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding: the ongoing relationship between AIR and Aimco following the Separation; the payment of dividends and distributions in the future; the impact of the COVID-19 pandemic, including our ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding consumer demand, growth in revenue and strength of other performance metrics and models; the effect of acquisitions and dispositions; expectations regarding acquisitions as well as sales and joint ventures and the use of proceeds thereof; the availability and cost of corporate debt; our ability to comply with debt covenants; risks related to the provision of property management services to Aimco and our ability to collect property management related fees; and risks related to the inability to fully collect the note receivable due from Aimco.

These forward-looking statements are based on management’s current expectations, estimates and assumptions and subject to risks and uncertainties, that could cause actual results to differ materially from such forward-looking statements, including, but not limited to: the effects of the COVID-19 pandemic on AIR’s business and on the global and U.S. economies generally, and the ongoing, dynamic and uncertain nature and duration of the pandemic, all of which heightens the impact of the other risks and factors described herein; real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including inflation, the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply, which may be impacted by global supply chain disruptions; the timing and effects of acquisitions and dispositions; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; loss of key personnel; AIR’s ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including interest rate changes and the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by AIR; our relationship with Aimco after the Separation; the ability and willingness of the parties to the Separation to meet and/or perform their obligations under the related contractual arrangements and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; and the ability to achieve the expected benefits from the Separation. Other risks and uncertainties are described in this Quarterly Report on Form 10-Q, as well as “Risk Factors” in Item 1A of AIR’s and AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021, and subsequent filings with the SEC.

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

Executive Overview

We created AIR to be the most efficient and effective way to invest in U.S. multi-family real estate, due to our simplified business model, diversified portfolio of stabilized apartment communities, and low leverage. The Board of Directors has set the following strategic objectives:

•
Pursue a simple, efficient, and predictable business model.
•
Maintain a high quality and diversified portfolio of stabilized multi-family properties.
•
Continuously improve our best in class property operations platform to generate above-market organic growth.
•
Maintain an efficient cost structure with general and administrative expenses less than or equal to 15 basis points of gross asset value.
•
Maintain a flexible, low levered balance sheet so that AIR is positioned to access the public bond market when doing so makes sense.
•
Enhance portfolio quality through a disciplined approach to capital allocation; targeting accretive opportunities on a leverage neutral basis.
•
Develop private capital partnerships as an alternative source of equity capital for accretive growth.
•
Continued our commitment to corporate responsibility with transparent and measurable goals.

We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point. As of March 31, 2022, our portfolio included 76 apartment communities with 25,078 apartment homes in which we held an average ownership of approximately 88%.

Our business is organized around four areas of strategic focus: operational excellence; portfolio management; balance sheet; and team and culture. The results from the execution of our business plan are further described in the sections that follow.

Operational Excellence

Same Store highlights for the first quarter include:

•
Revenue increased by 9.2% and NOI increased by 11.7%, respectively, compared to the first quarter of 2021;
•
NOI margins were 72.8%, up 162 basis points from the first quarter of 2021. NOI margins benefited from year-over-year rental rate growth of 5% and a 270 basis point increase in average daily occupancy to 98.1%;
•
For leases becoming effective during the quarter, renewal rents increased by 11.8% and signed new lease rents increased by 16.1%, for a weighted-average increase of 14.2%; and
•
Recognition of 98.8% of all residential revenue billed during the quarter, with the balance of 1.2% treated as bad debt.

Same Store Markets

AIR enjoyed stronger than typical consumer demand across all markets in the first quarter. Signed new lease rates were up 17.8% from the prior lease, with renewals up 11.3%, resulting in a weighted-average increase of 14.1%. Occupancy was high throughout the quarter, averaging 98.1%. With limited availability, demand remained strong with volume above 2020's pre-COVID levels.

Consistent with our expectations, average daily occupancy declined sequentially in March and April as we began to experience higher frictional vacancy associated with the increased turnover of peak leasing season.

2021 Acquisition Performance

In sourcing acquisitions, AIR seeks to identify properties that will benefit from AIR’s operating acumen, or the “AIR Edge.” These acquisitions are typically expected to deliver unlevered internal rates of return ("IRR") of 200 basis points or more than AIR’s stabilized Same Store portfolio. In today’s market, we target IRRs greater than 8%. In a typical acquisition, the acquired property will experience NOI growth at market rates for 6 to 12 months, as the property is integrated onto AIR’s platform with AIR customer selection, satisfaction, and retention, cost control, capital enhancements, and good neighbor policies. During the following two to four years, NOI growth is expected to exceed the market growth rate by two or three times.

AIR acquired five properties in 2021, at a cost of approximately $730 million, with an expected first year yield of 4.3% and a long-term unlevered IRR of approximately 9%. During the quarter, ADO increased by 40 basis points related to these properties, and we signed 275 new and renewal leases at rates 23% above expiring leases.

Based on performance to date, we now expect the first year yield to be 4.5%, 20 basis points above underwriting.

Portfolio Management

Our portfolio of apartment communities is diversified across primarily “A” and “B” price points, averaging “B/B+” in quality, and is also diversified across several of the largest markets in the United States. During the first quarter of 2022, we exited the Chicago market and reduced our exposure to California.

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

As part of our portfolio strategy, we seek to sell communities with lower expected free cash flow ("FCF") internal rates of return and reinvest the proceeds from such sales in accretive uses such as capital enhancements, share repurchases, and selective acquisitions of stabilized communities with projected FCF internal rates of return higher than expected from the communities being sold. When the cost of capital is favorable, we will look to grow through the acquisition of stabilized apartment communities that we believe we can operate better than their previous owners. Through this disciplined approach to capital allocation, we expect to increase the quality and expected growth rate of our portfolio.

Transactions

Acquisitions

We did not acquire any apartment communities in the first quarter. During the balance of the year we anticipate acquiring approximately $500 million of properties, where the "AIR Edge" is expected to provide IRRs above 8%, and 200 basis points above our cost of capital.

Dispositions

During the three months ended March 31, 2022, we sold eight apartment communities located in Chicago and various cities in California, with 1,332 apartment homes, for gross proceeds of $578 million at a NOI cap rate of 4.5%. Net sales proceeds, after transaction costs and repayment of debt at the sold properties, from these transactions were $460 million. The NOI cap rate reflects AIR’s low property tax basis in the seven California properties sold. Adjusting for market rate real estate taxes, the NOI cap rate is 3.7%.

Subsequent to quarter end, we sold an additional three apartment communities located in California for gross proceeds of $161 million. Net proceeds, after transaction costs, were $159 million. Our NOI cap rate of 4.8% reflects AIR’s low property tax basis in these properties. Adjusting for market rate real estate taxes, the NOI cap rate is 3.9%.

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

As of March 31, 2022, AIR had $1.5 billion of floating rate debt. Of this amount:

•
$534 million is expected to be repaid with proceeds from the Aimco note;
•
$159 million is expected to be repaid with proceeds from April property sales;
•
$400 million is expected to be repaid from the proceeds of a second quarter private placement of a ten year debenture. To protect against future increases in interest rates, we entered into a $400 million treasury hedge, locking the interest rate on the ten year treasury at 2.39%. The all-in cost of the private placement is estimated to be approximately 4.10%; and
•
$400 million was hedged in April by the placement of floating to fixed rate swaps at an all-in cost of 3.99% and a weighted-average duration of 4.5 years.

AIR’s leverage, pro forma the above actions is (in thousands):

	March 31, 2022	Pro forma Adjustments		Pro forma March 31, 2022
Fixed rate loans payable	$1,481,336	$—		$1,481,336
Floating rate loans payable, to be hedged	167,500	(167,500)		—
Floating rate loans payable, hedged	—	167,500		167,500
Non-recourse property debt	1,648,836	—		1,648,836

Term loan to be repaid with proceeds from Aimco note	350,000	(350,000)		—
Term loan to be repaid with proceeds from new fixed rate bond offering	400,000	(400,000)		—
Term loan to be hedged/repaid	400,000	(400,000)		—
Floating rate term loans	1,150,000	(1,150,000)		—

Floating revolving credit facility borrowings	177,000	(177,000)	(1)	—
Term loans now hedged	—	232,500		232,500
New fixed rate bond offering	—	400,000		400,000
Preferred equity	81,354	—		81,354
Total Leverage	3,057,190	(694,500)		2,362,690

Cash and restricted cash	(88,860)	(22,000)	(1)	(110,860)

Leverage, net of cash and restricted cash	$2,968,330	$(716,500)		$2,251,830

Floating rate leverage %, net of cash	47%			—%
Fixed rate leverage %, net of cash	53%			100%
Total	100%			100%

Weighted average maturity	6.3 years			8.2 years
Weighted average interest rate	2.7%			3.5%
Gross Leverage to Adjusted EBITDAre	6.5x			5.4x
Net Leverage to Adjusted EBITDAre	5.7x			5.4x
(1)
Amount represents the application of the net proceeds from April property sales, Aimco note proceeds and related prepayment penalty in excess of the term loan repayments.

The result is a stronger and more flexible balance sheet with limited repricing risk and a better maturity profile.

Since AIR's separation from Aimco, and pro forma for the above, AIR has:

•
Reduced gross leverage by $1.5 billion.
•
Brought gross and net leverage to parity and reduced Leverage to EBITDAre to 5.4x.
•
Increased the pool of unencumbered properties to $7.9 billion, up $5.1 billion, or 180%, from $2.8 billion 15 months ago.
•
Reduced refunding and repricing risk through balanced ladders for debt maturity and repricing. Only $146 million, or 6%, of our pro forma debt reprices through the end of 2024.
•
Limited exposure to floating interest rates. AIR has taken steps to reduce floating rate exposure. Should we incur floating rate debt in the future, we plan to limit it to less than 60% of annual revenues. We believe increases in interest rates and rental rates are correlated and therefore rents provide a natural hedge against rising interest rates. Today, that limit would approximate $380 million; representing 14% of total debt and less than 3% of gross asset value.

Please see the Liquidity and Capital Resources section for additional information regarding our leverage and the Leverage Ratios subsection of the Non-GAAP Measures section for further information about the calculation of our leverage ratios.

Liquidity

We use our revolving credit facility for working capital, other short-term purposes, and to secure letters of credit. As of March 31, 2022, our share of cash and restricted cash, excluding amounts related to tenant security deposits, was $88.9 million and we had the capacity to borrow up to $411.6 million under our revolving credit facility, bringing total liquidity to $500.5 million. We increased liquidity by $400 million through the exercise of the accordion feature on our revolving credit facility. After consideration of April property sales and the exercise of the accordion, our liquidity is more than $1.0 billion.

We manage our financial flexibility by maintaining an investment grade rating and holding communities that are unencumbered by property debt. AIR credit has been rated BBB by Standard & Poor’s.

We anticipate seeking an investment grade credit rating from Moody’s. In assigning ratings, Moody’s places significant emphasis on the amount of non-recourse property debt as percentage of the undepreciated book value of a company’s assets. We have lowered the amount of non-recourse property debt by $1.5 billion since December 31, 2020. At March 31, 2022 AIR share of non-recourse property debt represented 19% of undepreciated book value.

Dividend

On April 26, 2022, our Board of Directors declared a quarterly cash dividend of $0.45 per share of AIR Common Stock. This amount is payable on May 31, 2022, to stockholders of record on May 20, 2022.

In setting AIR's 2022 dividend, our Board of Directors targets a dividend level of approximately 75% of full year FFO per share.

We expect that the after-tax dividend will benefit from AIR's refreshed tax basis. Two-thirds of the 2021 dividend was considered return of capital while the remaining one-third was treated as capital gains.

The Board of Directors recently authorized both a common stock repurchase program of up to $500 million and an at-the-market offering program of up to $500 million. To date, neither has been used.

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

Corporate responsibility is a longstanding priority and a key part of our culture. We strive for transparency, and continuous improvement, as measured by GRESB. We are aligned with the UN Sustainable Development Goals. We have established targets for energy, water, and greenhouse gas reductions, embarked on environmental certifications for our properties, and are implementing resilience strategies including physical and climate risk assessments of the portfolio.

Our focus on our team and our culture is recognized externally, as well. AIR was recognized for our gender-balanced board by the Women’s Leadership Foundation in Colorado and is in the top 15% of public companies in Colorado to achieve this milestone.

We are continuing our longstanding commitment to offer the AIR Gives Opportunity Scholarship to students living in affordable housing across the country in partnership with the National Leased Housing Association.

AIR has been recognized nationally as a “National Top Workplace Winner.” In addition to that national recognition, AIR has previously been recognized as a top workplace in Colorado, the Washington, D.C. area, and the San Francisco Bay area. Specifically in 2021, out of hundreds of participating companies, AIR was one of only six recognized by the Denver Post as a "Top Workplace" in Colorado for each of the past nine years. Also in 2021, AIR was recognized by the Washington Post as a "Top Workplace" in the Washington, D.C. area. AIR was recognized by the Denver Business Journal as one of the Denver Area's Healthiest Employers in 2022 for the third consecutive year.

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

Financial Highlights

Net income attributable to common stockholders per common share, on a dilutive basis, increased $1.83 for the three months ended March 31, 2022 compared to 2021, due primarily to an increase in gain on dispositions of real estate.

Pro forma FFO per share was $0.57 for the three months ended March 31, 2022 compared to $0.50 for the three months ended March 31, 2021, due primarily to an outperformance in Same Store operations, the contribution from properties acquired in 2021, and lower interest expense.

Results of Operations for the Three Months Ended March 31, 2022, Compared to 2021

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

As of March 31, 2022, our Same Store segment included 64 apartment communities with 22,020 apartment homes and our Other Real Estate segment included nine apartment communities with 2,499 apartment homes.

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

We use proportionate property NOI to assess the operating performance of our communities. Proportionate property NOI reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements. In our condensed consolidated statements of operations, utility reimbursements are included in rental and other property revenues in accordance with GAAP.

We do not include offsite costs associated with property management, casualty gains or losses, or the results of apartment communities sold or held for sale in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.

Please see Note 9 to the condensed consolidated financial statements in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

	Three Months Ended March 31,		Historical Change		Change Attributable to Changes in Ownership		Change Excluding Changes in Ownership
(in thousands)	2022	2021	$	%	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$138,108	$133,558	$4,550	3.4%	$(7,119)	(5.8%)	$11,669	9.2%
Other Real Estate	15,644	1,914	13,730	nm	—	—%	13,730	nm
Total	153,752	135,472	18,280	13.5%	(7,119)	(5.8%)	25,399	19.3%
Property operating expenses, net of utility reimbursements:
Same Store	37,234	37,901	(667)	(1.8%)	(1,783)	(4.9%)	1,116	3.1%
Other Real Estate	6,334	1,364	4,970	nm	—	—%	4,970	nm
Total	43,568	39,265	4,303	11.0%	(1,783)	(4.9%)	6,086	15.9%
Proportionate property net operating income:
Same Store	100,874	95,657	5,217	5.5%	(5,336)	(6.2%)	10,553	11.7%
Other Real Estate	9,310	550	8,760	nm	—	—%	8,760	nm
Total	$110,184	$96,207	$13,977	14.5%	$(5,336)	(6.2%)	$19,313	20.7%

For the three months ended March 31, 2022, compared to 2021, excluding changes attributable to changes in ownership, our Same Store proportionate property NOI increased by $10.6 million, or 11.7%. This increase was attributable primarily to a $11.7 million, or 9.2%, increase in rental and other property revenues due to a 500 basis point increase in residential rental rates, a 270 basis point increase in ADO to 98.1%, and a 60 basis point decrease in bad debt.

The increase in proportionate property NOI was partially offset by an increase of $1.1 million, or 3.1%, in Same Store property operating expenses, due primarily to increases in controllable operating expenses of $0.5 million, or 2.8%, and an increase of $0.6 million in net utilities expense, real estate taxes, and insurance.

Other Real Estate proportionate property NOI for the three months ended March 31, 2022, compared to 2021, increased by $8.8 million, due primarily to the June acquisition of City Center on 7th and October 2021 acquisition of four properties located in the Washington, D.C. area.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, and the results of apartment communities sold or held for sale, which we do not allocate to our segments for purposes of evaluating segment performance.

For the three months ended March 31, 2022, compared to 2021, non-segment real estate operations decreased by $7.5 million, due primarily to:

•
$9.9 million of lower NOI attributable to sold properties; offset by
•
$1.6 million of lower property management expenses, net; and
•
$0.8 million of lower casualty losses.

Depreciation and Amortization

For the three months ended March 31, 2022, compared to 2021, depreciation and amortization expense increased $9.3 million, or 12.3%, due primarily to apartment homes acquired in the second and fourth quarters of 2021, partially offset by decreases associated with apartment communities sold.

General and Administrative Expenses

For the three months ended March 31, 2022, compared to 2021, general and administrative (“G&A”) expenses increased by $2.2 million, or 49.5%, due primarily to the allocation of property management costs greater than 3% of revenues, a policy adopted in 2022 and higher insurance expenses.

Other Expenses, Net

Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, and certain non-recurring items.

For the three months ended March 31, 2022, compared to 2021, other expenses, net, increased $1.1 million, or 39.7%, due primarily to higher legal expenses.

Interest Income

For the three months ended March 31, 2022, compared to 2021, interest income decreased by $2.5 million, or 15.6%, due primarily to interest income included in 2021 associated with our previous investment in a securitization trust. Interest income for each of the three months ended March 31, 2022 and 2021 includes $6.9 million of income associated with our note receivable from Aimco, and $6.5 million and $6.4 million, respectively, of rental payments, which GAAP characterizes as interest income associated with properties leased.

Interest Expense

For the three months ended March 31, 2022, compared to 2021, interest expense decreased by $13.9 million, or 38.6%, primarily due to debt payoff activity and lower interest expense on debt following refinancing activity.

Through March 31, 2022, we repaid $339.0 million of property debt and reduced borrowings on our revolving credit facility by $127 million.

Loss on Extinguishment of Debt

For the three months ended March 31, 2022, compared to 2021, loss on extinguishment of debt increased by $22.6 million, primarily due to $23.6 million of prepayment penalties from the early payment of property debt in the first quarter to achieve our deleveraging targets, compared to $1.0 million in the first quarter of 2021.

Gain on Derecognition of Leased Properties and Dispositions of Real Estate

During the three months ended March 31, 2022, we recognized $412.0 million of gain on dispositions of real estate.

Apartment communities sold during the three months ended March 31, 2022 are summarized below (dollars in millions):

2022
Number of apartment communities sold	8
Gross proceeds	$578.0
Net proceeds (1)	$460.2
(1)
Net proceeds are after repayment of $99.4 million of property debt, net working capital settlements, payment of transaction costs, and debt prepayment penalties, if applicable.

During the three months ended March 31, 2021, we recognized an $83.7 million gain associated with the derecognition of assets leased. There were no apartment communities sold during the three months ended March 31, 2021.

Income Tax Benefit (Expense)

Certain of our operations, including property management, are conducted through taxable REIT subsidiaries (“TRS entities”).

Our income tax benefit (expense) calculated in accordance with GAAP includes income taxes associated with the income or loss of our TRS entities for which the tax consequences have been realized or will be realized in future periods. Income taxes related to these items, as well as changes in valuation allowance, are included in income tax benefit (expense) in our condensed consolidated statements of operations.

For the three months ended March 31, 2022, compared to 2021, we recognized income tax benefit of $0.6 million, compared to an income tax provision of $3.1 million during the same period in 2021.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the critical accounting policies that involve our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements relate to capitalized costs and the impairment of long-lived assets.

Our critical accounting policies are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021. There have been no other significant changes in our critical accounting policies from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.

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

In addition to NAREIT FFO, we use Pro forma FFO to measure short-term performance. Pro forma FFO represents NAREIT FFO as defined above, excluding certain amounts that are unique or occur infrequently.

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

NAREIT FFO and Pro forma FFO are calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net income attributable to AIR common stockholders	$375,881	$83,196
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	81,457	69,495
Gain on derecognition of leased properties and dispositions of real estate	(412,003)	(84,032)
Income tax adjustments related to gain on dispositions and other tax-related items	—	1,800
Common noncontrolling interests in AIR OP’s share of above adjustments	20,041	644
Amounts allocable to participating securities	208	7
NAREIT FFO attributable to AIR common stockholders	$65,584	$71,110
Adjustments:
Loss on extinguishment of debt (1)	23,636	1,010
Separation and transition related costs (2)	869	2,165
Non-cash straight-line rent (3)	642	669
Incremental cash received from leased properties (4)	153	162
Casualty losses and other (5)	203	—
Common noncontrolling interests in AIR OP’s share of above adjustments	(1,565)	(215)
Amounts allocable to participating securities	(13)	(2)
Pro forma FFO	$89,509	$74,899

Weighted-average common shares outstanding – basic	156,736	148,611
Dilutive common share equivalents	352	219
Pro forma shares and dilutive share equivalents used to calculate Pro forma FFO per share	157,088	148,830

Net income attributable to AIR per common share – diluted	$2.39	$0.56
NAREIT FFO per share – diluted	$0.42	$0.48
Pro forma FFO per share – diluted	$0.57	$0.50
(1)
We incurred $24 million and $1 million of debt extinguishment costs from the prepayment of debt in 2022 and 2021, respectively. In 2022, approximately 50% of the prepayment penalty reflects the mark-to-market on the debt and accelerates future interest expense. The remaining 50% is an investment in increased financial flexibility. We excluded these costs from Pro forma FFO because we believe they are not representative of future cash flows.
(2)
During 2022, we incurred consulting, placement, legal, and other transition related costs as we fully implement AIR’s business model, including projects intended to increase efficiency and reduce costs in future periods. During 2021, we incurred tax, legal and other costs in connection with the separation. We excluded these costs from Pro forma FFO because we believe they are not representative of ongoing operating performance.
(3)
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
(4)
We have certain properties leased. Due to the terms of these leases, cash received in 2022 and 2021 exceeded GAAP income. We include the cash lease income in Pro forma FFO.
(5)
In the third quarter of 2021, we incurred casualty losses due to Hurricane Ida-induced flooding in downtown Philadelphia causing damage to our Park Towne Place apartment community, and continued to incur incremental costs related to its cleanup in 2022. We excluded these costs from Pro forma FFO because of the unusual nature of the weather event.

Please see the Results of Operations section for discussion of the factors affecting our Pro forma FFO for 2022.

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

Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and includes our share of the long-term, non-recourse property debt, outstanding borrowings under our revolving credit facility, and our term loans. Proportionate Debt excludes unamortized debt issuance costs because these amounts represent cash expended in earlier periods and do not reduce our contractual obligations. We reduce our recorded debt by the amounts of cash and restricted cash on-hand (which are primarily restricted under the terms of our property debt agreements), excluding tenant security deposits included in restricted cash, assuming the remaining amounts of cash and restricted cash would be used to reduce our outstanding leverage. We further reduce our recorded debt by our note receivable from Aimco, the proceeds from which we expect will be used to pay down property debt.

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

The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios, is as follows (in thousands):

March 31, 2022
Total indebtedness	$3,355,931
Adjustments:
Debt issuance costs related to non-recourse property debt and term loans	14,718
Proportionate share adjustments related to debt obligations	(394,818)
Cash and restricted cash	(103,911)
Tenant security deposits included in restricted cash	11,008
Proportionate share adjustments related to cash and restricted cash	4,048
Note receivable from Aimco	(534,127)
Proportionate Debt	$2,352,849
Perpetual preferred stock	2,000
Preferred noncontrolling interests in AIR Operating Partnership	79,354
Net Leverage	$2,434,203
Leverage reduction funded by April 2022 property sales	(158,585)
Net Leverage, Pro forma for April 2022 sales	$2,275,618

We calculated Adjusted EBITDAre used in our leverage ratios based on annualized current quarter amounts. EBITDAre and Adjusted EBITDAre are non-GAAP measures, which we believe are useful to investors, creditors, and rating agencies as a supplemental measure of our ability to incur and service debt because they are recognized measures of performance by the real estate industry and facilitate comparison of credit strength between AIR and other companies. EBITDAre and Adjusted EBITDAre should not be considered alternatives to net income as determined in accordance with GAAP as indicators of liquidity. There can be no assurance that our method of calculating EBITDAre and Adjusted EBITDAre is comparable with that of other real estate investment trusts. NAREIT defines EBITDAre as net income computed in accordance with GAAP, before interest expense, income taxes, depreciation and amortization expense, which we have further adjusted for:

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
•
the income recognized related to our note receivable from Aimco is excluded, as their proceeds are expected to be used to repay current amounts outstanding;

•
the amount by which GAAP rent expense exceeds cash rents for a long-term ground lease for which expense exceeds cash payments until 2076 is excluded. The excess of GAAP rent expense over the cash payments for this lease does not reflect a current obligation that affects our ability to service debt; and
•
the amount by which cash received exceeds GAAP lease income for the leased properties is included.

The reconciliation of net income to EBITDAre and Adjusted EBITDAre, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended
March 31, 2022
Net income	$401,384
Adjustments:
Interest expense	22,107
Loss on extinguishment of debt	23,636
Income tax benefit	(579)
Depreciation and amortization	84,549
Gain on derecognition of leased properties and dispositions of real estate	(412,003)
EBITDAre	$119,094
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	564
EBITDAre adjustments attributable to noncontrolling interests and unconsolidated real estate partnerships	(5,926)
Interest income on note receivable from Aimco (1)	(6,944)
Pro forma FFO adjustments, net (2)	342
Adjusted EBITDAre	$107,130
Annualized Adjusted EBITDAre	$428,520
April 2022 property sales, annualized	(7,955)
Pro forma Adjusted Annualized EBITDAre	$420,565
(1)
Adjusted EBITDAre would be approximately $114 million on a gross basis including the interest income on the note receivable from Aimco. Our calculation of Net Leverage to EBITDAre, including the related interest income, was 6.5x as of March 31, 2022.
(2)
Pro forma adjustments, net, includes pro forma adjustments to NAREIT FFO under the heading NAREIT Funds From Operations and Pro forma Funds From Operations, excluding items that are not included in EBITDAre such as prepayment penalties, net, and amounts attributable to noncontrolling interest share, and a $1.8 million adjustment to reflect the disposition of eight apartment communities during the period as if the transactions closed on January 1, 2022.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flows from operations. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt, borrowings under new property debt, borrowings under our credit facilities, proceeds from our note receivable from Aimco, and proceeds from equity offerings.

As of March 31, 2022, our available liquidity was $500.5 million, which consisted of:

•
$74.0 million in cash and cash equivalents;
•
$14.9 million of restricted cash, excluding amounts related to tenant security deposits, which consists primarily of escrows held by lenders for capital additions, property taxes, and insurance; and
•
$411.6 million of available capacity to borrow under our revolving credit facility after consideration of letters of credit.

Additional liquidity may also be provided through property debt financing at properties unencumbered by debt and proceeds from our note receivable from Aimco.

Uses for liquidity include normal operating activities, payments of principal and interest on outstanding property debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners, and acquisitions of apartment communities. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to meet our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and refinancings. We may use our revolving credit facility for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, including apartment community acquisitions, primarily through secured and unsecured borrowings, the issuance of equity securities (including OP Units), the sale of apartment communities, and cash generated from operations. Additionally, we expect to meet our liquidity requirements associated with our debt maturities.

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021.

Leverage and Capital Resources

The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels and financing is readily available. However, in recent months, we have seen interest rates begin to increase. Any adverse changes in the lending environment could negatively affect our liquidity. We believe we have mitigated much of this exposure by reducing our short and intermediate-term maturity risk through refinancing such loans with long-dated debt. However, if financing options become unavailable for our future debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending, or proceeds from apartment community dispositions.

The combination of non-recourse property-level debt, borrowings under our revolving credit facility, our term loans, our preferred OP Units, and our redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage was 6.3 years as of March 31, 2022 with a weighted-average interest rate of 2.7%.

Under our revolving credit facility, we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. The financial covenants we are required to maintain include a Maximum Leverage ratio of no greater than 0.60 to 1.00; a Fixed Charge Coverage Ratio of greater than 1.5x, a Maximum Secured Indebtedness to Total Assets ratio of no greater than 0.45 to 1.00 through March 31, 2023, and 0.40 to 1.00 thereafter, and a Maximum Unsecured Leverage ratio no greater than 0.60 to 1.00. We were in compliance with these covenants as of March 31, 2022 and expect to remain in compliance during the next 12 months.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.

Operating Activities

For the three months ended March 31, 2022, net cash provided by operating activities was $72.7 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, and operating expenses related to our portfolio of apartment communities. Cash provided by operating activities for the three months ended March 31, 2022, increased by $23.5 million compared to the same period in 2021. The increase was due primarily to higher contribution from our apartment communities.

Investing Activities

For the three months ended March 31, 2022, our net cash provided by investing activities of $513.3 million consisted primarily of proceeds from dispositions of real estate, offset partially by capital expenditures.

Capital additions totaled $37.1 million and $19.7 million during the three months ended March 31, 2022 and 2021, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

We categorize capital spending for communities in our portfolio broadly into five primary categories:

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

•
initial capital expenditures, which represent capital additions contemplated in the underwriting at our recently acquired communities. These amounts are considered in the underwriting of the acquisition and are therefore included with the purchase price when determining expected returns; and
•
other additions, which may include capital expenditures incurred in connection with the restoration of an apartment community after a casualty event and other capitalizable costs. During the first quarter, we incurred $7.5 million of costs associated with restoring our Park Towne Place property after a 2021 casualty event.

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

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows, are presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Capital replacements	$5,552	$7,449
Capital improvements	1,817	1,393
Capital enhancements	14,102	9,097
Initial capital expenditures	5,660	1,121
Other capital expenditures	9,972	608
Total capital additions	$37,103	$19,668
Plus: additions related to apartment communities sold and held for sale	58	3,504
Consolidated capital additions	$37,161	$23,172
Plus: net change in accrued capital spending	141	15,903
Total capital expenditures per condensed consolidated statements of cash flows	$37,302	$39,075

For the three months ended March 31, 2022 and 2021, we capitalized $0.3 million and $0.7 million of interest costs, respectively, and $3.7 million and $4.1 million of other direct and indirect costs, respectively.

Other capital expenditures increased by $9.4 million for the three months ended March 31, 2022, compared to 2021, due primarily to amounts capitalized related to the casualty event at our Park Towne Place apartment community related to Hurricane Ida.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 increased by $568.3 million compared to the same period in 2021. The increase was due primarily to higher principal repayments on non-recourse debt and net repayments on our credit facility.

Future Capital Needs

We expect to fund any future acquisitions, debt maturities, and other capital spending principally with proceeds from apartment community sales (including the formation of joint ventures), secured and unsecured borrowings, the issuance of equity securities (including OP Units), and operating cash flows. We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for 2022 and beyond.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, on a consolidated basis, we had approximately $1.2 billion of outstanding borrowings on our term loans, $88.5 million of variable-rate property-level debt outstanding, and $177.0 million of variable-rate borrowings under our revolving credit facility. We estimate that an increase in 30-day LIBOR of 100 basis points with constant credit risk spreads would increase interest expense by $14.2 million on an annual basis. We estimate that a decrease in 30-day LIBOR of 100 basis points with constant credit risk spreads would reduce interest expense by, a lesser amount, $6.3 million on an annual basis, due to the existence of LIBOR floors in certain of our floating rate debt agreements.

As of March 31, 2022, we had $103.9 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.

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

Changes in Internal Control Over Financial Reporting

There has been no change in AIR’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, AIR’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes from the risk factors in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

AIR

Unregistered Sales of Equity Securities

From time to time, we may issue shares of Common Stock in exchange for OP Units, defined under The AIR Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. We may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended March 31, 2022, we did not issue any shares of Common Stock in exchange for OP Units or limited partnership interests in consolidated real estate partnerships.

The AIR Operating Partnership

Unregistered Sales of Equity Securities

The AIR Operating Partnership did not issue any unregistered OP Units during the three months ended March 31, 2022.

Repurchases of Equity Securities

The AIR Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than AIR have the right to redeem their common OP Units for cash or, at our election, shares of AIR Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended March 31, 2022, no common OP Units were redeemed in exchange for Common Stock.

The following table summarizes the AIR Operating Partnership’s repurchases, or redemptions in exchange for cash, of common OP Units.

Fiscal period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under Plans or Programs (1)
January 1 - January 31, 2022	13,846	$53.62	N/A	N/A
February 1 - February 28, 2022	43,351	53.13	N/A	N/A
March 1 - March 31, 2022	7,770	52.17	N/A	N/A
Total	64,967	$53.12
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

ITEM 5. OTHER INFORMATION

On May 2, 2022, AIR Operating Partnership, as borrower, AIR, and certain subsidiaries of AIR Operating Partnership, as guarantors, the lenders party thereto and PNC Bank, National Association, as administrative agent, entered into a First Amendment to Credit Agreement in order to amend AIR OP’s existing credit agreement, dated as of April 14, 2021 (the “Credit Agreement”), to provide for, among other things, (i) an increase in the commitments under the revolving credit facility from $600,000,000 to $1,000,000,000 (thereby increasing the aggregate principal amount of term loans and revolving credit commitments under the Credit Agreement to $1,800,000,000), and (ii) a change in the interest rate benchmark from LIBOR to the secured overnight funding rate.

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

10.2

First Amendment to Credit Agreement, dated as of May 2, 2022, by and among Apartment Income REIT, L.P., Apartment Income REIT Corp., AIR REIT Sub 1, LLC, AIR REIT Sub 2, LLC, AIR SUBSIDIARY REIT I, LLC, AIR/Bethesda Holdings, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent.

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

The following materials from AIR’s and the AIR Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity and partners’ capital; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APARTMENT INCOME REIT CORP.

By:	/s/ Paul Beldin
Paul Beldin
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

APARTMENT INCOME REIT, L.P.

By:	AIR-GP, Inc., its General Partner

By:	/s/ Paul Beldin
Paul Beldin
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Date: May 4, 2022