Form 10-Q
period 2022-06-30
Apartment Income REIT Corp.; Apartment Income REIT, L.P.
filed 2022-08-01
CIK 1820877, 926660

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of Apartment Income REIT Corp. Class A Common Stock outstanding as of July 27, 2022: 154,187,241

EXPLANATORY NOTE

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2022, of Apartment Income REIT Corp. (“AIR”), Apartment Income REIT, L.P. (“AIR Operating Partnership”), and their consolidated subsidiaries. The AIR Operating Partnership’s condensed consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership, and their consolidated subsidiaries, collectively.

AIR, a Maryland corporation, is a self-administered and self-managed real estate investment trust. AIR, through wholly-owned subsidiaries, is the general and special limited partner of the AIR Operating Partnership. As of June 30, 2022, AIR owned approximately 92.2% of the legal interest in the common partnership units of the AIR Operating Partnership (“OP Units”) and 93.8% of the economic interest in the AIR Operating Partnership. The remaining 7.8% legal interest is owned by third-party limited partners. The legal ownership percentage is based on outstanding common stock and common OP Units, including unvested restricted stock and unvested LTIP units. The economic ownership percentage includes any unvested restricted stock and unvested LTIP units to the extent they are considered participating securities, as defined by accounting principles generally accepted in the United States (“GAAP”). As the sole general partner of the AIR Operating Partnership, AIR has exclusive control of the AIR Operating Partnership’s day-to-day management.

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

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Buildings and improvements	$6,179,325	$5,720,267
Land	1,200,540	1,164,814
Total real estate	7,379,865	6,885,081
Accumulated depreciation	(2,400,722)	(2,284,793)
Net real estate	4,979,143	4,600,288
Cash and cash equivalents	74,949	67,320
Restricted cash	25,942	25,441
Note receivable from Aimco	147,039	534,127
Leased real estate assets	466,013	466,355
Goodwill	32,286	32,286
Other assets, net	707,913	568,051
Assets held for sale	—	146,492
Total assets	$6,433,285	$6,440,360

LIABILITIES AND EQUITY
Non-recourse property debt, net	$2,026,513	$2,294,739
Term loans, net	795,905	1,144,547
Revolving credit facility borrowings	148,000	304,000
Unsecured notes payable, net	398,039	—
Total indebtedness	3,368,457	3,743,286
Accrued liabilities and other	696,673	592,774
Liabilities related to assets held for sale	—	85,775
Total liabilities	4,065,130	4,421,835

Commitments and contingencies (Note 6)

Preferred noncontrolling interests in AIR Operating Partnership	79,330	79,370

Equity:
Perpetual preferred stock	2,000	2,129
Common Stock, $0.01 par value, 1,021,175,000 shares authorized at June 30, 2022 and December 31, 2021, and 154,187,241 and 156,998,367 shares issued/outstanding at June 30, 2022 and December 31, 2021, respectively	1,542	1,570
Additional paid-in capital	3,636,906	3,763,105
Accumulated other comprehensive income	13,750	—
Distributions in excess of earnings	(1,521,749)	(1,953,779)
Total AIR equity	2,132,449	1,813,025
Noncontrolling interests in consolidated real estate partnerships	(70,609)	(70,883)
Common noncontrolling interests in AIR Operating Partnership	226,985	197,013
Total equity	2,288,825	1,939,155
Total liabilities, preferred noncontrolling interests in AIR Operating Partnership, and equity	$6,433,285	$6,440,360

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Rental and other property revenues	$181,012	$176,721	$360,273	$351,451
Other revenues	2,488	1,612	4,705	3,295
Total revenues	183,500	178,333	364,978	354,746

EXPENSES
Property operating expenses	63,787	64,758	127,023	129,375
Depreciation and amortization	78,656	75,791	163,205	151,071
General and administrative expenses	5,333	5,221	11,930	9,635
Other (income) expenses, net	(3,076)	2,515	942	5,391
	144,700	148,285	303,100	295,472

Interest income	25,652	15,684	39,133	31,656
Interest expense	(26,027)	(33,657)	(48,134)	(69,682)
Loss on extinguishment of debt	—	(37,150)	(23,636)	(38,160)
Gain on dispositions of real estate and derecognition of leased properties	175,606	3,353	587,609	87,385
Loss from unconsolidated real estate partnerships	(873)	—	(2,887)	—
Income (loss) before income tax (expense) benefit	213,158	(21,722)	613,963	70,473
Income tax (expense) benefit	(1,499)	2,035	(920)	(1,045)
Net income (loss)	211,659	(19,687)	613,043	69,428

Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(381)	2,397	183	2,632
Net income attributable to preferred noncontrolling interests in AIR Operating Partnership	(1,602)	(1,603)	(3,205)	(3,207)
Net (income) loss attributable to common noncontrolling interests in AIR Operating Partnership	(12,749)	945	(36,916)	(3,491)
Net (income) loss attributable to noncontrolling interests	(14,732)	1,739	(39,938)	(4,066)
Net income (loss) attributable to AIR	196,927	(17,948)	573,105	65,362
Net income attributable to AIR preferred stockholders	(43)	(43)	(85)	(93)
Net income attributable to participating securities	(162)	(39)	(417)	(103)
Net income (loss) attributable to AIR common stockholders	$196,722	$(18,030)	$572,603	$65,166

Net income (loss) attributable to AIR per common share – basic and diluted	$1.26	$(0.12)	$3.66	$0.43

Weighted-average common shares outstanding – basic	155,927	154,608	156,327	151,609
Weighted-average common shares outstanding – diluted	156,136	154,608	156,607	152,083

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$211,659	$(19,687)	$613,043	$69,428
Unrealized gains on derivative instruments	13,715	—	12,932	—
Losses on derivative instruments reclassified into interest expense from accumulated other comprehensive income (loss)	1,989	—	1,989	—
Unrealized losses on available for sale debt securities	—	(1,180)	—	(3,251)
Comprehensive income (loss)	227,363	(20,867)	627,964	66,177
Comprehensive (income) loss attributable to noncontrolling interests	(15,903)	1,819	(41,109)	(3,854)
Comprehensive income (loss) attributable to AIR	$211,460	$(19,048)	$586,855	$62,323

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended June 30, 2022 and 2021

(In thousands, except share data)

(Unaudited)

	Perpetual Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total AIR Equity	Consolidated Real Estate Partnerships	AIR Operating Partnership	Total Equity
Balances at March 31, 2021	20	$2,000	148,974,839	$1,490	$3,430,694	$1,100	$(2,112,381)	$1,322,903	$(64,619)	$63,812	$1,322,096
Issuance of Common Stock, net	—	—	7,825,000	79	342,084	—	—	342,163	—	—	342,163
Issuance costs	—	—	—	—	(306)	—	—	(306)	—	—	(306)
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(327)	(327)
Conversion of AIR Operating Partnership units	—	—	43,363	2	1,957	—	—	1,959	—	(1,959)	-
Amortization of share-based compensation cost	—	—	—	—	629	—	—	629	—	1,260	1,889
Effect of changes in ownership of consolidated entities	—	—	—	—	(1,833)	—	—	(1,833)	—	1,833	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	1,998	—	1,998
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(1,100)	—	(1,100)	—	(80)	(1,180)
Net loss	—	—	—	—	—	—	(17,948)	(17,948)	(2,397)	(945)	(21,290)
Common Stock dividends	—	—	—	—	—	—	(67,418)	(67,418)	—	—	(67,418)
Preferred Stock dividends	—	—	—	—	—	—	(43)	(43)	—	—	(43)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,432)	(3,436)	(6,868)
Other, net	—	—	13,750	(2)	(52)	—	(53)	(107)	919	230	1,042
Balances at June 30, 2021	20	$2,000	156,856,952	$1,569	$3,773,173	$—	$(2,197,843)	$1,578,899	$(67,531)	$60,388	$1,571,756

Balances at March 31, 2022	20	$2,000	157,082,823	$1,571	$3,762,457	$(783)	$(1,648,077)	$2,117,168	$(70,157)	$216,827	$2,263,838
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(793)	(793)
Repurchase of common stock, net	—	—	(2,911,761)	(29)	(124,971)	—	—	(125,000)	—	—	(125,000)
Amortization of share-based compensation cost	—	—	—	—	751	—	—	751	—	950	1,701
Effect of changes in ownership of consolidated entities	—	—	—	—	(578)	—	—	(578)	—	578	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	3,483	—	3,483
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	14,533	—	14,533	—	1,171	15,704
Net income	—	—	—	—	—	—	196,927	196,927	381	12,749	210,057
Common Stock dividends	—	—	—	—	—	—	(70,556)	(70,556)	—	—	(70,556)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,188)	(4,489)	(8,677)
Other, net	—	—	16,179	—	(753)	—	(43)	(796)	(128)	(8)	(932)
Balances at June 30, 2022	20	$2,000	154,187,241	$1,542	$3,636,906	$13,750	$(1,521,749)	$2,132,449	$(70,609)	$226,985	$2,288,825

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2022 and 2021

(In thousands, except share data)

(Unaudited)

	Perpetual Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total AIR Equity	Consolidated Real Estate Partnerships	AIR Operating Partnership	Total Equity
Balances at December 31, 2020	20	$2,000	148,861,036	$1,489	$3,432,121	$3,039	$(2,131,798)	$1,306,851	$(61,943)	$63,185	$1,308,093
Issuance of Common Stock, net	—	—	7,825,000	79	342,084	—	—	342,163	—	—	342,163
Issuance costs	—	—	—	—	(306)	—	—	(306)	—	—	(306)
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(3,550)	(3,550)
Conversion of AIR Operating Partnership units	—	—	43,319	2	1,957	—	—	1,959	—	(1,959)	—
Amortization of share-based compensation cost	—	—	33,000	—	2,544	—	—	2,544	—	1,983	4,527
Effect of changes in ownership of consolidated entities	—	—	—	—	(4,423)	—	—	(4,423)	—	4,423	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	1,998	—	1,998
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(3,039)	—	(3,039)	—	(212)	(3,251)
Net income (loss)	—	—	—	—	—	—	65,362	65,362	(2,632)	3,491	66,221
Common Stock dividends	—	—	—	—	—	—	(131,276)	(131,276)	—	—	(131,276)
Preferred Stock dividends	—	—	—	—	—	—	(93)	(93)	—	—	(93)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,834)	(7,203)	(12,037)
Other, net	—	—	94,597	(1)	(804)	—	(38)	(843)	(120)	230	(733)
Balances at June 30, 2021	20	$2,000	156,856,952	$1,569	$3,773,173	$—	$(2,197,843)	$1,578,899	$(67,531)	$60,388	$1,571,756

Balances at December 31, 2021	145	$2,129	156,998,367	$1,570	$3,763,105	$—	$(1,953,779)	$1,813,025	$(70,883)	$197,013	$1,939,155
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(4,245)	(4,245)
Repurchase of common stock, net	—	—	(2,911,761)	(29)	(124,971)	—	—	(125,000)	—	—	(125,000)
Amortization of share-based compensation cost	—	—	—	—	2,641	—	—	2,641	—	1,810	4,451
Effect of changes in ownership of consolidated entities	—	—	—	—	(3,264)	—	—	(3,264)	—	3,264	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	7,808	—	7,808
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	13,750	—	13,750	—	1,171	14,921
Net income (loss)	—	—	—	—	—	—	573,105	573,105	(183)	36,916	609,838
Common Stock dividends	—	—	—	—	—	—	(140,984)	(140,984)	—	—	(140,984)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,335)	(8,936)	(16,271)
Other, net	(125)	(129)	100,635	1	(605)	—	(91)	(824)	(16)	(8)	(848)
Balances at June 30, 2022	20	$2,000	154,187,241	$1,542	$3,636,906	$13,750	$(1,521,749)	$2,132,449	$(70,609)	$226,985	$2,288,825

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$613,043	$69,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,205	151,071
Loss on extinguishment of debt	23,636	38,160
Gain on derecognition of leased properties and dispositions of real estate	(587,609)	(87,385)
Income tax expense	920	1,045
Other, net	2,939	9,314
Net changes in operating assets and operating liabilities	(14,638)	(87,836)
Net cash provided by operating activities	201,496	93,797
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(472,317)	(225,526)
Capital expenditures	(90,599)	(76,469)
Proceeds from dispositions of real estate	759,344	6,230
Proceeds from dispositions of unconsolidated real estate partnerships	7,244	—
Purchases of corporate assets	(6,135)	(4,509)
Proceeds from repayment of note receivable	387,088	—
Proceeds from investments in debt securities	—	100,852
Other investing activities	(9,958)	(61)
Net cash provided by (used in) investing activities	574,667	(199,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on non-recourse property debt	(353,770)	(566,523)
Proceeds from term loans	—	800,000
Repayment of term loan	(350,000)	(350,000)
Net (repayments of) borrowings on revolving credit facility	(154,795)	81,600
Payment of debt issuance costs	(3,990)	(9,885)
Payment of debt extinguishment costs	(22,723)	(36,198)
Proceeds from the issuance of unsecured notes payable	400,000	—
Proceeds from the issuance of Common Stock	—	342,163
Repurchases of Common Stock	(125,000)	—
Payment of dividends to holders of Common Stock	(141,104)	(131,654)
Payment of distributions to preferred noncontrolling interests	(3,221)	(3,209)
Payment of distributions to common noncontrolling interests	(16,306)	(12,092)
Redemptions of noncontrolling interests in the AIR Operating Partnership	(4,269)	(3,622)
Contribution from noncontrolling interests in consolidated real estate partnerships	7,808	1,998
Other financing activities	(663)	329
Net cash (used in) provided by financing activities	(768,033)	112,907
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	8,130	7,221
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	92,761	73,480
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$100,891	$80,701

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Buildings and improvements	$6,179,325	$5,720,267
Land	1,200,540	1,164,814
Total real estate	7,379,865	6,885,081
Accumulated depreciation	(2,400,722)	(2,284,793)
Net real estate	4,979,143	4,600,288
Cash and cash equivalents	74,949	67,320
Restricted cash	25,942	25,441
Note receivable from Aimco	147,039	534,127
Leased real estate assets	466,013	466,355
Goodwill	32,286	32,286
Other assets, net	707,913	568,051
Assets held for sale	—	146,492
Total assets	$6,433,285	$6,440,360

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt, net	$2,026,513	$2,294,739
Term loans, net	795,905	1,144,547
Revolving credit facility borrowings	148,000	304,000
Unsecured notes payable, net	398,039	—
Total indebtedness	3,368,457	3,743,286
Accrued liabilities and other	696,673	592,774
Liabilities related to assets held for sale	—	85,775
Total liabilities	4,065,130	4,421,835

Commitments and contingencies (Note 6)

Redeemable preferred units	79,330	79,370

Partners’ capital:
Preferred units	2,000	2,129
General Partner and Special Limited Partner	2,130,449	1,810,896
Limited Partners	226,985	197,013
Partners’ capital attributable to the AIR Operating Partnership	2,359,434	2,010,038
Noncontrolling interests in consolidated real estate partnerships	(70,609)	(70,883)
Total partners’ capital	2,288,825	1,939,155
Total liabilities, redeemable preferred units, and partners’ capital	$6,433,285	$6,440,360

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Rental and other property revenues	$181,012	$176,721	$360,273	$351,451
Other revenues	2,488	1,612	4,705	3,295
Total revenues	183,500	178,333	364,978	354,746

EXPENSES
Property operating expenses	63,787	64,758	127,023	129,375
Depreciation and amortization	78,656	75,791	163,205	151,071
General and administrative expenses	5,333	5,221	11,930	9,635
Other (income) expenses, net	(3,076)	2,515	942	5,391
	144,700	148,285	303,100	295,472

Interest income	25,652	15,684	39,133	31,656
Interest expense	(26,027)	(33,657)	(48,134)	(69,682)
Loss on extinguishment of debt	—	(37,150)	(23,636)	(38,160)
Gain on dispositions of real estate and derecognition of leased properties	175,606	3,353	587,609	87,385
Loss from unconsolidated real estate partnerships	(873)	—	(2,887)	—
Income (loss) before income tax (expense) benefit	213,158	(21,722)	613,963	70,473
Income tax (expense) benefit	(1,499)	2,035	(920)	(1,045)
Net income (loss)	211,659	(19,687)	613,043	69,428
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(381)	2,397	183	2,632
Net income (loss) attributable to the AIR Operating Partnership	211,278	(17,290)	613,226	72,060
Net income attributable to the AIR Operating Partnership’s preferred unitholders	(1,645)	(1,646)	(3,290)	(3,300)
Net income attributable to participating securities	(162)	(39)	(417)	(103)
Net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$209,471	$(18,975)	$609,519	$68,657

Net income (loss) attributable to the AIR Operating Partnership per common unit – basic and diluted	$1.26	$(0.12)	$3.66	$0.43

Weighted-average common units outstanding – basic	166,023	162,698	166,434	159,701
Weighted-average common units outstanding – diluted	166,232	162,698	166,714	160,175

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$211,659	$(19,687)	$613,043	$69,428
Unrealized gains on derivative instruments	13,715	—	12,932	—
Losses on derivative instruments reclassified into interest expense from accumulated other comprehensive income (loss)	1,989	—	1,989	—
Unrealized losses on available for sale debt securities	—	(1,180)	—	(3,251)
Comprehensive income (loss)	227,363	(20,867)	627,964	66,177
Comprehensive (income) loss attributable to noncontrolling interests	(381)	2,397	183	2,632
Comprehensive income (loss) attributable to the AIR Operating Partnership	$226,982	$(18,470)	$628,147	$68,809

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended June 30, 2022 and 2021

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at March 31, 2021	$2,000	$1,320,903	$63,812	$1,386,715	$(64,619)	$1,322,096
Issuance of common partnership units to AIR, net	—	342,163	—	342,163	—	342,163
Issuance costs	—	(306)	—	(306)	—	(306)
Redemption of common partnership units	—	—	(327)	(327)	—	(327)
Conversion of common partnership units	—	1,959	(1,959)	—	—	—
Amortization of share-based compensation cost	—	629	1,260	1,889	—	1,889
Effect of changes in ownership of consolidated entities	—	(1,833)	1,833	—	—	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	1,998	1,998
Change in accumulated other comprehensive income (loss)	—	(1,100)	(80)	(1,180)	—	(1,180)
Net loss	—	(17,948)	(945)	(18,893)	(2,397)	(21,290)
Distributions to common unitholders	—	(67,418)	(3,436)	(70,854)	—	(70,854)
Distributions to preferred unitholders	—	(43)	—	(43)	—	(43)
Distributions to noncontrolling interests	—	—	—	—	(3,432)	(3,432)
Other, net	—	(107)	230	123	919	1,042
Balances at June 30, 2021	$2,000	$1,576,899	$60,388	$1,639,287	$(67,531)	$1,571,756

Balances at March 31, 2022	$2,000	$2,115,168	$216,827	$2,333,995	$(70,157)	$2,263,838
Redemption of common partnership units	—	—	(793)	(793)	—	(793)
Repurchase of common partnership units	—	(125,000)	—	(125,000)	—	(125,000)
Amortization of share-based compensation cost	—	751	950	1,701	—	1,701
Effect of changes in ownership of consolidated entities	—	(578)	578	—	—	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	3,483	3,483
Change in accumulated other comprehensive income (loss)	—	14,533	1,171	15,704	—	15,704
Net income	—	196,927	12,749	209,676	381	210,057
Distributions to common unitholders	—	(70,556)	—	(70,556)	—	(70,556)
Distributions to noncontrolling interests	—	—	(4,489)	(4,489)	(4,188)	(8,677)
Other, net	—	(796)	(8)	(804)	(128)	(932)
Balances at June 30, 2022	$2,000	$2,130,449	$226,985	$2,359,434	$(70,609)	$2,288,825

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Six Months Ended June 30, 2022 and 2021

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2020	$2,000	$1,304,851	$63,185	$1,370,036	$(61,943)	$1,308,093
Issuance of common partnership units to AIR, net	—	342,163	—	342,163	—	342,163
Issuance costs	—	(306)	—	(306)	—	(306)
Redemption of common partnership units	—	—	(3,550)	(3,550)	—	(3,550)
Conversion of common partnership units	—	1,959	(1,959)	—	—	—
Amortization of share-based compensation cost	—	2,544	1,983	4,527	—	4,527
Effect of changes in ownership of consolidated entities	—	(4,423)	4,423	—	—	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	1,998	1,998
Change in accumulated other comprehensive income (loss)	—	(3,039)	(212)	(3,251)	—	(3,251)
Net income (loss)	—	65,362	3,491	68,853	(2,632)	66,221
Distributions to common unitholders	—	(131,276)	(7,203)	(138,479)	—	(138,479)
Distributions to preferred unitholders	—	(93)	—	(93)	—	(93)
Distributions to noncontrolling interests	—	—	—	—	(4,834)	(4,834)
Other, net	—	(843)	230	(613)	(120)	(733)
Balances at June 30, 2021	$2,000	$1,576,899	$60,388	$1,639,287	$(67,531)	$1,571,756

Balances at December 31, 2021	$2,129	$1,810,896	$197,013	$2,010,038	$(70,883)	$1,939,155
Redemption of common partnership units	—	—	(4,245)	(4,245)	—	(4,245)
Repurchase of common partnership units	—	(125,000)	—	(125,000)	—	(125,000)
Amortization of share-based compensation cost	—	2,641	1,810	4,451	—	4,451
Effect of changes in ownership of consolidated entities	—	(3,264)	3,264	—	—	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	7,808	7,808
Change in accumulated other comprehensive income (loss)	—	13,750	1,171	14,921	—	14,921
Net income (loss)	—	573,105	36,916	610,021	(183)	609,838
Distributions to common unitholders	—	(140,984)	—	(140,984)	—	(140,984)
Distributions to noncontrolling interests	—	—	(8,936)	(8,936)	(7,335)	(16,271)
Other, net	(129)	(695)	(8)	(832)	(16)	(848)
Balances at June 30, 2022	$2,000	$2,130,449	$226,985	$2,359,434	$(70,609)	$2,288,825

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$613,043	$69,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,205	151,071
Loss on extinguishment of debt	23,636	38,160
Gain on derecognition of leased properties and dispositions of real estate	(587,609)	(87,385)
Income tax expense	920	1,045
Other, net	2,939	9,314
Net changes in operating assets and operating liabilities	(14,638)	(87,836)
Net cash provided by operating activities	201,496	93,797
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(472,317)	(225,526)
Capital expenditures	(90,599)	(76,469)
Proceeds from dispositions of real estate	759,344	6,230
Proceeds from dispositions of unconsolidated real estate partnerships	7,244	—
Purchases of corporate assets	(6,135)	(4,509)
Proceeds from repayment of note receivable	387,088	—
Proceeds from investments in debt securities	—	100,852
Other investing activities	(9,958)	(61)
Net cash provided by (used in) investing activities	574,667	(199,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on non-recourse property debt	(353,770)	(566,523)
Proceeds from term loans	—	800,000
Repayment of term loan	(350,000)	(350,000)
Net (repayments of) borrowings on revolving credit facility	(154,795)	81,600
Payment of debt issuance costs	(3,990)	(9,885)
Payment of debt extinguishment costs	(22,723)	(36,198)
Proceeds from the issuance of unsecured notes payable	400,000	—
Proceeds from issuance of common partnership units to AIR, net	—	342,163
Repurchases of common partnership units held by GP and Special Limited Partner	(125,000)	—
Payment of distributions to preferred units	(3,221)	(3,300)
Payment of distributions General Partner and Special Limited Partner	(141,104)	(131,654)
Payment of distributions to Limited Partners	(8,970)	(7,258)
Payment of distributions to noncontrolling interests	(7,336)	(4,836)
Redemption of common and preferred units	(4,269)	(3,622)
Contribution from noncontrolling interests in consolidated real estate partnerships	7,808	1,998
Other financing activities	(663)	422
Net cash (used in) provided by financing activities	(768,033)	112,907
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	8,130	7,221
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	92,761	73,480
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$100,891	$80,701

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

We own and operate a portfolio of apartment communities, diversified by both geography and price point, in 11 states and the District of Columbia. As of June 30, 2022, our portfolio included 75 apartment communities with 25,363 apartment homes, in which we held an average ownership of approximately 88%. We also have four properties, one land parcel, and one indirect land interest that we lease to third parties. As further discussed in Note 3, we expect four of these leases to be cancelled in the third quarter of 2022.

Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of June 30, 2022, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 167,313,269 common OP Units outstanding. As of June 30, 2022, AIR owned 154,187,241 of the common OP Units of the AIR Operating Partnership and AIR had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common

Stock. AIR’s ownership of the total common OP Units outstanding represents a 92.2% legal interest in the AIR Operating Partnership and a 93.8% economic interest.

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

Redeemable Preferred OP Units

The AIR Operating Partnership has various classes of preferred OP units, which may be redeemed at the holders' option for cash, or at its option, shares of Common Stock. The preferred OP units are therefore presented within temporary equity in AIR’s condensed consolidated balance sheets and within temporary partners' capital in the AIR Operating Partnership’s condensed consolidated balance sheets.

The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units (in thousands):

Balance at January 1, 2022	$79,370
Preferred distributions	(3,221)
Redemption of preferred units and other	(24)
Net income allocated to preferred units	3,205
Balance at June 30, 2022	$79,330

The AIR Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of June 30, 2022 and December 31, 2021, the AIR Operating Partnership had 2,934,063 and 2,935,662 redeemable preferred OP Units, respectively, issued and outstanding. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Note 3 — Significant Transactions

Apartment Community Acquisitions

During the three months ended June 30, 2022, we acquired three apartment communities, one located in the Washington, D.C. area and two located in South Florida. Summarized information regarding these acquisitions is set forth in the table below (dollars in thousands):

Number of apartment communities	3
Number of apartment homes	1,001

Purchase price	$467,067
Capitalized transaction costs	5,250
Total consideration	$472,317
Land	$40,066
Building and improvements	419,023
Right of use lease asset	80,651
Intangible assets (1)	13,738
Lease liability	(80,651)
Below-market lease liabilities (1)	(510)
Total consideration	$472,317
(1)
Intangible assets and below-market lease liabilities have a weighted-average term of 2.6 years and 1.6 years, respectively.

Subsequent to June 30, 2022, we acquired an additional apartment community located in South Florida with 350 apartment homes for a total purchase price of $173.0 million.

Apartment Community Dispositions

During the three months ended June 30, 2022, we sold four apartment communities with 718 homes for gross proceeds of $203.1 million. During the six months ended June 30, 2022, we sold twelve apartment communities with 2,050 homes for gross proceeds of $781.1 million.

We did not sell any apartment communities during the three and six months ended June 30, 2021.

Lease Cancellation

During the three months ended June 30, 2022, we reached an agreement with Apartment Investment and Management Company ("Aimco") to cancel existing master leases at four properties owned by AIR and leased to Aimco for the purpose of their development. With the developments largely completed, we agreed to terminate the leases for a payment of $200 million. The four properties include 865 apartment homes with average monthly rents of approximately $3,400 per home.

Note 4 — Leases

Tenant Lessor Arrangements

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed lease income	$169,337	$165,044	$337,567	$329,012
Variable lease income	11,216	11,177	22,021	21,636
Total lease income	$180,553	$176,221	$359,588	$350,648

Generally, our residential leases do not provide extension options and, as of June 30, 2022, have an average remaining term of 8.8 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. Future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows as of June 30, 2022 (in thousands):

2022 (remaining)	$324,862
2023	352,182
2024	62,478
2025	11,183
2026	9,470
Thereafter	42,416
Total	$802,591

Lessor Arrangements

As of June 30, 2022, the aggregate minimum lease payments owed to us under the sales-type leases is as follows (in thousands):

2022 (remaining)	$12,632
2023	25,262
2024	25,262
2025	25,373
2026	25,966
Thereafter	704,267
Total lease receivable (1)	$818,762
Add: Unguaranteed residual value	131,580
Less: Discount	484,329
Total leased real estate assets	$466,013

(1)
As of June 30, 2022, this amount includes $244.8 million of guaranteed residual value and $574.0 million of remaining cash lease payments. The total future minimum lease payments assume that no early termination option is elected. The term of each of the leases ranges from 10 to 25 years.

During the three and six months ended June 30, 2022, we recognized income of $6.5 million and $13.1 million related to these sales-type leases, respectively, compared to $6.5 million and $12.9 million, respectively, during the same periods in 2021, on an effective interest basis at a constant rate of return over the term of the applicable leases, which is reflected in interest income in our condensed consolidated statements of operations.

During the second quarter of 2022, we reached an agreement with Aimco to cancel the existing sales-type leases, which is expected to occur during the third quarter of 2022. Accordingly, the preceding Lessor Arrangements table will not have any minimum lease payments associated with these sales-type leases going forward.

Note 5 — Debt

The following table summarizes debt as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Outstanding Balance
	June 30, 2022	December 31, 2021
Secured debt:
Fixed-rate property debt due December 2022 to June 2032 (1)	$1,947,527	$2,217,256
Variable-rate property debt due October 2024 (2)	88,500	88,500
Total non-recourse property debt	2,036,027	2,305,756
Debt issuance costs, net of accumulated amortization	(9,514)	(11,017)
Total non-recourse property debt, net	$2,026,513	$2,294,739

Unsecured debt:
Term loans due December 2023 to April 2026 (2) (3)	800,000	1,150,000
Revolving credit facility borrowings due April 2025 (4)	148,000	304,000
4.58% Notes payable due June 2027 (5)	100,000	—
4.77% Notes payable due June 2029 (5)	100,000	—
4.84% Notes payable due June 2032 (5)	200,000	—
Total unsecured debt	1,348,000	1,454,000
Debt issuance costs, net of accumulated amortization	(6,056)	(5,453)
Total unsecured debt, net	$1,341,944	$1,448,547
Total indebtedness	$3,368,457	$3,743,286

(1)
The stated rate on our fixed-rate property debt is 2.4% to 4.2%.
(2)
During the second quarter of 2022, we hedged $830 million of our floating rate debt through placement of floating to fixed rate swaps, which have been designated as cash flow hedges. These hedges lock $830 million of floating rate debt at an all in cost of 4.2%.
(3)
The term loans bear interest at a 1-month Term Secured Overnight Financing Rate ("SOFR") plus 1.00% and a SOFR adjustment of 10 basis points, with a SOFR floor of 0.00%, based on our current credit rating. As of June 30, 2022, the weighted-average interest rate for our term loans was 4.1%.
(4)
On May 2, 2022, we exercised the accordion feature on our revolving credit facility, increasing the revolving credit facility by $400 million to $1.0 billion. As of June 30, 2022, we had capacity to borrow up to $840.9 million under our revolving credit facility after consideration of undrawn letters of credit. The revolving credit facility bears interest at a 1-month Term SOFR plus 0.89% and a SOFR adjustment of 10 basis points, based on our current credit rating. As of June 30, 2022, the weighted-average interest rate for our revolving credit facility was 3.2%.
(5)
During the three months ended June 30, 2022, we issued three tranches of guaranteed, senior unsecured notes, totaling $400 million at a weighted-average effective interest rate of 4.3%, inclusive of the previously-placed treasury lock, and a weighted-average maturity of eight years.

Under our unsecured notes payable and revolving credit facility, we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. The financial covenants we are required to maintain include a Maximum Leverage ratio of no greater than 0.60 to 1.00; a Fixed Charge Coverage Ratio of greater than 1.5x, a Maximum Secured Indebtedness to Total Assets ratio of no greater than 0.45 to 1.00 through March 31, 2023, and 0.40 to 1.00 thereafter, a Maximum Unsecured Leverage ratio no greater than 0.60 to 1.00, and a Minimum Unsecured Interest Coverage Ratio no greater than 1.50 to 1.00. We were in compliance with these covenants as of June 30, 2022 and expect to remain in compliance during the next 12 months.

Note 6 — Commitments and Contingencies

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

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of June 30, 2022, are immaterial to our condensed consolidated financial statements.

Note 7 — Earnings and Dividends per Share and per Unit

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit are as follows (in thousands, except per share and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings (loss) per share
Numerator:
Basic and dilutive net income (loss) attributable to AIR common stockholders	$196,722	$(18,030)	$572,603	$65,166

Denominator – shares:
Basic weighted-average common shares outstanding	155,927	154,608	156,327	151,609
Dilutive common share equivalents outstanding	209	—	280	474
Dilutive weighted-average common shares outstanding	156,136	154,608	156,607	152,083

Earnings (loss) per common share – basic and diluted	$1.26	$(0.12)	$3.66	$0.43

Earnings (loss) per unit
Numerator:
Basic and dilutive net income (loss) attributable to the AIR Operating Partnership's common unitholders	$209,471	$(18,975)	$609,519	$68,657

Denominator – units
Basic weighted-average common units outstanding	166,023	162,698	166,434	159,701
Dilutive common unit equivalents outstanding	209	—	280	474
Dilutive weighted-average common units outstanding	166,232	162,698	166,714	160,175

Earnings (loss) per common unit – basic and diluted	$1.26	$(0.12)	$3.66	$0.43

For the three and six months ended June 30, 2022 and 2021, dividends and distributions paid per share of Common Stock and per common unit were $0.45 and $0.90, respectively, and $0.43 and $0.86, respectively.

Note 8 — Fair Value Measurements

Recurring Fair Value Measurements

During 2022, we entered into floating to fixed interest rate swaps for $830 million notional principal value of debt. These swaps have been designated as cash flow hedges of expected future variable interest payments. Changes in the fair value are recognized as unrealized gains (losses) on derivative instruments in other comprehensive income (loss). Amounts reported in accumulated other comprehensive income will be reclassified into interest expense as interest payments are made on our variable-rate debt. We estimate that during the next twelve months, we will reclassify into earnings approximately $3.3 million of the unrealized losses in accumulated other comprehensive income.

Additionally, in connection with our issuance of senior unsecured notes, we entered into a $400 million treasury hedge, locking the interest rate of the ten-year treasury at 2.43%. During the three months ended June 30, 2022, we received $15.9 million for the settlement of this hedge, which was designated as a cash flow hedge. The settlement value of the treasury hedge is included in unrealized gains (losses) on derivative instruments in other comprehensive income (loss) and will be amortized to interest expense over the term of the senior unsecured notes issued.

During 2020, we paid an upfront premium of $12.1 million for the option to enter into an interest rate swap at a future date. In connection with the separation on December 15, 2020 (“Separation”), AIR assigned all of the risks and rewards of ownership related to this swap to Aimco, with an offsetting and equal asset and liability recognized for the amount of gain or loss. We estimate the fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves.

These investments are measured at fair value on a recurring basis and presented in other assets, net, and accrued liabilities and other in our condensed consolidated balance sheets.

The following table summarizes fair value for our interest rate option and swaps (in thousands):

	As of June 30, 2022				As of December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate option	$47,990	$—	$47,990	$—	$21,699	$—	$21,699	$—
Interest rate swap asset	$4,052	$—	$4,052	$—	$—	$—	$—	$—
Interest rate swap liability	$(4,988)	$—	$(4,988)	$—	$—	$—	$—	$—

We have not posted any collateral related to these agreements. If we had breached any of these provisions at June 30, 2022, we could have been required to settle our swap liabilities, including accrued interest, under the agreements at their termination value of $3.6 million.

Financial Assets and Liabilities Not Measured at Fair Value

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their estimated fair value as of June 30, 2022 and December 31, 2021, due to their relatively short-term nature and high probability of realization. The carrying value of our unsecured notes payable, revolving credit facility and term loans, which we classify as Level 2 in the GAAP fair value hierarchy, approximated their estimated fair value as of June 30, 2022 and December 31, 2021.

We classify the fair value of our non-recourse property debt within Level 2 of the GAAP fair value hierarchy. The following table summarizes carrying value and fair value of our non-recourse property debt, excluding debt issuance costs (in thousands):

	As of June 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$2,036,027	$1,871,223	$2,305,756	$2,367,713

Note 9 — Variable Interest Entities

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

	June 30, 2022	December 31, 2021
VIEs with interests in apartment communities	5	5
Apartment communities owned by VIEs	16	16
Apartment homes in communities owned by VIEs	5,369	5,369

Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs, excluding those of the AIR Operating Partnership, are summarized in the table below (in thousands):

	June 30, 2022	December 31, 2021
ASSETS:
Net real estate	$1,080,247	$1,096,039
Cash and cash equivalents	42,668	29,863
Restricted cash	2,202	2,380
Other assets, net	22,446	21,745
LIABILITIES:
Non-recourse property debt	$1,219,770	$1,227,345
Accrued liabilities and other	35,899	34,659

Unconsolidated Entities

During 2021, we formed a joint venture with an affiliate of Blackstone by selling an 80% interest in three multi-family properties with 1,748 units located in Virginia. Our 20% interest in the venture meets the definition of a VIE, however, we are not the primary beneficiary and do not consolidate these communities. As of June 30, 2022 and December 31, 2021, the carrying value of the investment of $21.7 million and $26.0 million, respectively, is included in other assets, net, in our condensed consolidated balance sheets. AIR's exposure to the obligations of the VIE is limited to the carrying value of the limited partnership interests and 20% of Blackstone's guarantor liabilities, which were $79 million as of June 30, 2022.

We have an interest in a partnership that owns Parkmerced Apartments, which meets the definition of a VIE. However, we are not the primary beneficiary and do not consolidate this partnership. As of June 30, 2022, and December 31, 2021, the investment balance of $354.4 million and $337.8 million, respectively, is included in other assets, net, in our condensed consolidated balance sheets. Subsequent to the Separation, all risks and rewards of ownership are Aimco’s, however, as legal transfer has not occurred, there is an equal and offsetting liability included in accrued liabilities and other in our condensed consolidated balance sheets. Accordingly, there is no net effect on AIR’s stockholders’ equity or the AIR Operating Partnership's partners' capital.

Note 10 — Business Segments

We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that: (i) are owned and managed by AIR, and (ii) had reached a stabilized level of operations. Our Other Real Estate segment includes five properties acquired in 2021, three properties acquired in the second quarter of 2022, and three communities we expect to sell or lease to a third party, but do not yet meet the criteria to be classified as held for sale.

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

As of June 30, 2022, our Same Store segment included 64 apartment communities with 22,022 apartment homes and our Other Real Estate segment included 11 apartment communities with 3,341 apartment homes.

The following tables present the total revenues, property operating expenses, proportionate property net operating income (loss), and income (loss) before income tax (expense) benefit of our segments on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of June 30, 2022 (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended June 30, 2022:
Total revenues	$142,066	$17,279	$20,047	$4,108	$183,500
Property operating expenses	37,556	6,765	9,691	9,775	63,787
Other operating expenses not allocated to segments (3)	—	—	—	80,913	80,913
Total operating expenses	37,556	6,765	9,691	90,688	144,700
Proportionate property net operating income (loss)	104,510	10,514	10,356	(86,580)	38,800
Other items included in income before income tax expense (4)	—	—	—	174,358	174,358
Income before income tax expense	$104,510	$10,514	$10,356	$87,778	$213,158

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six months ended June 30, 2022:
Total revenues	$280,174	$32,113	$39,744	$12,947	$364,978
Property operating expenses	75,059	12,873	19,698	19,393	127,023
Other operating expenses not allocated to segments (3)	—	—	—	176,077	176,077
Total operating expenses	75,059	12,873	19,698	195,470	303,100
Proportionate property net operating income (loss)	205,115	19,240	20,046	(182,523)	61,878
Other items included in income before income tax expense (4)	—	—	—	552,085	552,085
Income before income tax expense	$205,115	$19,240	$20,046	$369,562	$613,963

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended June 30, 2021:
Total revenues	$134,478	$1,840	$19,400	$22,615	$178,333
Property operating expenses	38,990	1,263	10,050	14,455	64,758
Other operating expenses not allocated to segments (3)	—	—	—	83,527	83,527
Total operating expenses	38,990	1,263	10,050	97,982	148,285
Proportionate property net operating income (loss)	95,488	577	9,350	(75,367)	30,048
Other items included in income (loss) before income tax benefit (4)	—	—	—	(51,770)	(51,770)
Income (loss) before income tax benefit	$95,488	$577	$9,350	$(127,137)	$(21,722)

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six months ended June 30, 2021:
Total revenues	$268,036	$3,004	$38,623	$45,083	$354,746
Property operating expenses	76,891	2,396	19,814	30,274	129,375
Other operating expenses not allocated to segments (3)	—	—	—	166,097	166,097
Total operating expenses	76,891	2,396	19,814	196,371	295,472
Proportionate property net operating income (loss)	191,145	608	18,809	(151,288)	59,274
Other items included in income (loss) before income tax expense (4)	—	—	—	11,199	11,199
Income (loss) before income tax expense	$191,145	$608	$18,809	$(140,089)	$70,473

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
(3)
Includes depreciation and amortization, general and administrative expenses, and other (income) expenses, net, and may also include provision for real estate impairment loss and write-offs of deferred leasing commissions, which are not included in our measure of segment performance.
(4)
Includes gain on dispositions of real estate and derecognition of leased properties, interest income, including interest income related to the leased properties, interest expense, loss from unconsolidated real estate partnerships, and loss on extinguishment of debt.

The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	June 30, 2022	December 31, 2021
Same Store	$3,978,640	$3,962,175
Other Real Estate	1,270,661	788,572
Corporate and other assets (1)	1,183,984	1,689,613
Total consolidated assets	$6,433,285	$6,440,360
(1)
Includes the assets not allocated to our segments including: (i) corporate assets; (ii) our note receivable from Aimco, which was partially paid off during the second quarter of 2022; (iii) our mezzanine loan investment; and (iv) assets of leased apartment communities, sold properties, or properties classified as held for sale as of June 30, 2022.

For the six months ended June 30, 2022 and 2021, capital additions related to our segments were as follows (in thousands):

	2022	2021
Same Store	$72,768	$53,930
Other Real Estate	16,891	300
Total capital additions	$89,659	$54,230

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. This Quarterly Report on Form 10-Q contains information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding: the ongoing relationship between AIR and Aimco following the Separation; the payment of dividends and distributions in the future; the impact of the COVID-19 pandemic, including our ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding consumer demand, growth in revenue and strength of other performance metrics and models; the effect of acquisitions and dispositions; expectations regarding acquisitions as well as sales and joint ventures and the use of proceeds thereof; the availability and cost of corporate debt; our ability to comply with debt covenants; and risks related to the provision of property management services to Aimco and our ability to collect property management related fees.

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

•
Pursue a simple, efficient, and predictable business model with a low-risk premium.
•
Maintain a high quality and diversified portfolio of stabilized multi-family properties.
•
Improve our best-in-class property operations platform to generate above-market organic growth.
•
Maintain an efficient cost structure with general and administrative expenses less than or equal to 15 basis points of gross asset value.
•
Maintain a flexible, low levered balance sheet with access to public debt markets.
•
Enhance portfolio quality through a disciplined approach to capital allocation, targeting accretive opportunities on a leverage neutral basis.
•
Develop private capital partnerships as a source of equity capital for accretive growth.
•
Continue our commitment to corporate responsibility with transparent and measurable goals.

We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point. As of June 30, 2022, our portfolio included 75 apartment communities with 25,363 apartment homes in which we held an average ownership of approximately 88%.

Our business is organized around four areas of strategic focus: operational excellence; portfolio management; balance sheet; and team and culture. The results from the execution of our business plan are further described in the sections that follow.

Operational Excellence

Same Store highlights for the second quarter of 2022 include:

•
Revenue increased by 11.6% and NOI increased by 16.4%, respectively, compared to the second quarter of 2021;
•
NOI margins were 73.6%, up 304 basis points from the second quarter of 2021; and
•
For leases becoming effective during the quarter, new lease rents increased by 18.9% and renewal rents increased by 11.1%, for a weighted-average increase of 14.3%;

Same Store Markets

In the second quarter, AIR enjoyed stronger than typical consumer demand across all markets. Signed new lease rates were up 18.4% from the prior lease, with renewals up 10.6%, resulting in a weighted-average increase of 14.1%. We saw sequential declines in ADO, associated with higher move out volume during the summer leasing season. Second quarter ADO of 96.8% was 160 basis points higher than the prior year.

2021 Acquisition Performance

Included in AIR's acquisition portfolio are five properties acquired in 2021. Leasing at these properties has exceeded our expectations. Transacted new lease rates were up 28%, with renewals up 25%, resulting in a weighted-average increase of 26%. Fourth quarter revenue growth in this portfolio, the first reporting period with a year-over-year comparison, is anticipated to be 600 basis points above the Same Store portfolio. We anticipate our 2022 acquisitions will also grow faster than the Same Store portfolio. We will report their results as comparative data becomes available.

Portfolio Management

Our portfolio of apartment communities is diversified across primarily "A" and "B" price points, averaging “B/B+” in quality, and also across eight core markets in the United States. Since Separation, we have reduced our allocation to New York City and Chicago and increased our investment in Miami-Dade and Broward counties to 18% of GAV.

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

AIR uses "paired trades" to fund acquisitions, basing our cost of capital on the anticipated unlevered internal rates of return ("IRR") of the communities sold. We require an unlevered IRR at least 200 basis points higher on the communities purchased. As our cost of capital has increased, we have raised our required returns. We seek to sell communities with lower expected free cash flow ("FCF") internal rates of return and reinvest the proceeds from such sales in accretive uses such as capital enhancements, share repurchases, and selective acquisitions of stabilized communities with projected FCF internal rates of return higher than expected from the communities being sold. When the cost of capital is favorable, we will look to grow through the acquisition of stabilized apartment communities that we believe we can operate better than their previous owners. Through this disciplined approach to capital allocation, we expect to increase the quality and expected growth rate of our portfolio.

Since Separation, we have acquired $1.4 billion of properties new to the AIR operating platform. This represents approximately 11% of our portfolio; our target is 30%. In a typical AIR Edge acquisition, the acquired property will experience NOI growth at market rates for six to 12 months, as the property is integrated onto AIR’s platform. During the following two to four years, NOI growth is expected to exceed the market growth rate by two or three times.

For example, AIR acquired five properties in 2021, at a cost of approximately $730 million. At the time, market cap rates were in the high 3% range. With confidence in the AIR Edge, we underwrote a first year yield of 4.3% and a long-term unlevered IRR of approximately 9%. We now expect these acquisitions will outperform their first-year underwriting by $2.6 million, or 9%, increasing the annualized fourth quarter 2022 yield to 5.0% and the expected long-term unlevered IRRs to over 11%.

When market conditions change, AIR adjusts its target returns and spreads to reflect the new environment. AIR seeks acquisitions that are accretive to earnings in the near term and that generate unlevered IRRs at least 200 basis points higher than the expected returns of the properties sold in the paired trade.

Transactions

Acquisitions

During the three months ended June 30, 2022 and through July, we acquired four apartment communities, one located in the Washington, D.C. area and three located in South Florida, with 1,351 apartment homes for a total purchase price of $640.1 million.

We also reached an agreement with Aimco to cancel existing master leases at four properties owned by AIR and leased to Aimco for the purpose of their development. With the developments largely completed, we agreed to terminate the leases for a payment of $200 million. The four properties include 865 apartment homes with average monthly rents of approximately $3,400 per home.

In aggregate, we anticipate a first year NOI yield of 4.0%. The yield is anticipated to grow to 5.0%, annualized, by the third quarter of next year. The expected unlevered IRR is approximately 9%.

Dispositions

During the three months ended June 30, 2022, we sold four apartment communities, three located in California and one in Virginia, with 718 apartment homes, for gross proceeds of $203.1 million at a trailing twelve-month NOI cap rate of 4.7%, reflecting AIR’s low property tax basis. Adjusting for market rate real estate taxes, the NOI cap rate is 4.0%. Net sales proceeds, after transaction costs and repayment of debt at the sold properties, were $186.6 million.

During the balance of 2022, we anticipate selling approximately $550 million of communities in suburban Boston and New York City, at expected trailing twelve-month NOI cap rates of approximately 4%. The proceeds are expected to be used to fund the Aimco lease cancellation, the four apartment communities acquired in 2022, and the completed share repurchases.

Capital Allocation – Share Repurchases

During the three months ended June 30, 2022, AIR repurchased 2.9 million shares for $125 million, an average price of $42.93 per share. We are authorized to purchase an additional $375 million of shares. We regularly consider buybacks relative to alternative uses of capital.

Balance Sheet

We seek to increase financial returns by using leverage with appropriate caution. We limit risk through our balance sheet structure, employing low leverage and primarily long-dated debt. We target a leverage to EBITDAre ratio of approximately 5:5:1, and anticipate the actual ratio will vary based on the timing of transactions. We maintain financial flexibility through ample unused and available credit, holding properties with substantial value unencumbered by property debt, maintaining an investment grade rating, and using partners’ capital when it enhances financial returns or reduces investment risk.

Components of Leverage

Our leverage includes our share of long-term, non-recourse property debt encumbering our apartment communities, together with outstanding borrowings under our revolving credit facility, our term loans, unsecured notes payable, and preferred equity.

During the three months ended June 30, 2022, we issued three tranches of guaranteed, senior unsecured notes, totaling $400 million at a weighted-average effective interest rate of 4.3%, inclusive of the previously placed treasury lock, and a weighted-average maturity of eight years.

Proceeds from the offering were used to repay borrowings on our revolving credit facility. The private placement of unsecured notes is an important step in the transition of AIR from a secured borrower to a primarily unsecured borrower.

During the three months ended June 30, 2022, we received $400 million from Aimco in payment on its note to AIR, inclusive of a $12.9 million prepayment penalty. The $147 million balance and a $4.5 million prepayment penalty were repaid in July. Proceeds were used to repay $350 million in term loans and to reduce borrowings on our revolving credit facility.

Please see the Liquidity and Capital Resources section for additional information regarding our leverage and the Leverage Ratios subsection of the Non-GAAP Measures section for further information about the calculation of our leverage ratios.

Liquidity

We use our revolving credit facility for working capital, other short-term purposes, and to secure letters of credit. As of June 30, 2022, our share of cash and restricted cash, excluding amounts related to tenant security deposits, was $83.6 million and we had the capacity to borrow up to $840.9 million under our revolving credit facility, bringing total liquidity to $924.5 million.

We manage our financial flexibility by maintaining an investment grade rating from S&P and holding communities that are unencumbered by property debt. As of June 30, 2022, we held unencumbered apartment communities with an estimated fair market value of approximately $7.8 billion, more than double the amount from December 31, 2020.

We anticipate seeking an investment grade credit rating from Moody’s. In assigning ratings, Moody’s places significant emphasis on the amount of non-recourse property debt as a percentage of the undepreciated book value of a borrower’s assets. We have lowered the amount of non-recourse property debt by $1.5 billion since December 31, 2020. At June 30, 2022, the AIR share of non-recourse property debt represented 19% of undepreciated book value.

Dividends

On July 26, 2022, our Board of Directors declared a quarterly cash dividend of $0.45 per share of AIR Common Stock. This amount is payable on August 30, 2022, to stockholders of record on August 19, 2022.

In setting AIR's 2022 dividend, our Board of Directors targeted a dividend level of approximately 75% of full year FFO per share.

The after-tax dividend will benefit from AIR's refreshed tax basis. Two-thirds of the 2021 dividend was a tax- free return of capital while the remaining one-third was taxable at capital gain rates. In the same year, approximately 60% of peer dividends were taxed at ordinary income rates, with the remaining 40% taxed at capital gain rates.

In 2022, we currently project a majority of our dividend will be taxed at capital gain rates, with the remainder taxed at ordinary income rates. We believe the tax characteristics of our dividend makes our stock more attractive to taxable investors, such as foreign investors, taxable individuals, and corporations by comparison to peer shares whose dividends are taxed at higher rates.

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

Corporate responsibility is a longstanding AIR priority and a key part of our culture. We are committed to transparency, and continuous improvement, as measured by GRESB. Based on UN Sustainable Development Goals, we have set targets for energy, water, and greenhouse gas reductions. We contracted for expert review of the environmental impacts of our properties, and we are considering various ways to improve portfolio resilience.

During the quarter, AIR was honored as a Kingsley Elite Five, ranking first among public multi-family companies and second among all multi-family companies in customer satisfaction.

In partnership with the National Leased Housing Association, we continue our longstanding commitment to offer AIR Gives Opportunity Scholarship to students living in affordable housing. During the quarter, we awarded 14 scholarships to students living in affordable housing.

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

Financial Highlights

Net income (loss) attributable to common stockholders per common share, on a dilutive basis, increased $1.38 and $3.23 for the three and six months ended June 30, 2022, compared to 2021, respectively, due primarily to gains on dispositions of real estate.

Pro forma FFO per share was $0.66 and $1.23 for the three and six months ended June 30, 2022, respectively, compared to $0.52 and $1.02, respectively, for 2021, due primarily to NOI growth and higher interest income from the $12.9 million prepayment penalty received from Aimco.

Results of Operations for the Three and Six Months Ended June 30, 2022, Compared to 2021

Property Operations

We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that: (i) are owned and managed by AIR, and (ii) had reached a stabilized level of operations. Our Other Real Estate segment includes five properties acquired in 2021, three properties acquired in the second quarter of 2022, and three communities we expect to sell or lease to a third party, but do not yet meet the criteria to be classified as held for sale.

As of June 30, 2022, our Same Store segment included 64 apartment communities with 22,022 apartment homes and our Other Real Estate segment included 11 apartment communities with 3,341 apartment homes.

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

Please see Note 10 to the condensed consolidated financial statements in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

	Three Months Ended June 30,		Historical Change		Change Attributable to Changes in Ownership		Change Excluding Changes in Ownership
(in thousands, except percentages)	2022	2021	$	%	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$142,066	$134,478	$7,588	5.6%	$(7,173)	(6.0%)	$14,761	11.6%
Other Real Estate	17,279	1,840	15,439	nm	—	—%	15,439	nm
Total	159,345	136,318	23,027	16.9%	(7,173)	(6.0%)	30,200	22.9%
Property operating expenses, net of utility reimbursements:
Same Store	37,556	38,990	(1,434)	(3.7%)	(1,471)	(3.8%)	37	0.1%
Other Real Estate	6,765	1,263	5,502	nm	—	—%	5,502	nm
Total	44,321	40,253	4,068	10.1%	(1,471)	(3.8%)	5,539	13.9%
Proportionate property net operating income:
Same Store	104,510	95,488	9,022	9.4%	(5,702)	(7.0%)	14,724	16.4%
Other Real Estate	10,514	577	9,937	nm	—	—%	9,937	nm
Total	$115,024	$96,065	$18,959	19.7%	$(5,702)	(7.0%)	$24,661	26.7%

For the three months ended June 30, 2022, compared to 2021, excluding changes attributable to changes in ownership, our Same Store proportionate property NOI increased by $14.7 million, or 16.4%. This increase was attributable primarily to a $14.8 million, or 11.6%, increase in rental and other property revenues due to a 750 basis point increase in residential rental rates, a 160 basis point increase in ADO to 96.8%, and a 200 basis point decrease in bad debt.

Other Real Estate proportionate property NOI for the three months ended June 30, 2022, compared to 2021, increased by $9.9 million, due primarily to the October 2021 acquisition of four properties located in the Washington, D.C. area and the June 2021 acquisition of City Center on 7th.

	Six Months Ended June 30,		Historical Change		Change Attributable to Changes in Ownership		Change Excluding Changes in Ownership
(in thousands, except percentages)	2022	2021	$	%	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$280,174	$268,036	$12,138	4.5%	$(14,292)	(5.9%)	$26,430	10.4%
Other Real Estate	32,113	3,004	29,109	nm	—	—%	29,109	nm
Total	312,287	271,040	41,247	15.2%	(14,292)	(5.9%)	55,539	21.1%
Property operating expenses, net of utility reimbursements:
Same Store	75,059	76,891	(1,832)	(2.4%)	(2,978)	(4.0%)	1,146	1.6%
Other Real Estate	12,873	2,396	10,477	nm	—	—%	10,477	nm
Total	87,932	79,287	8,645	10.9%	(2,978)	(4.0%)	11,623	14.9%
Proportionate property net operating income:
Same Store	205,115	191,145	13,970	7.3%	(11,314)	(6.8%)	25,284	14.1%
Other Real Estate	19,240	608	18,632	nm	—	—%	18,632	nm
Total	$224,355	$191,753	$32,602	17.0%	$(11,314)	(6.8%)	$43,916	23.8%
For the six months ended June 30, 2022, compared to 2021, excluding changes attributable to changes in ownership, our Same Store proportionate property NOI increased by $25.3 million, or 14.1%. This increase was attributable primarily to a $26.4 million, or 10.4%, increase in rental and other property revenues due to a 620 basis point increase in residential rental rates, a 210 basis point increase in ADO to 97.4%, and a 130 basis point decrease in bad debt.

The increase in proportionate property NOI was offset partially by an increase of $1.1 million, or 1.6%, in Same Store property operating expenses, due primarily to an increase in controllable operating expenses of $1.0 million, or 2.7%.

Other Real Estate proportionate property NOI for the six months ended June 30, 2022, compared to 2021, increased by $18.6 million, due primarily to the October 2021 acquisition of four properties located in the Washington, D.C. area and the June 2021 acquisition of City Center on 7th.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, and the results of apartment communities sold or held for sale, which we do not allocate to our segments for purposes of evaluating segment performance.

For the three months ended June 30, 2022, compared to 2021, non-segment real estate operations decreased by $13.8 million, due primarily to $13.0 million of lower NOI attributable to properties sold subsequent to June 30, 2021.

For the six months ended June 30, 2022, compared to 2021, non-segment real estate operations decreased by $21.3 million, due primarily to $22.9 million of lower NOI attributable to properties sold subsequent to June 30, 2021.

Depreciation and Amortization

For the three and six months ended June 30, 2022, compared to 2021, depreciation and amortization expense was relatively flat.

General and Administrative Expenses

For the three months ended June 30, 2022, compared to 2021, general and administrative (“G&A”) expenses were relatively flat.

For the six months ended June 30, 2022, compared to 2021, G&A expenses increased by $2.3 million, or 23.8%, due primarily to higher personnel costs.

Other (Income) Expenses, Net

Other (income) expenses, net, includes costs associated with our risk management activities, partnership administration expenses, and certain non-recurring items.

For the three months ended June 30, 2022, compared to 2021, other (income) expenses, net, increased by $5.6 million, due primarily to a gain on the sale of a cost basis investment, offset partially by business transformation costs, early termination fees, and legal expenses.

For the six months ended June 30, 2022, compared to 2021, other expenses, net decreased by $4.4 million, or 82.5%, due primarily to a gain on the sale of a cost basis investment, noted above, offset partially by higher legal expenses.

Interest Income

For the three and six months ended June 30, 2022, compared to 2021, interest income increased by $10.0 million, or 63.6%, and $7.5 million, or 23.6%, respectively, due primarily to a $12.9 million prepayment penalty from the partial note repayment from Aimco during the second quarter of 2022, offset partially by $2.3 million of interest income earned in the second quarter of 2021 associated with our previous investment in a securitization trust.

Interest income for the three and six months ended June 30, 2022 includes $6.4 million and $13.3 million, respectively, of income associated with our note receivable from Aimco, and $6.5 million and $13.1 million, respectively, of rental payments which GAAP characterizes as interest income, associated with properties leased. Interest income for the three and six months ended June 30, 2021, includes $6.9 million and $13.9 million, respectively, of income associated with our note receivable from Aimco, and $6.5 million and $12.9 million, respectively, of interest income associated with properties leased. As noted above, we reached an agreement with Aimco during the three months ended June 30, 2022 to cancel the existing leases, expected to occur in third quarter of 2022, and Aimco repaid $400 million of its note receivable during the second quarter of 2022, and the remaining $147 million balance in July 2022.

Interest Expense

For the three and six months ended June 30, 2022, compared to 2021, interest expense decreased by $7.6 million, or 22.7%, and $21.5 million, or 30.9%, respectively, due primarily to the deleveraging of AIR's balance sheet.

Loss on Extinguishment of Debt

For the three months ended June 30, 2022, compared to 2021, loss on extinguishment of debt decreased by $37.2 million, due to prepayment penalties incurred in 2021 associated with the deleveraging of AIR's balance sheet and the write-off of deferred financing costs associated with our previous revolving credit facility in 2021.

For the six months ended June 30, 2022, compared to 2021, loss on extinguishment of debt decreased $14.5 million, due to the timing of prepayment penalties associated with the deleveraging of AIR's balance sheet.

Gain on Dispositions of Real Estate and Derecognition of Leased Properties

During the three and six months ended June 30, 2022, we recognized $175.6 million and $587.6 million of gain on dispositions of real estate.

Apartment communities sold during the three and six months ended June 30, 2022 are summarized below (dollars in millions):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Number of apartment communities sold	4	12
Gross proceeds	$203.1	$781.1
Net proceeds (1)	$186.6	$646.8
(1)
Net proceeds for the three and six months ended June 30, 2022, are after repayment of $14.6 million and $114.0 million, respectively, of property debt, net working capital settlements, payment of transaction costs, and debt prepayment penalties, if applicable.

During the three and six months ended June 30, 2021, we recognized $3.4 million and $87.4 million, respectively, of gain associated with the derecognition of assets leased. There were no apartment communities sold during the three and six months ended June 30, 2021.

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

For the three months ended June 30, 2022, we recognized income tax expense of $1.5 million, compared to an income tax benefit of $2.0 million during the same period in 2021.

For the six months ended June 30, 2022, we recognized income tax expense of $0.9 million, compared to $1.0 million during the same period in 2021.

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

NAREIT FFO and Pro forma FFO are calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to AIR common stockholders	$196,722	$(18,030)	$572,603	$65,166
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	73,922	69,588	155,379	139,083
Gain on dispositions of real estate and derecognition of leased properties, net of noncontrolling partners' interest	(175,450)	(3,353)	(587,453)	(87,385)
Income tax adjustments related to gain on dispositions and other tax-related items	(1,100)	(1,528)	(1,100)	272
Common noncontrolling interests in AIR OP’s share of above adjustments	6,240	(3,217)	26,281	(2,573)
Amounts allocable to participating securities	88	(7)	296	—
NAREIT FFO attributable to AIR common stockholders	$100,422	$43,453	$166,006	$114,563
Adjustments:
Loss on extinguishment of debt (1)	—	37,150	23,636	38,160
Separation, business transformation, and transition related costs (2)	1,593	300	2,462	2,465
Non-cash straight-line rent (3)	642	669	1,284	1,337
Incremental cash received from leased properties (4)	170	147	323	308
Other	152	797	355	780
Common noncontrolling interests in AIR OP’s share of above adjustments	(154)	(1,942)	(1,719)	(2,140)
Amounts allocable to participating securities	(6)	(14)	(19)	(14)
Pro forma FFO	$102,819	$80,560	$192,328	$155,459

Weighted-average common shares outstanding – basic	155,927	154,608	156,327	151,609
Dilutive common share equivalents	209	504	280	474
Pro forma shares and dilutive share equivalents used to calculate Pro forma FFO per share	156,136	155,112	156,607	152,083

Net income (loss) attributable to AIR per share – diluted	$1.26	$(0.12)	$3.66	$0.43
NAREIT FFO per share – diluted	$0.64	$0.28	$1.06	$0.75
Pro forma FFO per share – diluted	$0.66	$0.52	$1.23	$1.02
(1)
During 2022 and 2021, we incurred debt extinguishment costs related to the prepayment of debt. We excluded these costs from Pro forma FFO because we believe they are not representative of future cash flows.
(2)
During 2022, we incurred consulting, placement, legal, and other transformation related costs as we fully implement AIR’s business model, including projects intended to increase efficiency and reduce costs in future periods. During 2021, we incurred tax, legal and other costs in connection with the Separation. We excluded these costs from Pro forma FFO because we believe they are not related to ongoing operating performance.
(3)
In 2018, we assumed a 99-year ground lease with scheduled rent increases. Due to the terms of the lease, GAAP rent expense will exceed cash rent payments until 2076. We include the cash rent payments for this ground lease in Pro forma FFO but exclude the incremental straight-line non-cash rent expense. The rent expense for this lease is included in other (income) expenses, net, in our condensed consolidated statements of operations.
(4)
We have certain properties leased. Due to the terms of these leases, cash received in 2022 and 2021 exceeded GAAP income. We include the cash lease income in Pro forma FFO.

During the three and six months ended June 30, 2022, we sold our 2% cost basis investment in the portfolio serving as collateral for the Aimco note. We recognized $7.2 million of gain on dispositions of unconsolidated real estate partnerships in connection with the sale, or $5.4 million, net of tax. Consistent with prior treatment of gains on cost basis investments, this gain has been included in the determination of FFO given we consider the investment to be incidental to our main business as a REIT. Specifically, we only held the 2% interest in order to provide additional collateral for our short-term loan to Aimco and for tax planning associated with the Separation. Please see the Results of Operations section for discussion of the factors affecting our Pro forma FFO for 2022.

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

Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and includes our share of the long-term, non-recourse property debt, outstanding borrowings under our revolving credit facility, term loans, and unsecured notes. Proportionate Debt excludes unamortized debt issuance costs because these amounts represent cash expended in earlier periods and do not reduce our contractual obligations. We reduce our recorded debt by the amounts of cash and restricted cash on-hand (which are primarily restricted under the terms of our property debt agreements), excluding tenant security deposits included in restricted cash, assuming the remaining amounts of cash and restricted cash would be used to reduce our outstanding leverage. We further reduce our recorded debt by our remaining note receivable from Aimco, the proceeds of which were used in July 2022 to repay borrowings on our revolving credit facility.

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

The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios, is as follows (in thousands):

June 30, 2022
Total indebtedness	$3,368,457
Adjustments:
Debt issuance costs related to non-recourse property debt and term loans	15,570
Proportionate share adjustments related to debt obligations	(393,320)
Cash and restricted cash	(100,891)
Tenant security deposits included in restricted cash	10,626
Proportionate share adjustments related to cash and restricted cash	6,716
Note receivable from Aimco	(147,039)
Proportionate Debt	$2,760,119
Perpetual preferred stock	2,000
Preferred noncontrolling interests in AIR Operating Partnership	79,330
Net Leverage	$2,841,449

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

The reconciliation of net income to EBITDAre and Adjusted EBITDAre, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended
June 30, 2022
Net income	$211,659
Adjustments:
Interest expense	26,027
Income tax expense	1,499
Depreciation and amortization	78,656
Gain on dispositions of real estate and derecognition of leased properties	(175,606)
EBITDAre	$142,235
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(381)
EBITDAre adjustments attributable to noncontrolling interests and unconsolidated real estate partnerships	(7,285)
Interest income and prepayment penalties on note receivable from Aimco	(19,297)
Pro forma FFO adjustments, net (1)	6,176
Adjusted EBITDAre	$121,448
Annualized Adjusted EBITDAre, unadjusted for non-recurring items	$485,792
Removal of annualization impact for non-recurring items (2)	(21,731)
Annualized Adjusted EBITDAre	$464,061
(1)
Pro forma FFO adjustments, net, includes pro forma adjustments to NAREIT FFO under the heading NAREIT Funds From Operations and Pro forma Funds From Operations, excluding items that are not included in EBITDAre such as prepayment penalties, net, and amounts attributable to noncontrolling interest share. EBITDAre has also been adjusted by $4.5 million to reflect the acquisition of three apartment communities as of April 1, 2022 and a $1.0 million adjustment to reflect the disposition of four apartment communities during the period as if the transactions also closed on April 1, 2022.
(2)
Second quarter 2022 EBITDAre benefits from a $7.2 million gain on dispositions of unconsolidated real estate partnerships. This amount was not annualized in the computation of Annualized Adjusted EBITDAre.

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

As of June 30, 2022, our available liquidity was $924.5 million, which consisted of:

•
$68.4 million in cash and cash equivalents;
•
$15.2 million of restricted cash, excluding amounts related to tenant security deposits, which consists primarily of escrows held by lenders for capital additions, property taxes, and insurance; and
•
$840.9 million of available capacity to borrow under our revolving credit facility after consideration of letters of credit.

Additional liquidity may also be provided through future secured and unsecured financings.

Uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners, and acquisitions of apartment communities. We use our cash and cash equivalents and our cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to meet our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and debt refinancings. We may use our revolving credit facility for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, including apartment community acquisitions, primarily through secured and unsecured borrowings, the issuance of equity securities (including OP Units), the sale of apartment communities, and cash generated from operations. Additionally, we expect to meet our liquidity requirements associated with our debt maturities.

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021.

Leverage and Capital Resources

The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Any adverse changes in the lending environment could negatively affect our liquidity. We believe we have mitigated much of this exposure by reducing our short and intermediate-term maturity risk through refinancing such loans with long-dated debt. Additionally, we entered into floating to fixed interest rate swaps for $830 million notional principal value of debt, further reducing our exposure to increasing interest rates. However, if financing options become unavailable for our future debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending, or proceeds from apartment community dispositions.

The combination of non-recourse property-level debt, borrowings under our term loans, unsecured notes payable, revolving credit facility, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage was 6.9 years as of June 30, 2022 with a weighted-average interest rate of 3.8%. The interest rate on our fixed rate loans is 3.3% and on our floating rate loans is 3.6% and 7% of our debt will reprice before 2025, after consideration of the interest rate swaps.

Under our unsecured notes payable and revolving credit facility, we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. The financial covenants we are required to maintain include a Maximum Leverage ratio of no greater than 0.60 to 1.00; a Fixed Charge Coverage Ratio of greater than 1.5x, a Maximum Secured Indebtedness to Total Assets ratio of no greater than 0.45 to 1.00 through March 31, 2023, and 0.40 to 1.00 thereafter, a Maximum Unsecured Leverage ratio no greater than 0.60 to 1.00, and a Minimum Unsecured Interest Coverage Ratio no greater than 1.50 to 1.00. We were in compliance with these covenants as of June 30, 2022 and expect to remain in compliance during the next 12 months.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.

Operating Activities

For the six months ended June 30, 2022, net cash provided by operating activities was $201.5 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, and changes in working capital items. Cash provided by operating activities for the six months ended June 30, 2022, increased by $107.7 million compared to the same period in 2021, due primarily to favorable timing of working capital and a higher contribution from our apartment communities.

Investing Activities

For the six months ended June 30, 2022, our net cash provided by investing activities of $574.7 million consisted primarily of proceeds from dispositions of real estate and proceeds from the partial repayment of the notes receivable from Aimco, offset partially by purchases of real estate and capital expenditures.

Capital additions totaled $89.7 million and $54.2 million during the six months ended June 30, 2022 and 2021, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

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

•
initial capital expenditures, which represent capital additions contemplated in the underwriting at our recently acquired communities. These amounts are considered in the underwriting of the acquisition and are therefore included with the purchase price when determining expected returns; and
•
casualty, which represents capitalized costs incurred in connection with the restoration of an apartment community after a casualty event.

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

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows, are presented below (in thousands):

	Six Months Ended June 30,
	2022	2021
Capital replacements	$13,335	$13,916
Capital improvements	6,924	3,525
Capital enhancements	44,002	32,778
Initial capital expenditures	12,806	1,763
Casualty	10,986	1,262
Entitlement and planning	1,606	986
Total capital additions	$89,659	$54,230
Plus: additions related to apartment communities sold and held for sale	140	7,417
Consolidated capital additions	$89,799	$61,647
Plus: net change in accrued capital spending	800	14,822
Total capital expenditures per condensed consolidated statements of cash flows	$90,599	$76,469

For the six months ended June 30, 2022 and 2021, we capitalized $0.7 million and $1.1 million of interest costs, respectively, and $7.7 million and $7.9 million of indirect costs, respectively.

Financing Activities

Net cash used in financing activities of $768.0 million for the six months ended June 30, 2022 consisted primarily of repayments of non-recourse property debt and term loans, offset partially by proceeds from the issuance of unsecured notes payable. Net cash provided by financing activities of $112.9 million for the same period in 2021 consisted primarily of proceeds from term loans and the issuance of common stock, offset partially by repayments of non-recourse property debt and term loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, on a consolidated basis, we had approximately $800.0 million of outstanding borrowings on our term loans, $88.5 million of variable-rate property-level debt outstanding, and $148.0 million of variable-rate borrowings under our revolving credit facility. We estimate that a change in the floating rate of 100 basis points with constant credit risk spreads would increase or decrease interest expense by $2.1 million on an annual basis, after consideration of our interest rate swaps.

As of June 30, 2022, we had $100.9 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.

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

Changes in Internal Control Over Financial Reporting

There has been no change in AIR’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, AIR’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes from the risk factors in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

AIR

Unregistered Sales of Equity Securities

From time to time, we may issue shares of Common Stock in exchange for OP Units, defined under The AIR Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. We may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended June 30, 2022, we did not issue any shares of Common Stock in exchange for OP Units or limited partnership interests in consolidated real estate partnerships.

Repurchases of Equity Securities

The following table summarizes AIR's share repurchases during the three months ended June 30, 2022:

Fiscal period	Total Number of Shares Repurchased	Average Price Paid per Unit	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Repurchased Under Plans or Programs (in thousands) (1)
April 1 - April 30, 2022	—	$—	—	$500,000
May 1 - May 31, 2022	1,259,594	$44.17	1,259,594	$444,361
June 1 - June 30, 2022	1,652,167	$41.98	1,652,167	$375,000
Total	2,911,761	$42.93	2,911,761
(1)
AIR's Board of Directors has, from time to time, authorized AIR to repurchase shares of its outstanding capital stock. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

The AIR Operating Partnership

Unregistered Sales of Equity Securities

The AIR Operating Partnership did not issue any unregistered OP Units during the three months ended June 30, 2022.

Repurchases of Equity Securities

The AIR Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than AIR have the right to redeem their common OP Units for cash or, at our election, shares of AIR Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended June 30, 2022, no common OP Units were redeemed in exchange for Common Stock.

The following table summarizes the AIR Operating Partnership’s repurchases, or redemptions in exchange for cash, of common OP Units during the three months ended June 30, 2022:

Fiscal period	Total Number of Units Repurchased	Average Price Paid per Unit	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (1)
April 1 - April 30, 2022	1,290	$52.99	N/A	N/A
May 1 - May 31, 2022	10,087	$53.00	N/A	N/A
June 1 - June 30, 2022	4,303	$44.17	N/A	N/A
Total	15,680	$53.12

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

1.1

Form of Equity Distribution Agreement, dated May 6, 2022, among Apartment Income REIT Corp., AIR OP, the Agents, the Forward Sellers and the Forward Purchasers (Exhibit 1.1 to AIR’s Current Report on Form 8-K dated May 6, 2022, is incorporated herein by this reference)

1.2

Form of Master Forward Confirmation, dated May 6, 2022, between Apartment Income REIT Corp. and each Forward Purchaser (Exhibit D to Exhibit 1.1 to AIR’s Current Report on Form 8-K dated May 6, 2022, is incorporated herein by this reference)

3.1	Amended and Restated Charter of Apartment Income REIT Corp. (Exhibit 3.1 to AIR’s Current Report on Form 8-K dated December 15, 2020, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws of Apartment Income REIT Corp. (Exhibit 3.4 to AIR’s Current Report on Form 8-K dated December 15, 2020, is incorporated herein by this reference)

4.1

Note and Guarantee Agreement, dated June 29, 2022, by and among Apartment Income REIT, L.P., Apartment Income REIT Corp., and the Purchasers party thereto (Exhibit 4.1 to AIR's Current Report on Form 8-K dated June 29, 2022, is incorporated herein by this reference)

4.2

Affiliate Guarantee Agreement, dated June 29, 2022, by and among AIR REIT Sub 1, LLC, AIR REIT Sub 2, LLC, AIR Subsidiary REIT I, LLC and AIR/Bethesda Holdings, Inc. (Exhibit 4.2 to AIR's Current Report on Form 8-K dated June 29, 2022, is incorporated herein by this reference)

10.1	Seventh Amended and Restated Partnership Agreement of Apartment Income REIT, L.P. (Exhibit 10.1 to AIR’s Quarterly Report on Form 10-Q dated May 4, 2022, is incorporated herein by this reference)

10.2

Amendment to Master Leasing Agreement by and between Apartment Income REIT, L.P. and Aimco Development Company, LLC, dated as of May 19, 2022 (Exhibit 10.1 to AIR’s Current Report on Form 8-K dated May 19, 2022, is incorporated herein by this reference)

10.3

Amendment to Master Leasing Agreement by and between Apartment Income REIT, L.P. and Aimco Development Company, LLC, dated as of June 14, 2022 (Exhibit 10.1 to AIR's Current Report on Form 8-K dated June 14, 2022, is incorporated herein by this reference)

10.4

Amendment to Mezzanine Note Agreement by and between Apartment Income REIT, L.P. and Aimco Development Company, LLC, dated as of June 17, 2022 (Exhibit 10.2 to AIR's Current Report on Form 8-K dated June 14, 2022, is incorporated herein by this reference)

31.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Apartment Income REIT Corp.

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

The following materials from AIR’s and the AIR Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity and partners’ capital; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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

Date: July 29, 2022