Form 10-Q
period 2022-09-30
Apartment Income REIT Corp.; Apartment Income REIT, L.P.
filed 2022-11-07
CIK 1820877, 926660

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Apartment Income REIT Corp. Class A Common Stock outstanding as of November 2, 2022: 149,928,321

EXPLANATORY NOTE

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2022, of Apartment Income REIT Corp. (“AIR”), Apartment Income REIT, L.P. (“AIR Operating Partnership”), and their consolidated subsidiaries. The AIR Operating Partnership’s condensed consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership, and their consolidated subsidiaries, collectively.

AIR, a Maryland corporation, is a self-administered and self-managed real estate investment trust. AIR, through wholly-owned subsidiaries, is the general and special limited partner of the AIR Operating Partnership. As of September 30, 2022, AIR owned approximately 92.1% of the legal interest in the common partnership units of the AIR Operating Partnership (“OP Units”) and 93.8% of the economic interest in the AIR Operating Partnership. The remaining 7.9% legal interest is owned by third-party limited partners. The legal ownership percentage is based on outstanding common stock and common OP Units, including unvested restricted stock and unvested LTIP units. The economic ownership percentage includes any unvested restricted stock and unvested LTIP units to the extent they are considered participating securities, as defined by accounting principles generally accepted in the United States (“GAAP”). As the sole general partner of the AIR Operating Partnership, AIR has exclusive control of the AIR Operating Partnership’s day-to-day management.

The AIR Operating Partnership holds all of AIR’s assets and manages the daily operations of AIR’s business. Pursuant to the AIR Operating Partnership agreement, AIR is required to contribute to the AIR Operating Partnership all proceeds from the offerings of its securities. In exchange for the contribution of such proceeds, AIR receives additional interests in the AIR Operating Partnership with terms substantially similar to the stock issued by AIR.

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

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Buildings and improvements	$6,742,347	$5,720,267
Land	1,296,223	1,164,814
Total real estate	8,038,570	6,885,081
Accumulated depreciation	(2,370,792)	(2,284,793)
Net real estate	5,667,778	4,600,288
Cash and cash equivalents	87,732	67,320
Restricted cash	26,914	25,441
Note receivable from Aimco	—	534,127
Leased real estate assets	—	466,355
Goodwill	32,286	32,286
Other assets, net	779,205	568,051
Assets held for sale	128,538	146,492
Total assets	$6,722,453	$6,440,360

LIABILITIES AND EQUITY
Non-recourse property debt, net	$2,019,417	$2,294,739
Term loans, net	796,334	1,144,547
Revolving credit facility borrowings	479,000	304,000
Unsecured notes payable, net	397,417	—
Total indebtedness	3,692,168	3,743,286
Accrued liabilities and other	758,441	592,774
Liabilities related to assets held for sale	472	85,775
Total liabilities	4,451,081	4,421,835

Commitments and contingencies (Note 6)

Preferred noncontrolling interests in AIR Operating Partnership	79,330	79,370

Equity:
Perpetual preferred stock	2,000	2,129
Common Stock, $0.01 par value, 1,021,175,000 shares authorized at September 30, 2022 and December 31, 2021, and 152,993,448 and 156,998,367 shares issued/outstanding at September 30, 2022 and December 31, 2021, respectively	1,530	1,570
Additional paid-in capital	3,583,111	3,763,105
Accumulated other comprehensive income	45,948	—
Distributions in excess of earnings	(1,589,409)	(1,953,779)
Total AIR equity	2,043,180	1,813,025
Noncontrolling interests in consolidated real estate partnerships	(76,200)	(70,883)
Common noncontrolling interests in AIR Operating Partnership	225,062	197,013
Total equity	2,192,042	1,939,155
Total liabilities, preferred noncontrolling interests in AIR Operating Partnership, and equity	$6,722,453	$6,440,360

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Rental and other property revenues	$198,413	$190,082	$558,686	$541,533
Other revenues	2,458	1,695	7,163	4,990
Total revenues	200,871	191,777	565,849	546,523

EXPENSES
Property operating expenses	71,250	73,925	198,273	203,300
Depreciation and amortization	90,445	81,121	253,650	232,192
General and administrative expenses	7,663	5,875	19,593	15,510
Other expenses, net	4,941	3,816	5,883	9,207
	174,299	164,737	477,399	460,209

Interest income	9,613	13,432	48,746	45,088
Interest expense	(32,656)	(30,530)	(80,790)	(100,212)
Loss on extinguishment of debt	—	(6,673)	(23,636)	(44,833)
Gain on dispositions of real estate and derecognition of leased properties	—	7,127	587,609	94,512
Loss from unconsolidated real estate partnerships	(87)	—	(2,974)	—
Income before income tax (expense) benefit	3,442	10,396	617,405	80,869
Income tax (expense) benefit	(46)	275	(966)	(770)
Net income	3,396	10,671	616,439	80,099

Noncontrolling interests:
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	102	785	285	3,417
Net income attributable to preferred noncontrolling interests in AIR Operating Partnership	(1,602)	(1,603)	(4,807)	(4,810)
Net income attributable to common noncontrolling interests in AIR Operating Partnership	(137)	(475)	(37,053)	(3,966)
Net income attributable to noncontrolling interests	(1,637)	(1,293)	(41,575)	(5,359)
Net income attributable to AIR	1,759	9,378	574,864	74,740
Net income attributable to AIR preferred stockholders	(43)	(43)	(128)	(136)
Net (income) loss attributable to participating securities	44	(46)	(373)	(149)
Net income attributable to AIR common stockholders	$1,760	$9,289	$574,363	$74,455

Net income attributable to AIR common stockholders per share – basic	$0.01	$0.06	$3.69	$0.49
Net income attributable to AIR common stockholders per share – diluted	$0.01	$0.06	$3.68	$0.48

Weighted-average common shares outstanding – basic	153,811	156,646	155,488	153,289
Weighted-average common shares outstanding – diluted	154,057	157,042	157,440	153,650

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$3,396	$10,671	$616,439	$80,099
Unrealized gains on derivative instruments	34,209	—	47,141	—
Losses on derivative instruments reclassified into interest expense from accumulated other comprehensive income	731	—	2,720	—
Unrealized losses on available for sale debt securities	—	—	—	(3,251)
Other comprehensive income	38,336	10,671	666,300	76,848
Comprehensive income attributable to noncontrolling interests	(4,379)	(1,293)	(45,488)	(5,147)
Comprehensive income attributable to AIR	$33,957	$9,378	$620,812	$71,701

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended September 30, 2022 and 2021

(In thousands, except share data)

(Unaudited)

	Perpetual Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income	Distributions in Excess of Earnings	Total AIR Equity	Consolidated Real Estate Partnerships	AIR Operating Partnership	Total Equity
Balances at June 30, 2021	20	$2,000	156,856,952	$1,569	$3,773,173	$—	$(2,197,843)	$1,578,899	$(67,531)	$60,388	$1,571,756
Issuance costs	—	—	—	—	(31)	—	—	(31)	—	—	(31)
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(425)	(425)
Conversion of AIR Operating Partnership units	—	—	125,621	1	6,282	—	—	6,283	—	(6,283)	—
Amortization of share-based compensation cost	—	—	—	—	409	—	—	409	—	992	1,401
Effect of changes in ownership of consolidated entities	—	—	—	—	(5,423)	—	—	(5,423)	—	5,653	230
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	4,128	—	4,128
Net income (loss)	—	—	—	—	—	—	9,378	9,378	(785)	475	9,068
Common Stock dividends	—	—	—	—	—	—	(69,051)	(69,051)	—	—	(69,051)
Preferred Stock dividends	—	—	—	—	—	—	(43)	(43)	—	—	(43)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,910)	(3,481)	(7,391)
Other, net	—	—	969	—	(474)	—	(3)	(477)	—	(230)	(707)
Balances at September 30, 2021	20	$2,000	156,983,542	$1,570	$3,773,936	$—	$(2,257,562)	$1,519,944	$(68,098)	$57,089	$1,508,935

Balances at June 30, 2022	20	$2,000	154,187,241	$1,542	$3,636,906	$13,750	$(1,521,749)	$2,132,449	$(70,609)	$226,985	$2,288,825
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(3,178)	(3,178)
Repurchase of Common Stock, net	—	—	(1,195,690)	(12)	(46,699)	—	—	(46,711)	—	—	(46,711)
Amortization of share-based compensation cost	—	—	—	—	878	—	—	878	—	943	1,821
Effect of changes in ownership of consolidated entities	—	—	—	—	(2,140)	—	—	(2,140)	—	2,140	—
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	—	—	(5,529)	—	—	(5,529)	120	—	(5,409)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	529	—	529
Change in accumulated other comprehensive income	—	—	—	—	—	32,198	—	32,198	—	2,742	34,940
Net income (loss)	—	—	—	—	—	—	1,759	1,759	(102)	137	1,794
Common Stock dividends	—	—	—	—	—	—	(69,377)	(69,377)	—	—	(69,377)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(6,226)	(4,472)	(10,698)
Other, net	—	—	1,897		(305)	—	(42)	(347)	88	(235)	(494)
Balances at September 30, 2022	20	$2,000	152,993,448	$1,530	$3,583,111	$45,948	$(1,589,409)	$2,043,180	$(76,200)	$225,062	$2,192,042

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2022 and 2021

(In thousands, except share data)

(Unaudited)

	Perpetual Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income	Distributions in Excess of Earnings	Total AIR Equity	Consolidated Real Estate Partnerships	AIR Operating Partnership	Total Equity
Balances at December 31, 2020	20	$2,000	148,861,036	$1,489	$3,432,121	$3,039	$(2,131,798)	$1,306,851	$(61,943)	$63,185	$1,308,093
Issuance of Common Stock	—	—	7,825,000	79	342,390	—	—	342,469	—	—	342,469
Issuance costs	—	—	—	—	(337)	—	—	(337)	—	—	(337)
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(3,975)	(3,975)
Conversion of AIR Operating Partnership units	—	—	168,940	1	8,239	—	—	8,240	—	(8,242)	(2)
Amortization of share-based compensation cost	—	—	33,000	—	2,953	—	—	2,953	—	2,975	5,928
Effect of changes in ownership of consolidated entities	—	—	—	—	(9,846)	—	—	(9,846)	—	10,076	230
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	6,126	—	6,126
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(3,039)	—	(3,039)	—	(212)	(3,251)
Net income (loss)	—	—	—	—	—	—	74,740	74,740	(3,417)	3,966	75,289
Common Stock dividends	—	—	—	—	—	—	(200,327)	(200,327)	—	—	(200,327)
Preferred Stock dividends	—	—	—	—	—	—	(136)	(136)	—	—	(136)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,744)	(10,684)	(19,428)
Other, net	—	—	95,566	1	(1,584)	—	(41)	(1,624)	(120)	—	(1,744)
Balances at September 30, 2021	20	$2,000	156,983,542	$1,570	$3,773,936	$—	$(2,257,562)	$1,519,944	$(68,098)	$57,089	$1,508,935

Balances at December 31, 2021	145	$2,129	156,998,367	$1,570	$3,763,105	$—	$(1,953,779)	$1,813,025	$(70,883)	$197,013	$1,939,155
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(7,423)	(7,423)
Repurchase of Common Stock, net	—	—	(4,107,451)	(41)	(171,670)	—	—	(171,711)	—	—	(171,711)
Amortization of share-based compensation cost	—	—	—	—	3,519	—	—	3,519	—	2,753	6,272
Effect of changes in ownership of consolidated entities	—	—	—	—	(5,404)	—	—	(5,404)	—	5,404	—
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	—	—	(5,529)	—	—	(5,529)	120	—	(5,409)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	8,337	—	8,337
Change in accumulated other comprehensive income	—	—	—	—	—	45,948	—	45,948	—	3,913	49,861
Net income (loss)	—	—	—	—	—	—	574,864	574,864	(285)	37,053	611,632
Common Stock dividends	—	—	—	—	—	—	(210,361)	(210,361)	—	—	(210,361)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(13,561)	(13,408)	(26,969)
Other, net	(125)	(129)	102,532	1	(910)	—	(133)	(1,171)	72	(243)	(1,342)
Balances at September 30, 2022	20	$2,000	152,993,448	$1,530	$3,583,111	$45,948	$(1,589,409)	$2,043,180	$(76,200)	$225,062	$2,192,042

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$616,439	$80,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253,650	232,192
Loss on extinguishment of debt	23,636	44,833
Gain on dispositions of real estate and derecognition of leased properties	(587,609)	(94,512)
Income tax expense	966	770
Other, net	6,890	10,645
Net changes in operating assets and operating liabilities	37,484	(41,286)
Net cash provided by operating activities	351,456	232,741
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(858,815)	(225,526)
Capital expenditures	(151,115)	(130,877)
Proceeds from dispositions of real estate	759,227	45,752
Proceeds from dispositions of unconsolidated real estate partnerships	7,244	—
Proceeds from repayment of note receivable	534,127	—
Proceeds from investments in debt securities	—	100,852
Other investing activities	(37,744)	(40,792)
Net cash provided by (used in) investing activities	252,924	(250,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on non-recourse property debt	(361,056)	(618,111)
Proceeds from term loans	—	1,150,000
Repayment of term loan	(350,000)	(350,000)
Net borrowings on (repayments of) revolving credit facility	176,205	(206,144)
Payment of debt issuance costs	(4,793)	(11,124)
Payment of debt extinguishment costs	(22,723)	(42,760)
Proceeds from the issuance of unsecured notes payable	400,000	—
Proceeds from the issuance of Common Stock	—	342,132
Repurchases of Common Stock	(171,711)	—
Payment of dividends to holders of Common Stock	(210,377)	(200,624)
Other financing activities	(38,040)	(21,872)
Net cash (used in) provided by financing activities	(582,495)	41,497
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	21,885	23,647
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	92,761	73,480
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$114,646	$97,127

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Buildings and improvements	$6,742,347	$5,720,267
Land	1,296,223	1,164,814
Total real estate	8,038,570	6,885,081
Accumulated depreciation	(2,370,792)	(2,284,793)
Net real estate	5,667,778	4,600,288
Cash and cash equivalents	87,732	67,320
Restricted cash	26,914	25,441
Note receivable from Aimco	—	534,127
Leased real estate assets	—	466,355
Goodwill	32,286	32,286
Other assets, net	779,205	568,051
Assets held for sale	128,538	146,492
Total assets	$6,722,453	$6,440,360

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt, net	$2,019,417	$2,294,739
Term loans, net	796,334	1,144,547
Revolving credit facility borrowings	479,000	304,000
Unsecured notes payable, net	397,417	—
Total indebtedness	3,692,168	3,743,286
Accrued liabilities and other	758,441	592,774
Liabilities related to assets held for sale	472	85,775
Total liabilities	4,451,081	4,421,835

Commitments and contingencies (Note 6)

Redeemable preferred units	79,330	79,370

Partners’ capital:
Preferred units	2,000	2,129
General Partner and Special Limited Partner	2,041,180	1,810,896
Limited Partners	225,062	197,013
Partners’ capital attributable to the AIR Operating Partnership	2,268,242	2,010,038
Noncontrolling interests in consolidated real estate partnerships	(76,200)	(70,883)
Total partners’ capital	2,192,042	1,939,155
Total liabilities, redeemable preferred units, and partners’ capital	$6,722,453	$6,440,360

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Rental and other property revenues	$198,413	$190,082	$558,686	$541,533
Other revenues	2,458	1,695	7,163	4,990
Total revenues	200,871	191,777	565,849	546,523

EXPENSES
Property operating expenses	71,250	73,925	198,273	203,300
Depreciation and amortization	90,445	81,121	253,650	232,192
General and administrative expenses	7,663	5,875	19,593	15,510
Other expenses, net	4,941	3,816	5,883	9,207
	174,299	164,737	477,399	460,209

Interest income	9,613	13,432	48,746	45,088
Interest expense	(32,656)	(30,530)	(80,790)	(100,212)
Loss on extinguishment of debt	—	(6,673)	(23,636)	(44,833)
Gain on dispositions of real estate and derecognition of leased properties	—	7,127	587,609	94,512
Loss from unconsolidated real estate partnerships	(87)	—	(2,974)	—
Income before income tax (expense) benefit	3,442	10,396	617,405	80,869
Income tax (expense) benefit	(46)	275	(966)	(770)
Net income	3,396	10,671	616,439	80,099
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	102	785	285	3,417
Net income attributable to the AIR Operating Partnership	3,498	11,456	616,724	83,516
Net income attributable to the AIR Operating Partnership’s preferred unitholders	(1,645)	(1,646)	(4,935)	(4,946)
Net (income) loss attributable to participating securities	44	(46)	(373)	(149)
Net income attributable to the AIR Operating Partnership’s common unitholders	$1,897	$9,764	$611,416	$78,421

Net income attributable to the AIR Operating Partnership common unitholders per unit – basic	$0.01	$0.06	$3.69	$0.49
Net income attributable to the AIR Operating Partnership common unitholders per unit – diluted	$0.01	$0.06	$3.68	$0.48

Weighted-average common units outstanding – basic	163,866	164,603	165,578	161,336
Weighted-average common units outstanding – diluted	164,112	164,999	167,529	161,697

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$3,396	$10,671	$616,439	$80,099
Unrealized gains on derivative instruments	34,209	—	47,141	—
Losses on derivative instruments reclassified into interest expense from accumulated other comprehensive income	731	—	2,720	—
Unrealized losses on available for sale debt securities	—	—	—	(3,251)
Other comprehensive income	38,336	10,671	666,300	76,848
Comprehensive loss attributable to noncontrolling interests	102	785	285	3,417
Comprehensive income attributable to the AIR Operating Partnership	$38,438	$11,456	$666,585	$80,265

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended September 30, 2022 and 2021

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at June 30, 2021	$2,000	$1,576,899	$60,388	$1,639,287	$(67,531)	$1,571,756
Issuance costs	—	(31)	—	(31)	—	(31)
Redemption of common partnership units	—	—	(425)	(425)	—	(425)
Conversion of common partnership units	—	6,283	(6,283)	—	—	—
Amortization of share-based compensation cost	—	409	992	1,401	—	1,401
Effect of changes in ownership of consolidated entities	—	(5,423)	5,653	230	—	230
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	4,128	4,128
Net income (loss)	—	9,378	475	9,853	(785)	9,068
Distributions to common unitholders	—	(69,051)	(3,481)	(72,532)	—	(72,532)
Distributions to preferred unitholders	—	(43)	—	(43)	—	(43)
Distributions to noncontrolling interests	—	—	—	—	(3,910)	(3,910)
Other, net	—	(477)	(230)	(707)	—	(707)
Balances at September 30, 2021	$2,000	$1,517,944	$57,089	$1,577,033	$(68,098)	$1,508,935

Balances at June 30, 2022	$2,000	$2,130,449	$226,985	$2,359,434	$(70,609)	$2,288,825
Redemption of common partnership units	—	—	(3,178)	(3,178)	—	(3,178)
Repurchase of common partnership units	—	(46,711)	—	(46,711)	—	(46,711)
Amortization of share-based compensation cost	—	878	943	1,821	—	1,821
Effect of changes in ownership of consolidated entities	—	(2,140)	2,140	—	—	—
Purchase of noncontrolling interests in consolidated real estate partnerships	—	(5,529)	—	(5,529)	120	(5,409)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	529	529
Change in accumulated other comprehensive income (loss)	—	32,198	2,742	34,940	—	34,940
Net income (loss)	—	1,759	137	1,896	(102)	1,794
Distributions to common unitholders	—	(69,377)	(4,472)	(73,849)	—	(73,849)
Distributions to noncontrolling interests	—	—	—	—	(6,226)	(6,226)
Other, net	—	(347)	(235)	(582)	88	(494)
Balances at September 30, 2022	$2,000	$2,041,180	$225,062	$2,268,242	$(76,200)	$2,192,042

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Nine Months Ended September 30, 2022 and 2021

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2020	$2,000	$1,304,851	$63,185	$1,370,036	$(61,943)	$1,308,093
Issuance of common partnership units to AIR, net	—	342,469	—	342,469	—	342,469
Issuance costs	—	(337)	—	(337)	—	(337)
Redemption of common partnership units	—	—	(3,975)	(3,975)	—	(3,975)
Conversion of common partnership units	—	8,240	(8,242)	(2)	—	(2)
Amortization of share-based compensation cost	—	2,953	2,975	5,928	—	5,928
Effect of changes in ownership of consolidated entities	—	(9,846)	10,076	230	—	230
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	6,126	6,126
Change in accumulated other comprehensive income (loss)	—	(3,039)	(212)	(3,251)	—	(3,251)
Net income (loss)	—	74,740	3,966	78,706	(3,417)	75,289
Distributions to common unitholders	—	(200,327)	(10,684)	(211,011)	—	(211,011)
Distributions to preferred unitholders	—	(136)	—	(136)	—	(136)
Distributions to noncontrolling interests	—	—	—	—	(8,744)	(8,744)
Other, net	—	(1,624)	—	(1,624)	(120)	(1,744)
Balances at September 30, 2021	$2,000	$1,517,944	$57,089	$1,577,033	$(68,098)	$1,508,935

Balances at December 31, 2021	$2,129	$1,810,896	$197,013	$2,010,038	$(70,883)	$1,939,155
Redemption of common partnership units	—	—	(7,423)	(7,423)	—	(7,423)
Repurchase of common partnership units	—	(171,711)	—	(171,711)	—	(171,711)
Amortization of share-based compensation cost	—	3,519	2,753	6,272	—	6,272
Effect of changes in ownership of consolidated entities	—	(5,404)	5,404	—	—	—
Purchase of noncontrolling interests in consolidated real estate partnerships	—	(5,529)	—	(5,529)	120	(5,409)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	8,337	8,337
Change in accumulated other comprehensive income	—	45,948	3,913	49,861	—	49,861
Net income (loss)	—	574,864	37,053	611,917	(285)	611,632
Distributions to common unitholders	—	(210,361)	(13,408)	(223,769)	—	(223,769)
Distributions to noncontrolling interests	—	—	—	—	(13,561)	(13,561)
Other, net	(129)	(1,042)	(243)	(1,414)	72	(1,342)
Balances at September 30, 2022	$2,000	$2,041,180	$225,062	$2,268,242	$(76,200)	$2,192,042

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$616,439	$80,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253,650	232,192
Loss on extinguishment of debt	23,636	44,833
Gain on dispositions of real estate and derecognition of leased properties	(587,609)	(94,512)
Income tax expense	966	770
Other, net	6,890	10,645
Net changes in operating assets and operating liabilities	37,484	(41,286)
Net cash provided by operating activities	351,456	232,741
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(858,815)	(225,526)
Capital expenditures	(151,115)	(130,877)
Proceeds from dispositions of real estate	759,227	45,752
Proceeds from dispositions of unconsolidated real estate partnerships	7,244	—
Proceeds from repayment of note receivable	534,127	—
Proceeds from investments in debt securities	—	100,852
Other investing activities	(37,744)	(40,792)
Net cash provided by (used in) investing activities	252,924	(250,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on non-recourse property debt	(361,056)	(618,111)
Proceeds from term loans	—	1,150,000
Repayment of term loan	(350,000)	(350,000)
Net borrowings on (repayments of) revolving credit facility	176,205	(206,144)
Payment of debt issuance costs	(4,793)	(11,124)
Payment of debt extinguishment costs	(22,723)	(42,760)
Proceeds from the issuance of unsecured notes payable	400,000	—
Proceeds from issuance of common partnership units to AIR, net	—	342,132
Repurchases of common partnership units held by General Partner and Special Limited Partner	(171,711)	—
Payment of distributions General Partner and Special Limited Partner	(210,377)	(200,624)
Other financing activities	(38,040)	(21,872)
Net cash (used in) provided by financing activities	(582,495)	41,497
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	21,885	23,647
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	92,761	73,480
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$114,646	$97,127

See notes to condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Reclassifications

Certain prior period balances in the condensed consolidated statements of cash flows have been combined to conform to current period presentation pursuant to Rule 10-01(a)(2) of Regulation S-X of the SEC. These changes had no impact on net income, cash flows, shareholders’ equity or partners' capital previously reported.

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

We own and operate a portfolio of apartment communities, diversified by both geography and price point, in 11 states and the District of Columbia. As of September 30, 2022, our portfolio included 80 apartment communities with 26,600 apartment homes, in which we held an average ownership of approximately 88%. We also have one land parcel and one indirect land interest that we lease to third parties.

Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of September 30, 2022, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 166,045,781 common OP Units outstanding. As of September 30, 2022, AIR owned 152,993,448 of the common OP Units of the AIR Operating Partnership and AIR had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock. AIR’s ownership of the total common OP Units outstanding represents a 92.1% legal interest in the AIR Operating Partnership and a 93.8% economic interest.

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

Redeemable Preferred OP Units

The AIR Operating Partnership has various classes of preferred OP Units, which may be redeemed at the holders’ option for cash, or at its option, shares of Common Stock. The preferred OP Units are therefore presented within temporary equity in AIR’s condensed consolidated balance sheets and within temporary partners’ capital in the AIR Operating Partnership’s condensed consolidated balance sheets.

The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units (in thousands):

Balance at January 1, 2022	$79,370
Preferred distributions	(4,823)
Redemption of preferred units and other	(24)
Net income allocated to preferred units	4,807
Balance at September 30, 2022	$79,330

The AIR Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of September 30, 2022 and December 31, 2021, the AIR Operating Partnership had 2,934,063 and 2,935,662 redeemable preferred OP Units, respectively, issued and outstanding. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Note 3 — Significant Transactions

Apartment Community Acquisitions

During the nine months ended September 30, 2022, we acquired three apartment communities in South Florida and one in the Washington, D.C. area. Summarized information regarding these acquisitions is set forth in the table below (dollars in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Number of apartment communities	1	4
Number of apartment homes	350	1,351

Purchase price	$173,000	$640,067
Capitalized transaction costs	1,551	7,325
Total consideration	$174,551	$647,392
Land	$14,480	$54,918
Building and improvements	156,980	577,712
Right-of-use lease asset	—	80,651
Intangible assets (1)	3,465	17,203
Lease liability	—	(80,651)
Below-market lease liabilities (1)	(103)	(613)
Real estate tax liability assumed	(271)	(1,828)
Total consideration	$174,551	$647,392
(1)
Intangible assets and below-market lease liabilities have a weighted-average term of 2.2 years and 1.4 years, respectively.

Apartment Community Dispositions

During the three months ended September 30, 2022, we did not sell any apartment communities. During the nine months ended September 30, 2022, we sold 12 apartment communities with 2,050 homes for gross proceeds of $781.1 million.

From time to time we may be marketing for sale certain communities that are inconsistent with our long-term investment strategy. At the end of each reporting period we evaluate whether such communities meet the criteria to be classified as held for sale. As of September 30, 2022, we had six apartment communities with 1,314 apartment homes that were classified as held for sale.

Lease Cancellation

On September 1, 2022, we canceled existing master leases at four properties owned by AIR and previously leased to Apartment Investment and Management Company (“Aimco”) for the purpose of their development. As part of the cancellation, AIR paid $200 million to Aimco for the improvements added during the development period in accordance with the lease agreement. As AIR accounted for these leases as sales-type leases, we held a $466 million leased real estate asset on the consolidated balance sheet as of August 31, 2022. The total consideration of the added improvement value payment, leased real estate asset, and related costs were allocated to the underlying assets returned to AIR based on the following allocation (dollars in thousands):

Number of apartment communities	4
Number of apartment homes	865

Land	$133,471
Building and improvements	520,448
Intangible assets (1)	13,470
Below-market lease liabilities (1)	(866)
Total consideration (2)	$666,523
(1)
Intangible assets and below-market lease liabilities have a weighted-average term of less than a year.
(2)
Includes the leased real estate asset as of the cancellation date and the added improvement value payment.

Capital Allocation – Share Repurchases

During the three months ended September 30, 2022, AIR repurchased 1.2 million shares for $47 million, at an average price of $39.07 per share. Subsequent to quarter end and through November 2, 2022 we have purchased an additional 3.1 million shares for $115 million. In aggregate, we have repurchased 7.2 million shares during 2022 at an average price of $39.96. We are authorized by the AIR Board of Directors to repurchase an additional $213 million of shares. We consider share buybacks as part of a balanced investment program.

Note 4 — Leases

Tenant Lessor Arrangements

The majority of lease payments we receive from our residents and tenants are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed lease income	$184,509	$176,388	$522,074	$505,400
Variable lease income	13,141	12,953	35,165	34,589
Total lease income	$197,650	$189,341	$557,239	$539,989

Generally, our residential leases do not provide extension options and, as of September 30, 2022, have an average remaining term of 10.5 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. Future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows as of September 30, 2022 (in thousands):

2022 (remaining)	$184,873
2023	440,389
2024	85,643
2025	11,264
2026	9,572
Thereafter	42,923
Total	$774,664

Lessor Arrangements

During the three and nine months ended September 30, 2022, we recognized income of $4.4 million and $17.3 million, respectively, related to sales-type leases, compared to $6.5 million and $19.4 million, respectively, during the same periods in 2021, which is reflected in interest income in our condensed consolidated statements of operations. During the three months ended September 30, 2022, we canceled the existing sales-type leases, as described in Note 3. Accordingly, we will not receive any lease payments associated with these sales-type leases going forward.

Note 5 — Debt

The following table summarizes debt as of September 30, 2022 and December 31, 2021 (in thousands):

	Outstanding Balance
	September 30, 2022	December 31, 2021
Secured debt:
Fixed-rate property debt due December 2022 to June 2032 (1)	$1,940,158	$2,217,256
Variable-rate property debt due October 2024 (2)	88,500	88,500
Total non-recourse property debt	2,028,658	2,305,756
Debt issuance costs, net of accumulated amortization	(9,241)	(11,017)
Total non-recourse property debt, net	$2,019,417	$2,294,739

Unsecured debt:
Term loans due December 2023 to April 2026 (2) (3)	800,000	1,150,000
Revolving credit facility borrowings due April 2025 (4)	479,000	304,000
4.58% Notes payable due June 2027 (5)	100,000	—
4.77% Notes payable due June 2029 (5)	100,000	—
4.84% Notes payable due June 2032 (5)	200,000	—
Total unsecured debt	1,679,000	1,454,000
Debt issuance costs, net of accumulated amortization	(6,249)	(5,453)
Total unsecured debt, net	$1,672,751	$1,448,547
Total indebtedness	$3,692,168	$3,743,286
(1)
The stated rates on our fixed-rate property debt are 2.4% to 4.2%.
(2)
During the second quarter of 2022, we hedged $830 million of our floating rate debt through placement of floating to fixed rate swaps, which have been designated as cash flow hedges. These hedges lock $830 million of floating rate debt at an all in cost of 4.2%.
(3)
The term loans bear interest at a 1-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and a SOFR adjustment of 10 basis points, based on our current credit rating. As of September 30, 2022, the weighted-average interest rate for our term loans, which is fixed via interest rate swaps beginning with the second quarter of 2022, was 4.1%.
(4)
On May 2, 2022, we exercised the accordion feature on our revolving credit facility, increasing the revolving credit facility by $400 million to $1.0 billion. As of September 30, 2022, we had capacity to borrow up to $509.9 million under our revolving credit facility after consideration of undrawn letters of credit. The revolving credit facility bears interest at a 1-month Term SOFR plus 0.89%, based on our current credit rating, and a SOFR adjustment of 10 basis points. As of September 30, 2022, the weighted-average interest rate for our revolving credit facility was 4.1%.
(5)
During the second quarter of 2022, we issued three tranches of guaranteed, senior unsecured notes, totaling $400 million. As of September 30, 2022, the weighted-average interest rate for senior unsecured notes was 4.3%

Under our unsecured notes payable and revolving credit facility, we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. The financial covenants we are required to maintain include a Maximum Leverage ratio of no greater than 0.60 to 1.00; a Fixed Charge Coverage Ratio of greater than 1.5x, a Maximum Secured Indebtedness to Total Assets ratio of no greater than 0.45 to 1.00 through March 31, 2023, and 0.40 to 1.00 thereafter, a Maximum Unsecured Leverage ratio no greater than 0.60 to 1.00, and a Minimum Unsecured Interest Coverage Ratio no less than 1.50 to 1.00. We were in compliance with these covenants as of September 30, 2022 and expect to remain in compliance during the next 12 months.

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

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of September 30, 2022, are immaterial to our condensed consolidated financial statements.

Note 7 — Earnings and Dividends per Share and per Unit

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit are as follows (in thousands, except per share and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per share
Numerator:
Basic net income attributable to AIR common stockholders	$1,760	$9,289	$574,363	$74,455
Effect of dilutive instruments	—	—	4,807	—
Dilutive net income attributable to AIR common stockholders	$1,760	$9,289	$579,170	$74,455

Denominator – shares:
Basic weighted-average common shares outstanding	153,811	156,646	155,488	153,289
Dilutive common share equivalents outstanding	246	396	1,952	361
Dilutive weighted-average common shares outstanding	154,057	157,042	157,440	153,650

Earnings per share – basic	$0.01	$0.06	$3.69	$0.49
Earnings per share – diluted	$0.01	$0.06	$3.68	$0.48

Earnings per unit
Numerator:
Basic net income attributable to the AIR Operating Partnership's common unitholders	$1,897	$9,764	$611,416	$78,421
Effect of dilutive instruments	—	—	4,935	—
Basic and dilutive net income attributable to the AIR Operating Partnership's common unitholders	$1,897	$9,764	$616,351	$78,421

Denominator – units:
Basic weighted-average common units outstanding	163,866	164,603	165,578	161,336
Dilutive common unit equivalents outstanding	246	396	1,951	361
Dilutive weighted-average common units outstanding	164,112	164,999	167,529	161,697

Earnings per unit – basic	$0.01	$0.06	$3.69	$0.49
Earnings per unit – diluted	$0.01	$0.06	$3.68	$0.48

For the three and nine months ended September 30, 2022 and 2021, dividends and distributions paid per share of Common Stock and per common unit were $0.45 and $1.35, respectively, and $0.44 and $1.30, respectively.

The number of common share equivalent securities excluded from the diluted earnings per share calculation were approximately 1.9 million, 1.6 million, and 1.7 million for the three months ended September 30, 2022 and 2021, and the nine months ended September 30, 2021, respectively. These securities, which include preferred OP Units redeemable for Common Stock, were excluded from the diluted earnings per share calculations as they are anti-dilutive. These securities were dilutive for the nine months ended September 30, 2022 and were included in the calculation of diluted earnings per share.

Note 8 — Fair Value Measurements

Recurring Fair Value Measurements

During 2022, we entered into floating to fixed interest rate swaps for $830 million notional principal value of debt. These swaps have been designated as cash flow hedges of expected future variable interest payments. Changes in the fair value are recognized as unrealized gains (losses) on derivative instruments in other comprehensive income. Amounts reported in accumulated other comprehensive income will be reclassified into interest expense as interest payments are made on our variable-rate debt. We estimate that during the next twelve months, we will reclassify into earnings approximately $13.3 million of the unrealized gains in accumulated other comprehensive income.

Additionally, in connection with our issuance of senior unsecured notes, we entered into a $400 million treasury hedge, locking the interest rate of the ten-year treasury at 2.43%. During the second quarter of 2022, we received $15.9 million for the settlement of this hedge, which was designated as a cash flow hedge. The settlement value of the treasury hedge is included in unrealized gains (losses) on derivative instruments in other comprehensive income (loss) and will be reclassified into earnings as a decrease to interest expense over the term of the senior unsecured notes issued.

Prior to the December 15, 2020, separation (the “Separation”), Aimco paid an upfront premium of $12.1 million for the option to enter into an interest rate swap at a future date. In connection with the Separation, all of the risks and rewards of ownership related to this swap were assigned to post-Separation Aimco, with an offsetting and equal asset and liability recognized for the amount of gain or loss.

We estimate the fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. These investments are measured at fair value on a recurring basis and presented in other assets, net, and accrued liabilities and other in our condensed consolidated balance sheets.

The following table summarizes fair value for our interest rate option and swaps (in thousands):

	As of September 30, 2022				As of December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate option	$53,989	$—	$53,989	$—	$21,699	$—	$21,699	$—
Interest rate swap asset	$34,543	$—	$34,543	$—	$—	$—	$—	$—

Financial Assets and Liabilities Not Measured at Fair Value

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximated their estimated fair value as of September 30, 2022 and December 31, 2021, due to their relatively short-term nature and high probability of realization. The carrying value of our unsecured notes payable, revolving credit facility and term loans, which we classify as Level 2 in the GAAP fair value hierarchy, approximated their estimated fair value as of September 30, 2022 and December 31, 2021.

We classify the fair value of our non-recourse property debt within Level 2 of the GAAP fair value hierarchy. The following table summarizes carrying value and fair value of our non-recourse property debt, excluding debt issuance costs (in thousands):

	As of September 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$2,028,658	$1,785,851	$2,305,756	$2,367,713

Note 9 — Variable Interest Entities

Consolidated Entities

AIR consolidates the AIR Operating Partnership, a VIE of which AIR is the primary beneficiary. AIR, through the AIR Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Substantially all of the assets and liabilities of AIR are that of the AIR Operating Partnership.

The AIR Operating Partnership consolidates (i) five VIEs that own interests in one or more apartment communities and are typically structured to generate a return for their partners through the operation and ultimate sale of the communities and (ii) one VIE related to a lessor entity that owns an interest in a property leased to a third party. The AIR Operating Partnership is the primary beneficiary in the limited partnerships in which it is the sole decision maker and has a substantial economic interest.

The table below summarizes apartment community information regarding VIEs consolidated by the AIR Operating Partnership:

	September 30, 2022	December 31, 2021
VIEs with interests in apartment communities	5	5
Apartment communities owned by VIEs	16	16
Apartment homes in communities owned by VIEs	5,369	5,369

Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs, excluding those of the AIR Operating Partnership, are summarized in the table below (in thousands):

	September 30, 2022	December 31, 2021
ASSETS:
Net real estate	$1,075,327	$1,096,039
Cash and cash equivalents	51,199	29,863
Restricted cash	2,329	2,380
Other assets, net	21,873	21,745
LIABILITIES:
Non-recourse property debt	$1,215,933	$1,227,345
Accrued liabilities and other	40,814	34,659

Unconsolidated Entities

During 2021, we formed a joint venture with an affiliate of Blackstone by selling an 80% interest in three multi-family properties with 1,748 units located in Virginia. Our 20% interest in the venture meets the definition of a VIE, however, we are not the primary beneficiary and do not consolidate these communities. As of September 30, 2022 and December 31, 2021, the carrying value of the investment of $21.3 million and $26.0 million, respectively, is included in other assets, net, in our condensed consolidated balance sheets. AIR’s exposure to the obligations of the VIE is limited to the carrying value of the limited partnership interests and 20% of Blackstone's guarantor liabilities, which were $79.0 million as of September 30, 2022.

We have an interest in a partnership that owns Parkmerced Apartments, which meets the definition of a VIE. However, we are not the primary beneficiary and do not consolidate this partnership. As of September 30, 2022, and December 31, 2021, the investment balance of $362.8 million and $337.8 million, respectively, is included in other assets, net, in our condensed consolidated balance sheets. Subsequent to the Separation, all risks and rewards of ownership are Aimco’s, however, as legal transfer has not occurred, there is an equal and offsetting liability included in accrued liabilities and other in our condensed consolidated balance sheets. Accordingly, there is no net effect on AIR’s stockholders’ equity or the AIR Operating Partnership's partners' capital.

Note 10 — Business Segments

We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR and had reached a stabilized level of operations. Our Other Real Estate segment includes five properties acquired in 2021, four properties acquired in 2022, four properties previously leased to Aimco, and three communities we expect to sell or lease to a third party, but do not yet meet the criteria to be classified as held for sale

Our chief operating decision maker (“CODM”) uses proportionate property net operating income (“NOI”) to assess the operating performance of our communities. Proportionate property NOI reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements. In our condensed consolidated statements of operations, utility reimbursements are included in rental and other property revenues in accordance with GAAP.

As of September 30, 2022, our Same Store segment included 58 apartment communities with 20,730 apartment homes and our Other Real Estate segment included 16 apartment communities with 4,556 apartment homes. As of September 30, 2022, we had six apartment communities with 1,314 homes that were classified as held for sale.

The following tables present the total revenues, property operating expenses, proportionate property net operating income (loss), and income (loss) before income tax (expense) benefit of our segments on a proportionate basis. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of September 30, 2022 (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended September 30, 2022:
Total revenues	$139,107	$30,258	$20,725	$10,781	$200,871
Property operating expenses	35,632	10,606	10,562	14,450	71,250
Other operating expenses not allocated to segments (3)	—	—	—	103,049	103,049
Total operating expenses	35,632	10,606	10,562	117,499	174,299
Proportionate property net operating income (loss)	103,475	19,652	10,163	(106,718)	26,572
Other items included in income before income tax expense (4)	—	—	—	(23,130)	(23,130)
Income (loss) before income tax expense	$103,475	$19,652	$10,163	$(129,848)	$3,442

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine months ended September 30, 2022:
Total revenues	$402,756	$62,371	$60,153	$40,569	$565,849
Property operating expenses	105,570	23,486	30,064	39,153	198,273
Other operating expenses not allocated to segments (3)	—	—	—	279,126	279,126
Total operating expenses	105,570	23,486	30,064	318,279	477,399
Proportionate property net operating income (loss)	297,186	38,885	30,089	(277,710)	88,450
Other items included in income before income tax expense (4)	—	—	—	528,955	528,955
Income before income tax expense	$297,186	$38,885	$30,089	$251,245	$617,405

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended September 30, 2021:
Total revenues	$134,102	$5,558	$20,608	$31,509	$191,777
Property operating expenses	36,883	2,963	10,604	23,475	73,925
Other operating expenses not allocated to segments (3)	—	—	—	90,812	90,812
Total operating expenses	36,883	2,963	10,604	114,287	164,737
Proportionate property net operating income (loss)	97,219	2,595	10,004	(82,778)	27,040
Other items included in income (loss) before income tax benefit (4)	—	—	—	(16,644)	(16,644)
Income (loss) before income tax benefit	$97,219	$2,595	$10,004	$(99,422)	$10,396

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine months ended September 30, 2021:
Total revenues	$386,998	$8,562	$58,904	$92,059	$546,523
Property operating expenses	109,299	5,351	30,091	58,559	203,300
Other operating expenses not allocated to segments (3)	—	—	—	256,909	256,909
Total operating expenses	109,299	5,351	30,091	315,468	460,209
Proportionate property net operating income (loss)	277,699	3,211	28,813	(223,409)	86,314
Other items included in income (loss) before income tax expense (4)	—	—	—	(5,445)	(5,445)
Income (loss) before income tax expense	$277,699	$3,211	$28,813	$(228,854)	$80,869

(1)
Represents adjustments for third-party share of unconsolidated apartment communities and the noncontrolling interests in consolidated real estate partnerships’ share of the results of communities in our segments, which are included in the related consolidated amounts but excluded from proportionate property NOI for our segment evaluation. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues in our condensed consolidated statements of operations prepared in accordance with GAAP. Effective in 2022, corporate and amounts not allocated to segments includes the depreciation of capitalized costs of non-real estate assets.
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

(4)
Includes gain on dispositions of real estate and derecognition of leased properties, interest income, interest expense, loss from unconsolidated real estate partnerships, and loss on extinguishment of debt.

The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	September 30, 2022	December 31, 2021
Same Store	$3,861,337	$3,824,277
Other Real Estate	2,077,214	787,534
Corporate and other assets (1)	783,902	1,828,549
Total consolidated assets	$6,722,453	$6,440,360
(1)
Includes the assets not allocated to our segments including: (i) corporate assets; (ii) the mezzanine loan investment where the rights and obligations of ownership have been assigned to Aimco; and (iii) sold properties, or properties classified as held for sale as of September 30, 2022. Corporate and other assets as of December 31, 2021, also includes the note receivable from Aimco, which was repaid in 2022, and the lease receivable related to properties leased to Aimco, which was canceled during the third quarter of 2022.

For the nine months ended September 30, 2022 and 2021, capital additions related to our segments were as follows (in thousands):

	2022	2021
Same Store	$114,679	$97,294
Other Real Estate	30,459	13,588
Total capital additions	$145,138	$110,882

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

These forward-looking statements are based on management’s current expectations, estimates and assumptions and subject to risks and uncertainties, that could cause actual results to differ materially from such forward-looking statements, including, but not limited to: real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including inflation, the pace of job growth and the level of unemployment; the effects of the COVID-19 pandemic on AIR’s business and on the global and U.S. economies generally, and the ongoing, dynamic and uncertain nature and duration of the pandemic, all of which heightens the impact of the other risks and factors described herein; the amount, location and quality of competitive new housing supply, which may be impacted by global supply chain disruptions; the timing and effects of acquisitions and dispositions; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; loss of key personnel; AIR’s ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including interest rate changes and the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by AIR. Other risks and uncertainties are described in this Quarterly Report on Form 10-Q, as well as “Risk Factors” in Item 1A of AIR’s and AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021, and subsequent filings with the SEC.

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

We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point. As of September 30, 2022, our portfolio included 80 apartment communities with 26,600 apartment homes in which we held an average ownership of approximately 88%.

Our business is organized around four areas of strategic focus: operational excellence; portfolio management; balance sheet; and team and culture. The results from the execution of our business plan are further described in the sections that follow.

Operational Excellence

Same Store highlights for the third quarter of 2022 include:

•
Revenue increased by 9.6% and NOI increased by 13.3%, compared to the third quarter of 2021;
•
NOI margins were 74.3%, an all-time high for the third quarter and up 240 basis points compared to 2021; and
•
For transacted leases becoming effective during the quarter, new lease rents increased by 17.1% and renewal rents increased by 11.1%, for a weighted-average increase of 14.0%;

Same Store Markets

Consumer demand remained strong through the quarter, with signed new lease rates up 17.0% from the prior leases and renewals up 11.8%, resulting in a weighted-average increase of 14.5%. We saw a sequential decline in ADO of 90 basis points to 95.9%, reflecting the frictional vacancy consistent with the higher move out volume that is typical during the summer leasing season. Year-to-date ADO of 96.9% was 120 bps higher than in the prior year. We anticipate continued occupancy gains throughout the fourth quarter.

Acquisition Portfolio

The acquisition portfolio is currently comprised of five properties acquired in 2021, four acquired in 2022, and represents 14% of AIR GAV. At those properties acquired in 2021, leasing continues to exceed expectations. Signed new lease rates were up 25.1% in the third quarter, with renewals up 23.2%, resulting in a weighted-average increase of 24.1%. Fourth quarter revenue growth for the 2021 acquisitions, the first reporting period with a year-over-year comparison, is anticipated to be 50% above the Same Store portfolio. At properties we acquired in 2022, performance is consistent with our expectations, and rental rate achievement is ahead of our initial projections. We will provide year-over-year comparable data as it becomes available.

Portfolio Management

Our portfolio of apartment communities is diversified across primarily “A” and “B” price points, averaging “B/B+” in quality, and also across eight core markets in the United States. In the past two years, AIR has recycled approximately $5.4 billion, or 40%, of its gross asset value as part of and since the Separation, property sales, and joint ventures, all during a period of attractive pricing for multi-family properties, using the proceeds to simplify its business, reduce leverage, and improve the quality and expected profitability of its real estate portfolio.

We have improved AIR's portfolio through reducing our allocation to New York City and Chicago markets with regulatory risk, and reallocating capital into higher growth submarkets, such as Miami-Dade and Broward counties, now 19% of AIR GAV, in markets with limited REIT competition.

	Aimco	AIR
	Q4 2019 or 2019A	Q3 2022	Change
Residents
Average Household Income	$165,000	$251,000	52%
Median Household Income	$116,000	$170,000	47%
CSAT Score (out of 5)	4.30	4.33 (2021)	0.03
Kingsley Index (1)	4.09	4.05	(0.04)
Portfolio
Properties	124	80	(35%)
Apartment Homes	32,598	23,499	(28%)
Average Revenue per Apartment Home	$2,272	$2,711	19%
Redevelopment and Development ($M)	$230	$–	($230)
Mezzanine Investments ($M)	$280	$–	($280)
Low G&A
Net G&A as % of GAV	36 bps (per GSA)	<15 bps (at AIR Target)	-21 bps
Balance Sheet
Net Leverage / EBITDAre	7.6x	5.9x	(1.7x)
Refunding: Next 3-Years (% Total Debt)	23%	10%	(13%)
Repricing: Next 3-Years (% Total Debt)	23%	10%	(13%)
Unencumbered Properties ($B)	$2.4	$8.3	$5.9
(1)
AIR named Kingsley Elite Five in 2022, #2 among all operators and #1 for public REITs

We measure the quality of apartment communities in our portfolio based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance data and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of local market average; and as “B” quality apartment communities those earning rents between 90% and 125% of local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of local market average rents. Although some companies and analysts within the multi-family real estate industry use apartment community quality ratings of “A” and “B,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the period for which local market rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multi-family real estate industry.

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

AIR uses “paired trades” to fund acquisitions, basing our cost of capital on the anticipated unlevered internal rates of return (“IRR”) of the communities or joint venture interests sold. We require a "spread" or accretion of an unlevered IRR at least 200 basis points higher on the communities purchased. This excess return is driven in part by what we call the AIR Edge, the cumulative result of our focus on resident selection, satisfaction, and retention, as well as relentless innovation in delivering best-in-class property management. We seek to sell communities with lower expected free cash flow (“FCF”) internal rates of return and reinvest the proceeds from such sales in accretive uses such as capital enhancements, share repurchases, and selective acquisitions of stabilized communities with projected FCF internal rates of return higher than expected from the communities being sold. When the cost of capital is favorable, we will look to grow through the acquisition of stabilized apartment communities that we believe we can operate better than their previous owners. Through this disciplined approach to capital allocation, we expect to increase the quality and expected growth rate of our portfolio.

In the past two years, we have acquired $1.4 billion, or 14% of GAV, of properties new to the AIR operating platform. New purchases will increase to 17% of GAV with the anticipated acquisition in early next year of Southgate Towers in Miami Beach. (Please see below for further information regarding this acquisition.)

We estimate real estate values declined by approximately 10% during 2022, the result of approximately 85 basis points of NOI cap rate expansion, about half offset by strong NOI growth. As a paired trade investor, AIR is agnostic as to market changes insofar as it buys and sells properties in the same market conditions, and is focused on gaining an accretive “spread”. As market conditions change, AIR adjusts its target returns and spreads to reflect its new cost of capital. Our “paired trade” approach is intended to ensure that new acquisitions are accretive to earnings in the near-term, and will generate attractive spreads to IRRs in the long-term.

Transactions

Acquisitions

As previously announced, we acquired The District at Flagler Village in Fort Lauderdale, FL for $173 million in the third quarter. The property has 350 apartment homes and was newly constructed in 2021. It sits in the affluent and growing Flagler Village neighborhood with access to the Brightline train station. Year-to-date, we have acquired $640 million of properties new to the AIR platform.

Additionally, and as previously announced, we canceled existing master leases at four properties owned by AIR and previously leased to Aimco for purpose of their development. As part of the cancellation, AIR paid $200 million to Aimco for the added improvements. The four properties include 865 apartment homes with average revenue per apartment home of $3,669 and are located in the South Beach neighborhood of Miami Beach, FL, Kendall Square in Cambridge, MA, the Anschutz Medical Campus in Aurora, CO, and Redwood City, CA.

In aggregate, we expect a NOI yield in 2023 of mid 4%s and a long-term unlevered IRR of approximately 9%.

During the quarter, we also went under contract with a non-refundable deposit to acquire Southgate Towers, located in the South Beach neighborhood of Miami Beach with 495 apartment homes for $298 million. The acquisition is expected to close in early January 2023. We expect unlevered IRRs greater than 10% and at a spread of more than 200 basis points to the properties sold to fund its acquisition.

Dispositions

We had no dispositions in the third quarter. We anticipate selling six properties located in the New England area in November for a gross sales price of approximately $500 million, representing a trailing twelve-month NOI cap rate of 4.4%. These have been classified as held for sale as of September 30, 2022.

Capital Allocation – Share Repurchases

During the three months ended September 30, 2022, AIR repurchased 1.2 million shares for $47 million, at an average price of $39.07 per share. Subsequent to quarter end and through November 2, 2022 we have purchased an additional 3.1 million shares for $115 million. In aggregate, we have repurchased 7.2 million shares during 2022 at an average price of $39.96. We are authorized by the AIR Board of Directors to repurchase an additional $213 million of shares. We consider share buybacks as part of a balanced investment program.

Balance Sheet

We seek to increase financial returns by using leverage with appropriate caution. We limit risk through our balance sheet structure, employing low leverage and primarily long-dated debt. We target a Net Leverage to EBITDAre ratio between 5.0x and 6.0x and anticipate the actual ratio will vary based on the timing of transactions. We maintain financial flexibility through ample unused and available credit, holding properties with substantial value unencumbered by property debt, maintaining an investment grade rating, and using partners’ capital when it enhances financial returns or reduces investment risk. We seek to minimize refunding and repricing risk.

Components of Leverage

Our leverage includes our share of long-term, non-recourse property debt encumbering our apartment communities, together with outstanding borrowings under our revolving credit facility, our term loans, unsecured notes payable, and preferred equity.

As of September 30, 2022, about $170 million of AIR’s debt matures before 2025 and it is expected to be refunded before year end with $55 million at 4.9%, $14 million repaid and the remainder at a fixed rate to be determined. Once completed, AIR will have no debt maturing before the second quarter of 2025.

AIR anticipates using the net proceeds from the November property sales discussed above to reduce borrowings on its revolving credit facility.

Pro forma the completion of these refinancing activities, and exclusive of any remaining borrowings under its revolving credit facility, AIR’s floating rate debt exposure is anticipated to be $79 million. This debt is subject to an interest rate cap at an effective rate of 5.35%.

Please see the Liquidity and Capital Resources section for additional information regarding our leverage and the Leverage Ratios subsection of the Non-GAAP Measures section for further information about the calculation of our leverage ratios.

Liquidity

We use our revolving credit facility for working capital, other short-term purposes, and to secure letters of credit. As of September 30, 2022, our share of cash and restricted cash, excluding amounts related to tenant security deposits, was $99.6 million and we had the capacity to borrow up to $509.9 million under our revolving credit facility, bringing total liquidity to $609.5 million. Liquidity is expected to increase by approximately $460 million with the closing of the November property sales.

We manage our financial flexibility by maintaining an investment grade rating from S&P and holding communities that are unencumbered by property debt. As of September 30, 2022, we held unencumbered apartment communities with an estimated fair market value of approximately $8.3 billion, almost triple the amount from December 31, 2020.

As previously announced, AIR is seeking an investment-grade Issuer Credit Rating from Moody’s and we anticipate receiving our rating during the fourth quarter.

Dividend and Equity Capital Markets

On November 1, 2022, our Board of Directors declared a quarterly cash dividend of $0.45 per share of Common Stock. This amount is payable on November 30, 2022, to stockholders of record on November 18, 2022. On an annualized basis, the dividend represents $1.80 per share, reflecting a dividend yield of approximately 4.7% based on AIR's closing share price on Tuesday, November 1, 2022. In setting AIR's 2022 dividend, our Board of Directors targeted a dividend level of approximately 75% of full year FFO per share.

The after-tax dividend will benefit from AIR's refreshed tax basis. Two-thirds of the 2021 dividend was a tax-free return of capital while the remaining one-third was taxable at capital gain rates. In the same year, approximately 60% of peer dividends were taxed at ordinary income rates, with the remaining 40% taxed at capital gain rates.

In 2022, we currently project a majority of our dividend will be taxable at capital gain rates, with the remainder taxable at ordinary income rates. We believe the tax characteristics of our dividend makes our stock more attractive to taxable investors, such as foreign investors, taxable individuals, and corporations by comparison to peer shares whose dividends are taxed at higher rates. For example, if AIR's 2022 dividend is characterized as 50% capital gains and 50% as ordinary income and peer 2022 dividends are characterized consistently with 2021, AIR's estimated after tax dividend would be approximately 35% higher than peer average.

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

During the quarter, AIR engaged with holders of approximately 70% of outstanding common shares, which included the participation of multiple Board members alongside senior management, in a series of lunches, dinners, video meetings, and calls. Numerous topics were discussed such as governance, investment strategy, operations, and corporate responsibility, including CEO succession planning and matters related to Environmental, Social, and Governance ("ESG"). Board members have also participated in several industry conferences and private meetings throughout the year. AIR's Board is highly proactive and welcomes investor feedback to ensure stockholder perspectives are well heard in Board deliberations.

AIR launched new corporate responsibility webpages during the quarter to highlight our commitments to ESG, and published corporate responsibility goals consistent with the United Nations Sustainable Development Goals. AIR also launched an inaugural materiality assessment and surveyed investors, its Board of Directors, teammates, vendors, and community partners to identify which topics they consider most material to the Company. Subsequent to quarter end, AIR published its 2021-2022 Corporate Responsibility Report, which demonstrates AIR's commitment to being an outstanding corporate citizen, and reinforces its dedication to ESG goal setting and reporting on progress through transparent, data-driven disclosures consistent with the Sustainability Accounting and Standards Board (“SASB”).

AIR has made progress on its goals to reduce the Company's environmental impact by 2025, which include a 15% energy use reduction, 10% water usage reduction, and 15% greenhouse gas reduction, all by 2025. This is in addition to more than a decade of investment in clean energy, energy efficiency and water conservation, including $7.9 million invested in energy conservation between 2019 and 2021.

AIR recently received its first public GRESB score of 78, which included an “A” grade for both ESG public disclosure and alignment with the Task Force for Climate-Related Financial Disclosures (“TCFD”). AIR received a “Green Star” from GRESB for overall Management and Performance in 2021, a perfect social responsibility score, and a near-perfect corporate governance score.

In partnership with the National Leased Housing Association, we continue our longstanding commitment to offer AIR Gives Opportunity Scholarships to students living in affordable housing. During 2022, we awarded 14 scholarships to students living in affordable housing.

AIR has been recognized nationally as a “National Top Workplace Winner.” In addition to that national recognition, AIR has previously been recognized as a top workplace in Colorado, the Washington, D.C. area, and the San Francisco Bay area. Specifically in 2021, out of hundreds of participating companies, AIR was one of only six recognized by the Denver Post as a “Top Workplace” in Colorado for each of the past nine years. Also in 2021, AIR was recognized by the Washington Post as a “Top Workplace” in the Washington, D.C. area. AIR was recognized by the Denver Business Journal as one of the Denver Area's Healthiest Employers in 2022 for the third consecutive year.

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

Financial Highlights

Net income attributable to common stockholders per common share, on a dilutive basis, decreased $0.05 for the three months ended September 30, 2022, compared to 2021, due primarily to higher depreciation and amortization expense due to properties acquired and lower gain on dispositions of real estate, offset partially by increased contribution from property operations. Net income attributable to common stockholders per common share, on a dilutive basis, increased $3.20 for the nine months ended September 30, 2022, compared to 2021, respectively, due primarily to gains on dispositions of real estate and lower prepayment penalties, offset partially by higher depreciation and amortization expense due to property acquisitions.

Pro forma FFO per share was $0.58 and $1.81 for the three and nine months ended September 30, 2022, respectively, compared to $0.56 and $1.58, respectively, for 2021, due primarily to increased contribution in property operations and a decrease in interest expense.

Results of Operations for the Three and Nine Months Ended September 30, 2022, Compared to 2021

Property Operations

We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR and had reached a stabilized level of operations. Our Other Real Estate segment includes five properties acquired in 2021, four properties acquired in 2022, four properties previously leased to Aimco, and three communities we expect to sell or lease to a third party, but do not yet meet the criteria to be classified as held for sale

As of September 30, 2022, our Same Store segment included 58 apartment communities with 20,730 apartment homes and our Other Real Estate segment included 16 apartment communities with 4,556 apartment homes. As of September 30, 2022, we had six apartment communities with 1,314 homes that were classified as held for sale.

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

	Three Months Ended September 30,		Historical Change		Change Attributable to Changes in Ownership		Change Excluding Changes in Ownership
(in thousands, except percentages)	2022	2021	$	%	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$139,107	$134,102	$5,005	3.7%	$(7,157)	(5.9%)	$12,162	9.6%
Other Real Estate	30,258	5,558	24,700	nm	—	—%	24,700	nm
Total	169,365	139,660	29,705	21.3%	(7,157)	(5.9%)	36,862	27.2%
Property operating expenses, net of utility reimbursements:
Same Store	35,632	36,883	(1,251)	(3.4%)	(1,286)	(3.5%)	35	0.1%
Other Real Estate	10,606	2,963	7,643	nm	—	—%	7,643	nm
Total	46,238	39,846	6,392	16.0%	(1,286)	(3.5%)	7,678	19.5%
Proportionate property net operating income:
Same Store	103,475	97,219	6,256	6.4%	(5,871)	(6.9%)	12,127	13.3%
Other Real Estate	19,652	2,595	17,057	nm	—	—%	17,057	nm
Total	$123,127	$99,814	$23,313	23.4%	$(5,871)	(6.9%)	$29,184	30.3%

For the three months ended September 30, 2022, compared to 2021, excluding changes attributable to changes in ownership, our Same Store proportionate property NOI increased by $12.1 million, or 13.3%. This increase was attributable primarily to a $12.2 million, or 9.6%, increase in rental and other property revenues due to a 10.4% increase in residential rental rates and a 30 basis point decrease in net bad debt.

Other Real Estate proportionate property NOI for the three months ended September 30, 2022, compared to 2021, increased by $17.1 million, due primarily to contribution from four properties acquired in 2021, four properties acquired in 2022, and NOI contribution from the four properties acquired on September 1, 2022 when their respective master leases were canceled.

	Nine Months Ended September 30,		Historical Change		Change Attributable to Changes in Ownership		Change Excluding Changes in Ownership
(in thousands, except percentages)	2022	2021	$	%	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$402,756	$386,998	$15,758	4.1%	$(21,473)	(6.1%)	$37,231	10.2%
Other Real Estate	62,371	8,562	53,809	nm	—	—%	53,809	nm
Total	465,127	395,560	69,567	17.6%	(21,473)	(6.1%)	91,040	23.7%
Property operating expenses, net of utility reimbursements:
Same Store	105,570	109,299	(3,729)	(3.4%)	(4,341)	(4.0%)	612	0.6%
Other Real Estate	23,486	5,351	18,135	nm	—	—%	18,135	nm
Total	129,056	114,650	14,406	12.6%	(4,341)	(4.0%)	18,747	16.6%
Proportionate property net operating income:
Same Store	297,186	277,699	19,487	7.0%	(17,132)	(7.1%)	36,619	14.1%
Other Real Estate	38,885	3,211	35,674	nm	—	—%	35,674	nm
Total	$336,071	$280,910	$55,161	19.6%	$(17,132)	(7.1%)	$72,293	26.7%

For the nine months ended September 30, 2022, compared to 2021, excluding changes attributable to changes in ownership, our Same Store proportionate property NOI increased by $36.6 million, or 14.1%. This increase was attributable primarily to a $37.2 million, or 10.2%, increase in rental and other property revenues due to a 7.6% increase in residential rental rates, a 120 basis point increase in ADO to 96.9%, and a 100 basis point decrease in net bad debt.

Other Real Estate proportionate property NOI for the nine months ended September 30, 2022, compared to 2021, increased by $35.7 million, due primarily to contribution from four properties acquired in 2021, four properties acquired in 2022, and NOI contribution from the four properties acquired on September 1, 2022 when their respective master leases were canceled.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, and the results of apartment communities sold or held for sale, which we do not allocate to our segments for purposes of evaluating segment performance.

For the three months ended September 30, 2022, compared to 2021, non-segment real estate operations decreased by $11.7 million, due primarily to $15.1 million of lower NOI attributable to sold properties, offset partially by a $1.9 million decrease in casualty losses and a $1.5 million increase in property management revenues.

For the nine months ended September 30, 2022, compared to 2021, non-segment real estate operations decreased by $32.1 million, due primarily to $37.1 million of lower NOI attributable to sold properties, offset partially by a $3.4 million increase in property management revenues and $1.6 million decrease in casualty losses.

Depreciation and Amortization

For the three and nine months ended September 30, 2022, compared to 2021, depreciation and amortization expense increased $9.3 million, or 11.5%, and $21.5 million, or 9.2%, respectively, due primarily to properties acquired subsequent to September 30, 2021, offset partially by the reduction in depreciation associated with properties sold.

General and Administrative Expenses

For the three months ended September 30, 2022, compared to 2021, general and administrative (“G&A”) expenses increased $1.8 million, or 30.4%, due primarily to the timing of incentive compensation accruals.

For the nine months ended September 30, 2022, compared to 2021, G&A expenses increased by $4.1 million, or 26.3%, due primarily to higher personnel costs and timing of incentive compensation accruals.

Other Expenses, Net

Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, and certain non-recurring items.

For the three months ended September 30, 2022, compared to 2021, other expenses, net, increased $1.1 million, or 29.5%, due primarily to the ground lease expense at a property acquired in 2022, offset partially by the favorable settlement of litigation.

For the nine months ended September 30, 2022, compared to 2021, other expenses, net decreased by $3.3 million, or 36.1%, due primarily to a gain on the sale of a cost basis investment, offset partially by the ground lease expense at a property acquired in 2022 and higher legal expenses.

Interest Income

For the three months ended September 30, 2022, compared to 2021, interest income decreased by $3.8 million, or 28.4%, due primarily to lower interest income associated with our note receivable from Aimco, which was repaid during the third quarter of 2022, and lower interest income associated with properties leased to Aimco through September 1, 2022, when the leases were canceled. The decrease was offset partially by the receipt of a $4.5 million prepayment penalty associated with the final $147 million repayment of the note receivable from Aimco.

For the nine months ended September 30, 2022, compared to 2021, interest income was relatively flat.

Interest Expense

For the three months ended September 30, 2022, compared to 2021, interest expense was relatively flat.

For the nine months ended September 30, 2022, compared to 2021, interest expense decreased by $19.4 million, or 19.4%, due primarily to lower average property debt balances, offset partially by higher rates on our term loans and revolving credit facility, and interest expense associated with our senior unsecured notes and interest rate swaps entered into in 2022.

Loss on Extinguishment of Debt

For the three and nine months ended September 30, 2022, compared to 2021, loss on extinguishment of debt decreased by $6.7 million and $21.2 million, respectively, due to prepayment penalties incurred in 2021 associated with the deleveraging of AIR’s balance sheet and the write-off of deferred financing costs associated with our previous revolving credit facility in 2021.

Gain on Dispositions of Real Estate and Derecognition of Leased Properties

There were no apartment communities sold during the three months ended September 30, 2022. During the nine months ended September 30, 2022, we recognized $587.6 million of gain on dispositions of real estate.

Apartment communities sold are summarized below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of apartment communities sold	—	1	12	1
Gross proceeds	$—	$40.0	$781.1	$40.0
Net proceeds (1)	$—	$39.9	$646.8	$39.9
(1)
Net proceeds are after repayment of $114.0 million of property debt, net working capital settlements, payment of transaction costs, and debt prepayment penalties, if applicable.

During the nine months ended September 30, 2021, we recognized $7.1 million of gain associated with the sale of one apartment community and $87.4 million of gain associated with the derecognition of the net book value of the properties leased to Aimco for redevelopment and development. The associated leases were canceled during the third quarter of 2022, as the developments were complete.

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

For the three and nine months ended September 30, 2022, compared to 2021, income tax (expense) benefit was relatively flat.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the critical accounting policies that involve our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements relate to capitalized costs and the impairment of our long-lived assets.

Our critical accounting estimates are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021. There have been no other significant changes in our critical accounting estimates from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.

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

NAREIT FFO and Pro forma FFO are calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to AIR common stockholders	$1,760	$9,289	$574,363	$74,455
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	85,057	74,864	240,436	213,947
Gain on dispositions of real estate and derecognition of leased properties, net of noncontrolling partners' interest	—	(7,127)	(587,453)	(94,512)
Income tax adjustments related to gain on dispositions and other tax-related items	(348)	(122)	(1,448)	150
Common noncontrolling interests in AIR OP’s share of above adjustments	(5,198)	(3,269)	21,083	(5,842)
Amounts allocable to participating securities	(52)	—	244	—
NAREIT FFO attributable to AIR common stockholders	$81,219	$73,635	$247,225	$188,198
Adjustments:
Loss on extinguishment of debt (1)	—	6,673	23,636	44,833
Separation, business transformation, and transition related costs (2)	1,419	1,393	3,881	3,858
Non-cash straight-line rent (3)	3,660	642	4,944	1,979
Incremental cash received from leased properties (4)	109	191	432	500
Casualty and other (5)	4,280	5,364	4,635	6,144
Common noncontrolling interests in AIR OP’s share of above adjustments	(581)	(690)	(2,300)	(2,829)
Amounts allocable to participating securities	—	(13)	(19)	(29)
Pro forma FFO attributable to AIR common stockholders	$90,106	$87,195	$282,434	$242,654

Weighted-average common shares outstanding – basic	153,811	156,646	155,488	153,289
Dilutive common share equivalents (6)	246	396	269	361
Total shares and dilutive share equivalents	154,057	157,042	155,757	153,650

Net income attributable to AIR per share – diluted	$0.01	$0.06	$3.68	$0.48
NAREIT FFO per share – diluted	$0.53	$0.47	$1.59	$1.22
Pro forma FFO per share – diluted	$0.58	$0.56	$1.81	$1.58
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
(3)
In 2018 and 2022, we assumed 99-year ground leases with scheduled rent increases. Due to the terms of the leases, GAAP rent expense will exceed cash rent payments until 2076 and 2079, respectively. We include the cash rent payments for this ground lease in Pro forma FFO but exclude the incremental straight-line non-cash rent expense. The rent expense for this lease is included in other expense, net, in our condensed consolidated statements of operations.
(4)
During 2021 and 2022, we had certain properties leased to a third party. Due to the terms of these leases, cash received exceeded GAAP income. We included the cash lease income in Pro forma FFO. These leases were canceled during the third quarter of 2022.
(5)
In the third quarter of 2022, we incurred casualty losses due to Hurricane Ian-related wind damage, primarily at one of our communities in South Florida, and flooding at one of our communities in Boston. In the third quarter of 2021, we incurred casualty losses due to Hurricane Ida-related flooding in downtown Philadelphia causing damage to our Park Towne Place apartment community, and continued to incur incremental costs related to its cleanup in 2022, net of third party reimbursements received. We excluded these costs and reimbursements from Pro forma FFO because of the unusual nature of the weather events.
(6)
Certain common share equivalents that are included in our calculation of net income attributable to AIR per share, diluted are excluded from our calculation of NAREIT FFO per share and Pro forma FFO per share as they are anti-dilutive.

During the nine months ended September 30, 2022, we sold our 2% cost basis investment in the portfolio serving as collateral for the note receivable from Aimco. We recognized $7.2 million of gain on dispositions of unconsolidated real estate partnerships in connection with the sale, or $5.4 million, net of tax. Consistent with prior treatment of gains on cost basis investments, this gain has been included in the determination of FFO given we consider the investment to be incidental to our main business as a REIT. Specifically, we only held the 2% interest in order to provide additional collateral for our short-term loan to Aimco and for tax planning associated with the Separation. Please see the Results of Operations section for discussion of the factors affecting our Pro forma FFO for 2022.

Leverage Ratios

We target Net Leverage to Adjusted EBITDAre between 5.0x and 6.0x. We also focus on Proportionate Debt to Adjusted EBITDAre. We believe these ratios, which are based in part on non-GAAP financial information, are commonly used by investors and analysts to assess the relative financial risk associated with balance sheets of companies within the same industry, and they are believed to be similar to measures used by rating agencies to assess entity credit quality.

Our leverage ratios for the three months ended September 30, 2022, are presented below:

	Annualized Current Quarter	Pro forma Completion of November 2022 Sales Annualized Current Quarter (1)
Proportionate Debt to Adjusted EBITDAre	6.4x	5.8x
Net Leverage to Adjusted EBITDAre	6.6x	5.9x
(1)
Pro forma for the planned use of net proceeds from the November sales of approximately $460 million.

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

The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios, is as follows (in thousands):

September 30, 2022
Total indebtedness	$3,692,168
Adjustments:
Debt issuance costs related to non-recourse property debt and term loans	15,490
Proportionate share adjustments related to debt obligations	(391,804)
Cash and restricted cash	(114,646)
Tenant security deposits included in restricted cash	10,245
Proportionate share adjustments related to cash and restricted cash	4,844
Proportionate Debt	$3,216,297
Perpetual preferred stock	2,000
Preferred noncontrolling interests in AIR Operating Partnership	79,330
Net Leverage	$3,297,627
Leverage reduction funded by anticipated November 2022 property sales	(460,000)
Net Leverage, Pro forma for anticipated November 2022 sales	$2,837,627

We calculated Adjusted EBITDAre used in our leverage ratios based on annualized current quarter amounts. EBITDAre and Adjusted EBITDAre are non-GAAP measures, which we believe are useful to investors, creditors, and rating agencies as a supplemental measure of our ability to incur and service debt because they are recognized measures of performance by the real estate industry and facilitate comparison of credit strength between AIR and other companies. EBITDAre and Adjusted EBITDAre should not be considered alternatives to net income as determined in accordance with GAAP as indicators of liquidity. There can be no assurance that our method of calculating EBITDAre and Adjusted EBITDAre is comparable with that of other real estate investment trusts. NAREIT defines EBITDAre as net income computed in accordance with GAAP, before interest expense, income taxes, and depreciation and amortization expense, which we have further adjusted for:

•
gains and losses on the derecognition of leased properties and dispositions of depreciated property;

•
impairment write-downs of depreciated property; and
•
adjustments to reflect our share of EBITDAre of investments in unconsolidated entities.

EBITDAre is defined by NAREIT and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. We define Adjusted EBITDAre as EBITDAre adjusted for the effect of the following items for the reasons set forth below:

•
net income attributable to noncontrolling interests in consolidated real estate partnerships and EBITDAre adjustments attributable to noncontrolling interests are excluded to allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry;
•
the income recognized related to our note receivable from Aimco, which was repaid during the third quarter of 2022, is excluded, as proceeds were used to repay current amounts outstanding;
•
the amount by which GAAP rent expense exceeds cash rents for two long-term ground leases for which expense exceeds cash payments until 2076 and 2079, respectively, is excluded. The excess of GAAP rent expense over the cash payments for this lease does not reflect a current obligation that affects our ability to service debt; and
•
the amount by which cash received exceeds GAAP lease income for the leased properties, four of which were canceled on September 1, 2022, is included.

The reconciliation of net income to EBITDAre and Adjusted EBITDAre, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended
September 30, 2022
Net income	$3,396
Adjustments:
Interest expense	32,656
Income tax expense	46
Depreciation and amortization	90,445
EBITDAre	$126,543
Net income attributable to noncontrolling interests in consolidated real estate partnerships	102
EBITDAre adjustments attributable to noncontrolling interests and unconsolidated real estate partnerships	(7,463)
Interest income and prepayment penalties on note receivable from Aimco	(5,209)
Pro forma FFO adjustments, net (1)	11,293
Adjusted EBITDAre	$125,266
Annualized Adjusted EBITDAre	$501,064
Anticipated November 2022 property sales, annualized	(21,775)
Annualized Adjusted EBITDAre, Pro forma for anticipated November 2022 property sales	$479,289
(1)
Pro forma FFO adjustments, net, includes pro forma adjustments to NAREIT FFO under the heading NAREIT Funds From Operations and Pro forma Funds From Operations, excluding items that are not included in EBITDAre such as prepayment penalties, net, and amounts attributable to noncontrolling interest share. EBITDAre has also been adjusted by (i) $1.0 million to reflect the cancellation of the four leased properties, and (ii) $0.4 million to reflect the acquisition of one property, as if both of the transactions closed on July 1, 2022.

Liquidity and Capital Resources

Liquidity

Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flows from operations. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt, borrowings under new property debt, borrowings under our credit facilities, and proceeds from equity offerings.

As of September 30, 2022, our available liquidity was $609.5 million, which consisted of:

•
$83.1 million in cash and cash equivalents;
•
$16.5 million of restricted cash, excluding amounts related to tenant security deposits, which consists primarily of escrows held by lenders for capital additions, property taxes, and insurance; and
•
$509.9 million of available capacity to borrow under our revolving credit facility after consideration of letters of credit.

Additional liquidity may also be provided through future secured and unsecured financings.

Uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners, and acquisitions of apartment communities. We use our cash and cash equivalents and cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to meet our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and debt refinancings. We may use our revolving credit facility for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, including apartment community acquisitions, primarily through secured and unsecured borrowings, the issuance of equity securities (including OP Units), the sale of apartment communities, and cash generated from operations. Additionally, we expect to meet our liquidity requirements associated with our debt maturities.

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021, with the exception of the issuance of $400 million of senior unsecured notes, which were used to repay borrowings on our revolving credit facility, and the hedging of $830 million of our floating rate debt through placement of floating to fixed rate swaps, which were designated as cash flow hedges.

Leverage and Capital Resources

The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Any adverse changes in the lending environment could negatively affect our liquidity. We believe we have mitigated much of this exposure by reducing our short and intermediate-term maturity risk through refinancing such loans with long-dated debt. Additionally, during the second quarter of 2022, we entered into floating to fixed interest rate swaps for $830 million notional principal value of debt, further reducing our exposure to increasing interest rates. However, if financing options become unavailable for our future debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending, or proceeds from apartment community dispositions.

The combination of secured and unsecured debt, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage was 6.4 years as of September 30, 2022 with a weighted-average interest rate of 3.9%. As of September 30, 2022, the interest rate on our fixed rate loans and floating rate loans is 3.3% and 5.1%, respectively, and we face refunding and repricing risk in the next three years of only 10% of total debt.

Under our unsecured notes payable and revolving credit facility, we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. The financial covenants we are required to maintain include a Maximum Leverage ratio of no greater than 0.60 to 1.00; a Fixed Charge Coverage Ratio of greater than 1.5x, a Maximum Secured Indebtedness to Total Assets ratio of no greater than 0.45 to 1.00 through March 31, 2023, and 0.40 to 1.00 thereafter, a Maximum Unsecured Leverage ratio no greater than 0.60 to 1.00, and a Minimum Unsecured Interest Coverage Ratio no less than 1.50 to 1.00. We were in compliance with these covenants as of September 30, 2022 and expect to remain in compliance during the next 12 months.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.

Operating Activities

For the nine months ended September 30, 2022, net cash provided by operating activities was $351.5 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, and changes in working capital items. Cash provided by operating activities for the nine months ended September 30, 2022, increased by $118.7 million compared to the same period in 2021, due to higher contribution from our Same Store portfolio and increased contribution from properties recently acquired.

Investing Activities

For the nine months ended September 30, 2022, our net cash provided by investing activities of $252.9 million consisted primarily of proceeds from dispositions of real estate and proceeds from the repayment of the note receivable from Aimco, offset partially by purchases of real estate and capital expenditures. Net cash used in investing activities of $250.6 million for the same period in 2021 consisted primarily of purchases of real estate and capital expenditures, offset partially by the cash received from debt investment maturities.

Capital additions totaled $145.1 million and $110.9 million during the nine months ended September 30, 2022 and 2021, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

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

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows, are presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Capital replacements	$20,820	$20,377
Capital improvements	10,037	5,989
Capital enhancements	75,606	71,806
Initial capital expenditures	24,156	3,851
Casualty	12,348	2,565
Entitlement and planning	2,171	6,294
Total capital additions	$145,138	$110,882
Plus: additions related to apartment communities sold and held for sale	4,014	17,482
Consolidated capital additions	$149,152	$128,364
Plus: net change in accrued capital spending	1,963	2,513
Total capital expenditures per condensed consolidated statements of cash flows	$151,115	$130,877

For the nine months ended September 30, 2022 and 2021, we capitalized $1.1 million and $1.8 million of interest costs, respectively, and $12.6 million and $12.3 million of indirect costs, respectively.

Financing Activities

Net cash used in financing activities of $582.5 million for the nine months ended September 30, 2022 consisted primarily of repayments of non-recourse property debt and term loans, payment of dividends and distributions, and repurchases of Common Stock and OP Units, offset partially by proceeds from the issuance of unsecured notes payable. Net cash provided by financing activities of $41.5 million for the same period in 2021 consisted primarily of proceeds from term loans and the issuance of Common Stock, offset partially by repayments of non-recourse property debt and term loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, on a consolidated basis, we had approximately $800.0 million of outstanding borrowings on our term loans, $88.5 million of variable-rate property-level debt outstanding, and $479.0 million of variable-rate borrowings under our revolving credit facility. We estimate that a change in the floating rate of 100 basis points with constant credit risk spreads would increase or decrease interest expense by $5.4 million on an annual basis, after consideration of our interest rate swaps.

As of September 30, 2022, we had $114.6 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.

We estimate the fair value of debt instruments as described in Note 5 to the condensed consolidated financial statements in Item 1. The estimated fair value of total indebtedness, including our term loans, revolving credit facility, and unsecured notes payable, was $3.5 billion as of September 30, 2022, inclusive of a $242.8 million mark-to-market asset, of which the amount attributable to AIR common shareholders is $189.4 million, or $1.13 per share.

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

Changes in Internal Control Over Financial Reporting

There has been no change in AIR’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, AIR’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes from the risk factors in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

AIR

Unregistered Sales of Equity Securities

From time to time, we may issue shares of Common Stock in exchange for OP Units, defined under The AIR Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. We may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended September 30, 2022, we did not issue any shares of Common Stock in exchange for OP Units or limited partnership interests in consolidated real estate partnerships.

Repurchases of Equity Securities

The following table summarizes AIR's share repurchases during the three months ended September 30, 2022:

Fiscal period	Total Number of Shares Repurchased	Average Price Paid per Unit	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Repurchased Under Plans or Programs (in thousands) (1)
July 1 - July 31, 2022	—	$—	—	$375,000
August 1 - August 30, 2022	—	$—	—	$375,000
September 1 - September 30, 2022	1,195,690	$39.07	1,195,690	$328,289
Total	1,195,690	$39.07	1,195,690
(1)
AIR's Board of Directors has authorized a share repurchase program of its outstanding capital stock for $500 million. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

The AIR Operating Partnership

Unregistered Sales of Equity Securities

The AIR Operating Partnership did not issue any unregistered OP Units during the three months ended September 30, 2022.

Repurchases of Equity Securities

The AIR Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than AIR have the right to redeem their common OP Units for cash or, at our election, shares of AIR Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended September 30, 2022, no common OP Units were redeemed in exchange for Common Stock.

The following table summarizes the AIR Operating Partnership’s repurchases, or redemptions in exchange for cash, of common OP Units during the three months ended September 30, 2022:

Fiscal period	Total Number of Units Repurchased	Average Price Paid per Unit	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (1)
July 1 - July 31, 2022	23,205	$41.00	N/A	N/A
August 1 - August 30, 2022	12,578	$43.28	N/A	N/A
September 1 - September 30, 2022	37,911	$44.38	N/A	N/A
Total	73,694	$43.13

(1)
The terms of the AIR Operating Partnership’s Partnership Agreement do not provide for a maximum number of units that may be repurchased, and other than the express terms of its Partnership Agreement, the AIR Operating Partnership has no publicly announced plans or programs of repurchase. However, for AIR to repurchase shares of its Common Stock, the AIR Operating Partnership must make a concurrent repurchase of its OP Units held by AIR at a price per unit that is equal to the price per share AIR pays for its Common Stock.

Dividend and Distribution Payments

As a REIT, AIR is required to distribute annually to holders of its Common Stock at least 90% of its “real estate investment trust taxable income,” which, as defined by the Code and United States Department of Treasury regulations, is generally equivalent to net taxable ordinary income. Our credit agreements includes customary covenants, including a restriction on dividends and distributions and other restricted payments, but permits dividends and distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of AIR’s FFO for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain AIR’s REIT status.

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

The following materials from AIR’s and the AIR Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity and partners’ capital; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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

Date: November 4, 2022