Form 10-K
period 2022-12-31
Apartment Income REIT Corp.; Apartment Income REIT, L.P.
filed 2023-03-01
CIK 1820877, 926660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Apartment Income REIT Corp.: ☐	Apartment Income REIT, L.P.: ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).

Apartment Income REIT Corp.: ☐	Apartment Income REIT, L.P.: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Apartment Income REIT Corp.: Yes ☐ No ☒	Apartment Income REIT, L.P.: Yes ☐ No ☒

The aggregate market value of the voting and non-voting Common Stock of Apartment Income REIT Corp. held by non-affiliates of Apartment Income REIT Corp. was approximately $6.4 billion based upon the closing price of $41.60 on June 30, 2022.

As of February 24, 2023, there were 149,103,157 shares of Class A Common Stock outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2022, of Apartment Income REIT Corp. (“AIR”), Apartment Income REIT, L.P. (“AIR Operating Partnership”), and their consolidated subsidiaries. The AIR Operating Partnership’s consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership, and their consolidated subsidiaries, collectively.

AIR is a self-administered and self-managed real estate investment trust (“REIT”). AIR Operating Partnership owns substantially all of the assets and owes substantially all of the liabilities of the AIR enterprise and manages the daily operations of AIR’s business. AIR owns, through its wholly-owned subsidiaries, all of the common equity, the general partner interest, and special limited partner interest in AIR Operating Partnership.

As of December 31, 2022, AIR owned approximately 92.0% of the legal interest and 93.8% of the economic interest in the common partnership units of the AIR Operating Partnership, respectively. The remaining 8.0% legal interest is owned by third parties. A portion of the 8.0% owned by third parties is subject to vesting. If the vesting requirements are not met, the 8.0% ownership will be reduced but not less than 6.2%. The legal ownership percentage is based on outstanding Class A Common Stock (“Common Stock”) and common OP Units, including unvested restricted stock and unvested LTIP units. The economic ownership percentage includes any unvested restricted stock and unvested LTIP units to the extent they are considered participating securities, as defined by accounting principles generally accepted in the United States (“GAAP”). As the sole general partner of the AIR Operating Partnership, AIR has exclusive control of the AIR Operating Partnership’s day-to-day management.

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

We believe it is important to understand the few differences between AIR and the AIR Operating Partnership in the context of how AIR and the AIR Operating Partnership operate as a consolidated company. AIR has no assets or liabilities other than its investment in the AIR Operating Partnership, which is held directly and indirectly through certain intermediate holding companies (in which all of the common stock is owned by AIR). Also, AIR is a corporation that issues publicly traded equity from time to time, whereas the AIR Operating Partnership is a partnership that has no publicly traded equity. Except for the net proceeds from stock offerings by AIR, which are contributed to the AIR Operating Partnership in exchange for additional limited partnership interests with terms substantially similar to the stock sold in the offering, the AIR Operating Partnership generates all remaining capital required by its business. These sources include the AIR Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its revolving credit facility, the issuance of debt and equity securities, including additional partnership units, and proceeds received from the sale of apartment communities.

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

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2022

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. This Annual Report contains information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding: the payment of dividends and distributions in the future; our ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding consumer demand, growth in revenue and strength of other performance metrics and models; the effect of acquisitions and dispositions; expectations regarding acquisitions as well as sales and the formation of joint ventures and the use of proceeds thereof; the availability and cost of corporate debt; our ability to comply with debt covenants; and risks related to the provision of property management services to third parties and our ability to collect property management and asset management related fees.

These forward-looking statements are based on management’s current expectations, estimates and assumptions and subject to risks and uncertainties, that could cause actual results to differ materially from such forward-looking statements, including, but not limited to: real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including inflation, the pace of job growth, the level of unemployment, and recession; the amount, location, and quality of competitive new housing supply, which may be impacted by global supply chain disruptions; the timing and effects of acquisitions and dispositions; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; loss of key personnel; AIR’s ability to maintain current or meet projected occupancy, rental rate, and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including interest rate changes and the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; and possible environmental liabilities, including costs, fines, or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by AIR. Other risks and uncertainties are described in the section entitled “Risk Factors” described in Item 1A of this Annual Report and subsequent filings with the SEC.

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

PART I

ITEM 1. BUSINESS

The Company

AIR is a self-administered and self-managed real estate investment trust. AIR Operating Partnership owns substantially all of the assets and owes substantially all of the liabilities of the AIR enterprise and manages the daily operations of AIR’s business. AIR owns, through its wholly-owned subsidiaries, all of the common equity, the general partner interest, and special limited partner interest in AIR Operating Partnership. AIR Operating Partnership conducts all of the business of AIR, which is focused on the ownership of stabilized multi-family properties located in top markets including eight important geographic concentrations: Boston; Philadelphia; Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego. Please refer to Note 15 to the consolidated financial statements in Item 8 for discussion regarding our segments.

On December 15, 2020, Apartment Income REIT Corp. (“AIR”) separated from Apartment Investment and Management Company (“Aimco”) through a pro rata distribution in which stockholders received one share of AIR Common Stock for every one share of Aimco Common Stock. This transaction is referred to as the “Separation.”

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
•
Continuously improve our best-in-class property operations platform, the “AIR Edge,” to generate above-market organic growth.
•
Maintain an efficient cost structure and our commitment to keep net general and administrative expenses less than or equal to 15 basis points of gross asset value.
•
Maintain a flexible, low levered balance sheet rated Investment Grade.
•
Enhance portfolio quality through a disciplined approach to capital allocation, targeting accretive opportunities on a leverage neutral basis.
•
Form private capital partnerships as a source of equity capital for accretive growth.
•
Continue our commitment to corporate responsibility with transparent and measurable goals.

With a clear strategy focused on efficient operations, low leverage, a capable team, and an engaged Board, AIR has achieved substantially all of the goals set out by the Board at Separation, in one-half the expected time. AIR is well positioned to use its platform for growth. What AIR was designed to be, as described above, is now visible through its:

•
Market-leading operating platform. The AIR Edge reflects the cumulative results of our focus on resident selection, satisfaction, and retention, as well as relentless innovation in delivering best-in-class property management. In 2022, AIR’s operating acumen resulted in Same Store net operating income (“NOI”) growth of 14.0%, 200 basis points better than our expectations at the beginning of the year. During the fourth quarter of 2022, revenue growth at properties acquired during 2021 (“Class of 2021”) was 50% higher than Same Store.
•
High-quality, diversified portfolio. AIR’s portfolio has been materially enhanced through recycling approximately $4.1 billion, or 41%, of its gross asset value (“GAV”) since the end of 2020. The sale of lower rated properties (or the contribution to a joint venture of fractional ownership in such properties) improved the AIR portfolio by (i) subtraction of properties with lesser locations and lower rents, and (ii) exiting (or reducing exposures to) markets with greater regulatory risks such as New York and Chicago.
•
High-growth acquisition portfolio. Since Separation, AIR has used “paired trades” (including the formation of joint ventures) to fund $1.4 billion of acquisitions, which improved the AIR portfolio by (i) addition of properties with better locations and higher rents, and (ii) allocation of capital to higher growth submarkets, such as Miami-Dade County and Broward County in Florida, now 22% of AIR’s portfolio based on GAV. We based our cost of capital on the anticipated unlevered internal rates of return (“IRR”) of the communities or joint venture interests sold. We expect the properties acquired will benefit from the AIR Edge and earn returns, on an unlevered IRR basis, that are at least 200 basis points higher than AIR’s cost of capital.

As a result of its dispositions and acquisitions, the quality of the AIR portfolio has been enhanced (i) to average monthly rents per apartment homes of $2,747, up 23% in 24 months and (ii) by increased allocation to faster growing submarkets.

•
Efficiency. In 2022, AIR maintained general and administrative “G&A” expense below 15 basis points of GAV, in accordance with our target. In 2021, our CEO voluntarily reimbursed more than $2.5 million of compensation to enable AIR to meet this target. By combination of peer leading NOI margins and low G&A expense, AIR converts a higher percentage of Same Store Revenue into free cash flow than does any of our peers, a durable advantage expected to compound over time.
•
Low leverage. AIR targets Net Leverage to Adjusted EBITDAre between 5.0x and 6.0x. AIR has lowered its financial risk after lowering Net Leverage to Adjusted EBITDAre by 1.55x since 2020. AIR also has well laddered refunding and repricing schedules. Pro forma for January 2023 refinancing activity now completed, AIR has no debt maturing before the second quarter of 2025.
•
Deep and talented team. AIR values respect for each teammate, collaboration among teammates, and pay-for-performance. These policies have created a strong culture, a stable team, and best-in-class engagement. AIR promotes from within its deep talent pool, and will also recruit from outside when doing so strengthens our team.

In setting AIR’s dividend, our Board of Directors targets a dividend level of approximately 75% of full year Funds from Operations (“FFO”) per share. As planned, AIR’s refreshed tax basis is resulting in a tax-efficient dividend being paid to stockholders. In 2022, approximately 86% of our dividend was taxable at capital gain rates, with the remainder taxable at ordinary income rates. We believe the tax characteristics of our dividend make our stock more attractive to taxable investors, such as foreign investors, taxable individuals, and corporations by comparison to peer shares whose dividends are taxed at higher rates. For example, AIR’s dividend characteristics in 2022 compare to a peer average of approximately 19% at capital gains rates and 71% at ordinary income rates, with 10% treated as return of capital. As a result, an investor would retain approximately 39% more of its dividend on an after tax basis through AIR’s common shares as compared to the peer average.

Our business is organized around four areas of strategic focus: operational excellence; portfolio management; balance sheet; and team and culture. The results from the execution of our strategy are discussed in the Executive Overview in Item 7.

Operational Excellence

We own and operate a portfolio of stabilized apartment communities on our market-leading operating platform, diversified by both geography and price point. As of December 31, 2022, our portfolio included 74 apartment communities with 25,301 apartment homes in which we held an average ownership of approximately 88%, with the balance owned by our joint venture partners.

To manage our property operations efficiently and to increase the benefits from our local management expertise, we give direct responsibility for operations to our area operations leaders, with regular support from senior management. To enable the area operations leaders to focus on sales and service, as well as to improve financial control and budgeting, we have dedicated area financial officers who support the operations leaders. Additionally, we have specialized teams that manage capital spending at our communities.

We seek to improve our property operations through application of the AIR Edge, a combination of enhancements to our physical communities, our staffing model, our technology and our business processes, and our productive and motivated team. Our high customer retention is driven by delivering world-class customer service; taking advantage of real-time analytics and artificial intelligence; increasing automation; centralizing operational tasks where efficient to do so; standardizing business processes, operational measurements, and internal reporting; and enhancing financial controls over field operations. The AIR

Edge is a durable operating advantage in driving organic growth, and is scalable as our portfolio grows. We focus on the following areas:

•
Customer Satisfaction. Our operating culture is focused on our residents and providing them with a high level of service in a clean, safe, and respectful living environment. We regularly monitor and evaluate our performance by providing customers with opportunities to grade our every interaction to ensure that we are customer-focused. In 2022, we received 36,000 customer grades averaging at a world-class 4.26 on a five-point scale. We use this customer feedback as a daily management tool. We also publish these customer evaluations online as important and credible information for prospective customers. We have automated certain aspects of our on-site operations to enable current and future residents to interact with us using methods that are efficient and effective for them, such as using artificial intelligence to handle common customer inquiries and the execution of new and renewal leases. In addition, we emphasize the quality of our on-site teammates through recruiting, training, and retention programs, which, with continuous and real-time customer feedback, contributes to improved customer service. During 2022, AIR was honored externally for our customer satisfaction as a “Kingsley Elite Five,” ranking first among public multi-family companies and second among all multi-family companies. We believe that greater customer satisfaction leads to higher resident retention and increased occupancy rates, which in turn leads to increased revenue and reduced costs.
•
Resident Selection and Retention. In our apartment communities, we believe that one’s neighbors are a meaningful part of the customer experience, together with the location of the community and the physical quality of the apartment homes, which are both enhanced with excellent amenities. Part of our property operations strategy is to focus on attracting and retaining stable, credit-worthy residents, and actively cultivating a sense of community among residents so that they are likely to live with us longer. We have explicit criteria for resident selection, which we apply to both new and renewal leases, including creditworthiness and behavior in accordance with our apartment community standards, and our written “Good Neighbor Commitment.” We use artificial intelligence to target identified market segments predisposed to be stable residents with longer than average tenure, and with higher income, and so better able to pay higher rents. Our focus on resident selection and retention has contributed to a decrease of apartment home turnover, from 39.4% in 2021 to 38.9% in 2022.
•
Revenue Management and Ancillary Services. We have a centralized revenue management approach that leverages people, processes, and technology to work in partnership with our local property management teams to develop rental rate pricing. Through this active coordination, we price every unit, every day based on a pipeline of prospective residents, balancing supply and demand by market. We seek to increase free cash flow by optimizing the balance between rental and occupancy rates, as well as taking into consideration costs such as preparing an apartment home for a new resident. We are focused on careful measurements of on-site operations, as we believe that timely and accurate collection of apartment community performance and resident profile data allows us to maximize free cash flow through better property management and leasing decisions. We seek to maximize profit by performing timely data analysis of new and renewal pricing for each apartment home, thereby enabling us to adjust rents quickly in response to changes in supply and demand and minimize vacancy time. We also generate incremental revenue by providing or facilitating services to our residents, including, at certain apartment communities, telecommunications services, parking options, package lockers, and storage space rental.
•
Controlling Expenses. Innovation is the foundation of our cost control efforts. Innovative activities we have undertaken include: moving administrative tasks to our shared service center, which reduces costs and allows site teams to focus on sales and service; taking advantage of economies of scale at the corporate level through electronic procurement, which reduces complexity and increases purchasing volume discounts; focusing on life cycle costs by investing in more durable, longer-lived materials, which reduce turn times and costs; and leveraging technology through such items as our service technology platform, which allows for efficient work order completion and the use of robotics, smart home technology installed in all homes, which lowers turn, utility, and insurance costs while boosting revenue, intuitive website design, and convenient package lockers, which meet today’s customer preference for self-service. Additionally, our efforts to maximize resident retention through our resident selection process described above has resulted in reduced turn costs. These and other innovations contributed to a growth rate in controllable operating expense, which we define as property expenses less taxes, insurance, and utility expenses, compounding for the past 13 years at an annual rate of negative 0.1%. Our 2022 controllable operating expenses were down 10 basis points compared to 2021.
•
Improving and Maintaining High Quality Apartment Communities. We believe that the physical condition and amenities of our apartment communities are important factors in our ability to maintain and increase rental rates. Onsite we perform in-depth and regular review of physical property conditions, while our offsite team maintains a disciplined underwriting approach to identify the need for capital enhancement activity, as defined below. We invest in the maintenance and improvement of our communities primarily through: Capital Replacements, which are capital additions made to replace the portion of an apartment community consumed during our ownership; Capital Improvements, which extend the useful life of a community from its condition at our date of purchase; Capital Enhancements, (where we expect sustained incremental NOI as a result of our spending providing investment returns averaging greater than a 10% IRR) and which may include kitchen and bath remodeling, energy conservation projects, and investments in longer-lived materials as described above, all of which do not significantly disrupt property operations, and Initial Capital Expenditures, which are capital additions contemplated in underwriting the purchase of a property. During 2022, we invested $1,203 per apartment home in Capital Replacements, $582 per apartment home in Capital Improvements, and $3,667 per apartment home in Capital Enhancements ($92.8 million in 3,400 apartment homes). We also invested a total of $33.4 million in Initial Capital Expenditures, which were planned as part of our initial investment in communities recently acquired.

Portfolio Management

We expect to improve the quality of our portfolio by allocating investment capital to enhance rent growth and increase long-term capital values through routine investments in property upgrades (such as upgrading kitchens, bathrooms, and other interior design aspects) and through portfolio design, emphasizing land value as well as location and submarket. We plan to maintain a dynamic capital allocation and market selection process, expecting over time to reallocate our investment to locations with lower public tax burdens, including the southeastern United States and the Mountain West. We target geographic diversification in our portfolio to reduce the volatility of our rental revenue by avoiding undue concentration in any particular market. Please refer to the Portfolio Management section in Item 7 for a table illustrating changes in our portfolio from December 31, 2019, as compared to December 31, 2022.

Our portfolio of apartment communities is diversified across primarily “A” and “B” price points, averaging “A-” in quality, and also across eight core markets in the United States. Please refer to the Executive Overview section in Item 7 for a description of our portfolio quality ratings.

As part of our portfolio strategy, we seek to sell communities with lower expected free cash flow internal rates of return and reinvest the proceeds from such sales in accretive uses such as capital enhancements (where we expect sustained incremental NOI as a result of the investment providing investment returns averaging greater than a 10% IRR), share repurchases, and selective acquisitions of stabilized communities with projected free cash flow internal rates of return more than 200 basis points higher than expected from the communities being sold. When the cost of capital is favorable, we will look to grow through the acquisition of stabilized apartment communities that we believe we can operate more efficiently than their previous owners through application of the AIR Edge. Through this disciplined approach to capital allocation, we expect to increase the quality and expected growth rate of our portfolio.

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

We target a Net Leverage to Adjusted EBITDAre ratio between 5.0x and 6.0x but anticipate the actual ratio will vary based on the timing of transactions. As of December 31, 2022, Net Leverage to Adjusted EBITDAre of 6.05x was $25 million above target due to the repurchase of shares to neutralize the issuance of OP Units in connection with an acquisition that closed subsequent to December 31, 2022.

Under our credit agreement and unsecured notes payable, we have agreed to maintain a fixed charge coverage ratio of no less than 1.50 to 1.00. As of December 31, 2022, our fixed charge coverage ratio was 3.77x.

Please refer to the Leverage Ratios subsection to the Non-GAAP Measures section in Item 7 for additional information regarding our leverage ratios.

We use our revolving credit facility for working capital, other short-term purposes and to secure letters of credit. As of December 31, 2022, our share of cash and restricted cash, excluding amounts related to tenant security deposits, was $287.1 million and we had the capacity to borrow up to $526.9 million under our revolving credit facility, bringing total liquidity to $814.0 million.

We manage our financial flexibility by maintaining an investment grade rating from S&P and Moody’s, from which AIR was awarded a first-time investment grade Baa2 issuer rating in the fourth quarter of 2022, and holding communities that are unencumbered by property debt. As of December 31, 2022, we held unencumbered apartment communities with an estimated fair market value of approximately $7.6 billion, almost triple the amount as of December 31, 2020. AIR’s two investment grade ratings provide the company access to all debt capital market sources.

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

Certain of our operations, or a portion thereof, including property management and risk management are conducted through taxable REIT subsidiaries, each of which we refer to as a “TRS.” A TRS is a corporate subsidiary that has elected to be a TRS instead of a REIT and, as such, is subject to United States federal corporate income tax. We use TRS entities to facilitate our ability to offer certain services and activities to our residents and investment partners that cannot be offered directly by a REIT.

The AIR Operating Partnership

The AIR Operating Partnership is treated as a “pass-through” entity for United States federal income tax purposes and is not subject to United States federal income taxation. Partners in the AIR Operating Partnership, however, are subject to tax on their allocable share of partnership income, gains, losses, deductions, and credits, regardless of whether the partners receive any actual distributions of cash or other property from the AIR Operating Partnership during the taxable year. Generally, the characterization of any particular item is determined by the AIR Operating Partnership rather than at the partner level, and the amount of a partner’s allocable share of such item is governed by the terms of the AIR Operating Partnership’s Partnership Agreement. The AIR Operating Partnership is subject to tax in certain states.

Regulation

General

Apartment communities and their owners are subject to various laws, ordinances, and regulations, including those related to real estate broker licensing and regulations relating to recreational facilities such as swimming pools, activity centers, and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on communities or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction, and safety requirements, may result in significant unanticipated expenditures, which would adversely affect our net income and cash flows from operating activities. In addition, existing rent control laws, as well as future enactment of rent control or rent stabilization laws, “just cause” evictions, or other laws regulating multi-family housing may reduce rental revenue or increase operating costs in particular markets.

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

Corporate Responsibility

Corporate responsibility is a longstanding AIR priority and a key part of our culture. We offer benefits reinforcing our value of respect and caring for each other, including an opportunity to manage one’s life through flexible work schedules, paid time for parental leave, profit sharing, retirement plans for all, financial support for our teammates who are becoming United States citizens, and a bonus structure at all levels of the organization. We also pay full compensation and benefits for teammates who are actively deployed by the United States military.

Our team is also focused on making a difference in our local communities through our philanthropic endeavor, AIR Gives. For over 15 years, we have provided the flexibility for teammates to support a nonprofit or initiative that is important to them. Teammates have 15 hours of paid leave to volunteer with a nonprofit. Every hour volunteered also provides the teammate with charitable dollars to direct to a nonprofit of choice. Also, through AIR Gives, we award college scholarships to children of teammates. AIR Gives has supported over 660 students of our teammates with more than $1.4 million in scholarships since 2006. We raised $0.4 million from the AIR Gives Charity Golf Tournament in 2022 to benefit the Tragedy Assistance Program for Survivors, Project Sanctuary, and scholarships for students in affordable housing in partnership with the National Leased Housing Association. We also provide financial assistance to AIR teammates experiencing a financial emergency or other crisis.

During the year, AIR met directly with holders of more than 70% of its outstanding common shares. Through a series of lunches, dinners, video meetings, conferences, property tours, in-person meetings, and calls, various Board members and Management discussed a variety of topics, such as governance, investment strategy, operations, and corporate responsibility, including CEO succession planning and Environmental, Social, and Governance (“ESG”).

Our commitment to strong corporate governance was further demonstrated in the fourth quarter, where AIR’s Board determined to amend AIR’s charter to reduce to a simple majority vote the threshold to amend our bylaws, which will be voted on at our next annual meeting. Our commitment extends not just to maintaining open lines of communication with shareholders, but also to improving as best practices in governance evolve. This direct shareholder engagement yielded positive results with the outcome of our annual meeting as shareholders overwhelmingly supported our directors, as well as “say on pay” where AIR had the highest support among peers.

We are committed to transparency, and continuous improvement, as measured by Global Real Estate Sustainability Benchmark (“GRESB”). Strong progress was made by AIR in 2022 in advancing its commitments to responsibility beyond governance, as detailed in AIR’s newly launched corporate responsibility website and our annual corporate responsibility report. In 2022, we received a GRESB score of 78, which includes a perfect social responsibility score, a near perfect score in corporate governance, and an “A” for both public disclosure and alignment with the Task Force for Climate-Related Financial Disclosures, which informs investors as to which companies are most at risk from climate change, best prepared, and taking action.

Based on UN Sustainable Development Goals, we have set targets for energy, water, and greenhouse gas reductions. We published our goals and targets consistent with the UN Sustainability Goals, with an additional commitment to transparent, data-driven disclosures consistent with the Sustainability Accounting and Standards Board (the “SASB”), which guides the disclosure of financially material sustainability information by companies to their investors. The standards identify the subset of environmental, social, and governance issues most relevant to financial performance in each industry.

Human Capital

Team and Culture

Our team and culture are keys to our success. We have a relentless focus on productivity and innovation. We continuously seek to reduce costs through the use of additional automation and continued technological investment, and by avoiding costs, for example by retention of residents. We apply this same focus to our general and administrative expenses, expecting these costs to be lower, as a percentage of the gross asset value of our investments, than are our peers’.

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

Our focus on our team and culture is widely recognized. In 2022, AIR was honored as a Kingsley Elite Five, ranking first among public multi-family companies and second among all multi-family companies in customer satisfaction. AIR received a 2022 “National Top Workplace Winner” for the second consecutive year and was recognized by the Denver Business Journal as one of the Denver Area’s Healthiest Employers in 2022 for the third consecutive year. AIR is one of a handful of companies recognized as a Best Place to Work in Colorado for the past ten years.

Our teammates are passionate about what we do, both inside and outside of work. We believe in doing whatever it takes to make our residents feel at home. We look at career growth as a jungle gym as well as a ladder, with opportunities to learn and grow in a variety of ways. Approximately 67% of all open manager level positions were filled internally in 2022, and approximately half of all open positions were filled internally. We provide both formal and informal training and coaching for teammates at every level of the organization.

As of December 31, 2022, we had approximately 750 teammates, of whom about 600 were at the apartment community level performing on-site functions or at our shared service center performing tasks that have been centralized there, with the balance managing corporate and area functions, including investment and debt transactions, legal, finance and accounting, information systems, human resources, and other support functions. As of December 31, 2022, unions represented approximately 40 of our teammates. We have never experienced a work stoppage and we believe we maintain satisfactory relations with our teammates.

We evaluate team engagement, retention, and efficiency and include those in our goals on which all teammates are compensated. Every teammate is surveyed annually via a third-party, confidential survey. The teammate engagement score consists of the average of the responses to the questions that comprise the engagement index, on a scale of 1 to 5, for all teammates who complete the survey. AIR’s overall teammate engagement score from the 2022 Annual Lifecycle Surveys was 4.42, compared to the target of 4.30 with record high participation of 72%. With respect to our on-site goal, our primary objective is to maintain a highly engaged, stable workforce at our communities, enhanced by innovations in efficiency, all of which further our strategic objective of maximizing NOI margins. Our on-site teammate engagement score was 4.47, as compared to 4.57 in 2021. On-site voluntary turnover was 16.5%, down from 18.3% in 2021, and on-site overall turnover was 22.7%, down from 23.8% in 2021.

Available Information

The combined Annual Reports on Form 10-K, the combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed by AIR, the AIR Operating Partnership, and any amendments to any of those reports that were filed with the Securities and Exchange Commission are available free of charge through AIR’s website at www.aircommunities.com and the SEC’s website at www.sec.gov. The information contained on AIR’s website is not incorporated into this Annual Report.

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
•
local conditions, such as loss of jobs, unemployment rates, recession, or an increase in the supply of apartments, which might adversely affect apartment occupancy or rental rates;
•
changes in governmental regulations and the related cost of compliance;
•
changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and
•
changes in interest rates and the availability of financing.

Competition could limit our ability to lease apartment homes or increase or maintain rents.

Our apartment communities compete for residents with other housing alternatives, including other rental apartments and condominiums, and, to a lesser degree, single-family homes that are available for rent, as well as new and existing condominiums, and single-family homes for sale. Competitive residential housing, as well as household formation and job creation in a particular area, could adversely affect our ability to lease apartment homes and to increase or maintain rental rates.

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

If our acquisitions do not perform as expected, our results of operations could be adversely affected.

The selective acquisition of stabilized apartment communities when we have a favorable cost of capital is a component of our strategy. However, we may not be able to complete transactions successfully in the future. We expect that other real estate investors will compete with us for attractive investment opportunities in markets where we focus our acquisition efforts. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.

Although we seek to acquire apartment communities when such acquisitions increase our free cash flow internal rates of return and are accretive to net asset value, such transactions may fail to perform in accordance with our expectations. In particular, following acquisition, the value and operational performance of an apartment community may be diminished if obsolescence or neighborhood changes occur before we are able to sell the apartment community. Additionally, occupancy rates and rents at these properties could fail to meet our expectations or we may underestimate the costs necessary to operate an acquired property to the standards established for its intended market position. This could have an adverse effect on our financial condition or results of operations.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various federal, state, and local laws subject apartment community owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials that may be present in the land or buildings of an apartment community. Potentially hazardous materials may include polychlorinated biphenyls, petroleum-based fuels, lead-based paint, or asbestos, among other materials. Such laws often impose liability without regard to fault or whether the owner or operator knew of, or was responsible for, the presence of such materials. The presence of, or the failure to manage or remediate properly, these materials may adversely affect occupancy at such apartment communities as well as the ability to sell or finance such apartment communities. In addition, governmental agencies may bring claims for costs associated with investigation and remediation actions, damages to natural resources, and for potential fines or penalties in connection with such damage or with respect to the improper management of hazardous materials. Moreover, private plaintiffs may potentially make claims for investigation and remediation costs they incur, or personal injury, disease, disability, or other infirmities related to the alleged presence of hazardous materials at an apartment community. In addition to potential environmental liabilities or costs associated with our current apartment communities, we may also be responsible for such liabilities or costs associated with communities we acquire or manage in the future, or apartment communities we no longer own or operate.

Rent control laws and other regulations that limit our ability to increase rental rates or limit our ability to evict residents to limited circumstances may negatively impact our rental income and profitability.

State and local governmental agencies may introduce rent control laws or other regulations that limit our ability to increase rental rates or limit our ability to evict residents (known as “just cause” evictions), which may affect our rental income. Especially in times of recession and economic slowdown, rent control initiatives can acquire significant political support. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected.

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

We are insured for a portion of our consolidated apartment communities’ exposure to casualty losses resulting from fire, earthquake, hurricane, tornado, flood, and other perils, which insurance is subject to deductibles and self-insurance retention that exceed expected losses. We recognize casualty losses or gains based on the net book value of the affected apartment community and the amount of any related insurance proceeds. In many instances, the actual cost to repair or replace the apartment community may exceed its net book value and any insurance proceeds. We recognize the uninsured portion of losses as casualty losses in the periods in which they are incurred. In addition, we are self-insured for a portion of our exposure to third-party claims related to our teammate health insurance plans, workers’ compensation coverage, and general liability exposure. With respect to our exposure to claims of third parties, we establish reserves at levels that reflect our known and estimated losses. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition. We purchase insurance to reduce our exposure to losses and limit our financial losses on large individual risks. The availability and cost of insurance are determined by market conditions outside our control. Current market conditions are challenging with respect to capacity and price. No assurance can be made that we will be able to obtain and maintain insurance at the same levels and on the same terms as we do today. If we are not able to obtain or maintain insurance in amounts we consider appropriate for our business, or if the cost of obtaining such insurance increases materially, we may have to retain a larger portion of the potential loss associated with our exposures to risks.

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

Despite system redundancy, risk transfer, insurance, indemnification, the implementation of security measures, our required teammate awareness training, and the existence of a disaster recovery plan for our internal information technology systems, our systems, and systems maintained by third-party vendors with which we do business, are vulnerable to damage from any number of sources. We face risks associated with energy blackouts, natural disasters, terrorism, war, telecommunication failures, and cyberattacks and intrusions, such as computer viruses, malware, attachments to emails, intrusion, and unauthorized access, including from persons inside our organization or from persons outside our organization with access to our systems. We expend financial resources to protect against threats and cyberattacks and may be required to expend additional financial and other resources to address disruptions caused by cyberattacks. Although we make efforts to maintain the security and integrity of our systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information (which may be confidential, proprietary, or commercially sensitive in nature), and a loss of confidence in our security measures, which could harm our business. Additionally, if our information systems suffer severe damage, disruption or shutdown, we could experience delays in our financial results and we may lose revenue as a result of our inability to collect payments from residents.

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

We do not expect development or redevelopment to be a regular part of our business. Whether the opportunity emerges from covered land or is forced upon us as after an extreme casualty, development and redevelopment by another party acting as our agent shields us from the execution risk, but only to the extent of the expertise and creditworthiness of the other party. If such other qualified party acting as our agent fails to perform under our agreements with it, it could have a material adverse effect on our portfolio, financial condition and results of operations.

Investments through joint ventures introduce governance risks even where the business of the joint venture adds no further business risks.

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

Factors that could negatively impact our operations or those of entities in which we hold a partial interest during a pandemic or another health crisis, adverse economic or geopolitical event, or dislocation in the credit market include:

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
•
our ability to control incremental costs associated with such factors;
•
our ability to dispose of communities at all or on terms favorable to us; and
•
potential litigation.

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

As of December 31, 2022, we had approximately $521 million of variable-rate indebtedness outstanding, net of in place floating to fixed rate swaps. After consideration of these swaps, we estimate that a change in the floating rate of 100 basis points with constant credit risk spreads would increase or decrease interest expense by $5.2 million on an annual basis. Subsequent to refinancing activity in January 2023, net floating rate indebtedness is now $150 million and we estimate that a change in the floating rate of 100 basis points with constant credit spreads would increase or decrease interest expense by $1.5 million on an annual basis.

As of December 31, 2022, we had $301.4 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate indebtedness discussed above.

Our debt financing could result in foreclosure resulting in a loss of income and value, prevent us from making distributions on our equity, or otherwise adversely affect our liquidity.

We have a revolving credit facility and four tranches of term loans, maturing at various times over the next few years, each of which may be secured by assets of, or guaranteed by, certain subsidiaries of AIR, including the AIR Operating Partnership. Over time, we may become party to one or more additional financing arrangements, including credit facilities or other bank debt, and bonds.

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

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

From time to time, we may enter into interest rate hedge agreements to manage some of our exposure to interest rate volatility. Interest rate hedge agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates. These risk factors may lead to failure to hedge effectively against changes in interest rates and therefore could adversely affect our results of operations.

Covenant restrictions may limit our operations and impact our ability to make payments to our investors.

Some of our existing or future debt and other securities may contain covenants that restrict our operations and impact our ability to make distributions or other payments to our investors unless certain financial tests or other criteria are satisfied. AIR Operating Partnership’s outstanding preferred units prohibits the payment of dividends on AIR Common Stock or AIR Operating Partnership Common Units if we fail to pay the dividends to which the holders of the preferred units are entitled. In addition, our debt agreements contain other customary affirmative and negative covenants.

We may increase leverage, which could further exacerbate the risks associated with our indebtedness.

We may decide to increase our leverage. Our board of directors will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. Although our credit facilities and unsecured notes payable may limit our ability to incur additional indebtedness, our governing documents do not limit the amount of debt we may incur, and our board of directors may change our target debt levels at any time without the approval of our stockholders. We may incur additional indebtedness from time to time in the future to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our indebtedness could intensify.

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

Even as a REIT, AIR may be subject to United States federal income and excise taxes in various situations, such as on its undistributed income. AIR could also be required to pay a 100% tax on any net income on non-arm’s-length transactions between AIR and a TRS and on any net income from sales of apartment communities that were held for sale primarily in the ordinary course of business. State and local tax laws may not conform to the United States federal income tax treatment, and AIR may be subject to state or local taxation in various state or local jurisdictions in which AIR transacts business. Any taxes imposed on AIR would reduce our operating cash flow and net income and could negatively impact our ability to pay dividends and distributions.

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

The present United States federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial, or administrative action at any time, which could affect the United States federal income tax treatment of an investment in AIR Common Stock. The United States federal income tax rules dealing with REITs are constantly under review by persons involved in the legislative process, the IRS, and the United States Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect AIR and AIR’s stockholders. Revisions in federal tax laws and interpretations thereof could significantly and negatively affect AIR's ability to qualify as a REIT and the tax considerations relevant to an investment in AIR Common Stock, or could cause AIR to change its investments and commitments.

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

Although unlikely to do so, we may choose to pay dividends in our own stock, in which case stockholders could be required to pay income taxes in excess of the cash dividends they receive.

Although we have no plans to do so, we may choose to pay dividends in our own stock. If we do effect taxable dividends that are payable in cash or shares of AIR Common Stock, the current tax law allows up to only 20% of such dividend to be paid in cash. Taxable stockholders receiving such dividends are required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. Holder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain Non-U.S. Holders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of AIR Common Stock to pay taxes owed on dividends, it may put downward pressure on the trading price of AIR Common Stock.

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

AIR’s charter provides for restrictions on ownership and transfer of AIR’s shares of capital stock, including certain restrictions that, subject to certain exceptions, will prevent any person from beneficially or constructively owning more than (i) 8.7% (or 15% in the case of certain pension trusts, registered investment companies, and the initial holder, Terry Considine), by value or number of shares, whichever is more restrictive, of the outstanding shares of AIR Common Stock, or (ii) 8.7% (or 15% in the case of certain pension trusts, registered investment companies, and the initial holder, Terry Considine) in aggregate value of the outstanding shares of all classes and series of AIR capital stock, including AIR Common Stock and any AIR Class A Preferred Stock, (“Preferred Stock”). The charter also prohibits anyone from buying shares of AIR’s capital stock if the purchase would result in AIR losing its REIT status. This could happen if a transaction results in five or fewer individuals (applying certain attribution rules of the Code) owning 50% or more of the value of all of AIR’s shares of capital stock or in fewer than 100 persons owning all of AIR’s shares of capital stock.

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

The 8.7% and other ownership limits discussed above may have the effect of delaying or precluding acquisition by a third-party of control of AIR without the consent of AIR’s Board of Directors. AIR’s charter authorizes its Board of Directors to issue up to 1,022,175,000 shares of capital stock, consisting of 1,021,175,000 shares of Common Stock and 1,000,000 shares of Preferred Stock. As of December 31, 2022, 149,086,548 shares of Common Stock and 20 shares of Preferred Stock were outstanding. Under AIR’s charter, its Board of Directors has the authority to classify and reclassify any of AIR’s unissued shares of capital stock into shares of capital stock by setting or changing in any one or more respects the preferences, conversion or other rights, voting power restrictions, limitations as to dividends, qualifications, or terms or conditions of redemptions as the AIR Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of AIR, where there is a difference of opinion between the AIR Board of Directors and others as to what is in AIR’s stockholders’ best interests.

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

In addition, the Maryland General Corporation Law provides that a corporation that (x) has at least three directors who are not officers or teammates of the entity or related to an acquiring person and (y) has a class of equity securities registered under the Exchange Act, may elect in its charter or bylaws or by resolution of the board of directors to be subject to all or part of a special subtitle that provides that: (i) the corporation will have a staggered board of directors (known as “board classification”); (ii) any director may be removed only for cause and by the vote of two-thirds of the votes entitled to be cast in the election of directors generally, even if a lesser proportion is provided in the charter or bylaws; (iii) the number of directors may only be set by the board of directors, even if the procedure is contrary to the charter or bylaws; (iv) vacancies may only be filled by the remaining directors, even if the procedure is contrary to the charter or bylaws; and (v) the secretary of the corporation may call a special meeting of stockholders at the request of stockholders only on the written request of the stockholders entitled to cast at least a majority of all the votes entitled to be cast at the meeting, even if the procedure is contrary to the charter or bylaws.

AIR has opted out of the provisions of the Maryland General Corporation Law that allow for board classification without stockholder approval.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Additional information about our consolidated real estate, including property debt, is contained in “Schedule III – Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K.

Our portfolio is diversified by price point and geography, with a mix of urban and suburban submarkets, and consists of market rate apartment communities in which we own a substantial interest. Our portfolio includes garden style, mid-rise, and high-rise apartment communities located in 10 states and the District of Columbia. Our portfolio strategy seeks predictable rent growth from a portfolio of apartment communities diversified among some of the largest markets in the United States. The following table sets forth information on the apartment communities in our portfolio as of December 31, 2022:

	Number of Apartment Communities	Number of Apartment Homes	Average Economic Ownership
Bay Area	8	2,077	73%
Boston	6	1,284	100%
Denver	8	2,280	98%
Washington, D.C.	11	6,014	77%
Los Angeles	9	3,815	78%
Miami	9	3,471	100%
Philadelphia	9	2,748	97%
San Diego	6	2,367	93%
Other markets	8	1,245	100%
Total portfolio (1)	74	25,301	88%
(1)
Total portfolio represents the number of apartment communities in which we owned an equity interest.

As of December 31, 2022, on a consolidated basis, our apartment communities contained, on average, 342 apartment homes, with the largest community containing 2,113 apartment homes. These apartment communities offer residents a range of amenities, including resort pools with cabanas, grills, clubhouses, spas, fitness centers, package lockers, dog parks, and large open spaces. Many of the apartment homes offer features such as granite countertops, wood flooring, stainless steel appliances, fireplaces, spacious closets, washer and dryer connections, balconies, and patios.

As of December 31, 2022, on a consolidated basis, apartment communities in our portfolio were encumbered by, in aggregate, $2.0 billion of property debt with a weighted-average interest rate of 3.3% and a weighted-average maturity of 7.9 years. The apartment communities collateralizing this non-recourse property debt have an estimated aggregate fair value $4.6 billion.

AIR’s proportionate share of property debt is $1.6 billion, with a weighted-average interest rate of 3.5% and a weighted-average maturity of 8.3 years. The apartment communities collateralizing this non-recourse property debt, on the same ownership adjusted basis, have an estimated aggregate fair value of $3.6 billion.

As of December 31, 2022, we held, on an ownership adjusted basis, unencumbered apartment communities with an estimated fair value of approximately $7.6 billion.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal matters included in Note 6 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. In addition to the matters referred to in Note 6, we are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which are covered by our general liability insurance program, and none of which we expect to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

AIR

AIR’s Common Stock is listed and traded on the NYSE under the symbol “AIRC.”

On February 24, 2023, there were 149,103,157 shares of Common Stock outstanding, held by 715 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Unregistered Sales of Equity Securities

From time to time, we may issue shares of Common Stock in exchange for OP Units, defined under The AIR Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. Please refer to Note 8 to the consolidated financial statements in Item 8 for further discussion of such exchanges. We may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended December 31, 2022, we issued 3,119 shares of Common Stock in exchange for OP Units. We did not issue any shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships.

Repurchases of Equity Securities

The following table summarizes AIR’s share repurchases, all of which were part of publicly announced programs:

Fiscal period	Total Number of Shares Repurchased	Average Price Paid per Unit	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Repurchased Under Plans or Programs (in thousands) (1)
October 1 - October 31, 2022	2,807,886	$37.39	2,807,886	$223,289
November 1 - November 30, 2022	666,676	$37.50	666,676	$198,289
December 1 - December 31, 2022	438,126	$34.24	438,126	$183,290
Total	3,912,688	$37.06	3,912,688
(1)
AIR’s Board of Directors has authorized a share repurchase program of its outstanding capital stock for $500 million. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions.

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

On February 24, 2023, there were 161,826,528 common partnership units and equivalents outstanding (149,103,157 of which were held by AIR) that were held by 2,096 unitholders of record.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2022, the AIR Operating Partnership did not issue any unregistered OP Units.

Subsequent to December 31, 2022, the AIR Operating Partnership issued 653,820 common OP Units as partial consideration for the acquisition of one apartment community located in the South Beach neighborhood of Miami Beach. To neutralize the issuance of OP Units, in November and December AIR repurchased an equal number of shares of Common Stock. The common OP Units were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Repurchases of Equity Securities

The AIR Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than AIR have the right to redeem their common OP Units for cash or, at our election, shares of AIR

Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended December 31, 2022, 3,119 OP Units were redeemed in exchange for shares of our Common Stock.

The following table summarizes the AIR Operating Partnership’s repurchases or redemptions of common OP Units in exchange for cash:

Fiscal period	Total Number of Units Repurchased	Average Price Paid per Unit	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (1)
October 1 - October 31, 2022	88,334	$37.58	N/A	N/A
November 1 - November 30, 2022	4,751	$37.29	N/A	N/A
December 1 - December 31, 2022	6,872	$36.98	N/A	N/A
Total	99,957	$37.53
(1)
The terms of the AIR Operating Partnership’s Partnership Agreement do not provide for a maximum number of OP Units that may be repurchased, and other than the express terms of its Partnership Agreement, the AIR Operating Partnership has no publicly announced plans or programs of repurchase.

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

Stockholders receiving any dividend, whether payable in cash or shares of AIR Common Stock, will be required to include the full amount of such dividend as ordinary income to the extent of AIR’s current and accumulated earnings and profits, as determined for United States federal income tax purposes for the year of such dividend, and may be required to pay income taxes with respect to such dividend in excess of the cash dividends received. With respect to certain non-United States stockholders, AIR may be required to withhold United States tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in Common Stock.

The Board of Directors of the AIR Operating Partnership’s general partner determines and declares distributions on OP Units. AIR, through wholly-owned subsidiaries, is the general and special limited partner of the AIR Operating Partnership. As of December 31, 2022, AIR owned approximately 92.0% of the legal interest and 93.8% of the economic interest in the common OP Units of the AIR Operating Partnership. The legal ownership percentage is based on outstanding common stock and common OP Units, including unvested restricted stock and unvested LTIP units. The economic ownership percentage includes any unvested restricted stock and unvested LTIP units to the extent they are considered participating securities, as defined by GAAP.

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

Total Return Performance
200
150
100
50
Index Value
Apartment Income REIT Corp.
MSCI US REIT Index
NAREIT Equity Apartment Index
S&P MidCap 400 Index
12/15/20
12/31/20
12/31/21
12/31/22
02/27/23

Index (1)	December 15, 2020	December 31, 2020	December 31, 2021	December 31, 2022	February 27, 2023
Apartment Income REIT Corp.	100.00	101.21	149.57	97.82	109.37
MSCI US REIT Index	100.00	100.33	143.53	108.35	114.50
NAREIT Equity Apartments Index	100.00	100.44	164.32	111.82	119.45
S&P MidCap 400 Index	100.00	100.92	125.91	109.47	117.58
(1)
Source: S&P Global Market Intelligence © 2023

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
•
Maintain an efficient cost structure and our commitment to keep net general and administrative expenses less than or equal to 15 basis points of gross asset value.
•
Maintain a flexible, low levered balance sheet rated Investment Grade.
•
Enhance portfolio quality through a disciplined approach to capital allocation, targeting accretive opportunities on a leverage neutral basis.
•
Form private capital partnerships as a source of equity capital for accretive growth.
•
Continue our commitment to corporate responsibility with transparent and measurable goals.

We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point. As of December 31, 2022, our portfolio included 74 apartment communities with 25,301 apartment homes in which we held an average ownership of approximately 88%.

Our business is organized around four areas of strategic focus: operational excellence; portfolio management; balance sheet; and team and culture. The results from the execution of our business plan are further described in the sections that follow.

Operational Excellence

Same Store highlights for the year ended December 31, 2022 include:

•
Average daily occupancy (“ADO”) of 97.0%, a year-over-year increase of approximately 70 basis points, driven by recovery from lower ADO rates in the first half of 2021 due to COVID impacts;
•
Recognition of 99.0% of all residential revenue billed during the year, with the balance of 1.0% treated as bad debt. AIR’s collections have begun to return to a more normal run rate, as account receivable balances have decreased from $11.7 million at the beginning of the year to $7.6 million as of December 31, 2022, and the number of residents delinquent by two or more months has decreased from about 1,000 at the start of 2022 to approximately 250 as of January 2023;
•
Revenue increased by 10.2% and NOI increased by 14.0% compared to 2021;
•
Controllable operating expenses, which we define as property expenses less real estate taxes, insurance, and utility expenses, declined by 10 basis points compared to 2021; and
•
NOI margins were 74.4%, up 250 basis points compared to 2021.

Same Store Markets

As of December 31, 2022, our Same Store portfolio included 58 apartment communities with 20,742 apartment homes.

Consumer demand remained strong through the year, with signed new lease rates up 16.1% from the prior leases and renewals up 10.9%, resulting in a weighted-average increase of 13.6%. Year-to-date ADO of 97.0% was 70 basis points higher than in the prior year. We anticipate maintaining occupancy above 97% through the first quarter of 2023 before summer leasing activity begins.

Acquisition Portfolio

The acquisition portfolio is comprised of five properties acquired in 2021, four properties acquired in 2022, and Southgate Towers, which was our first acquisition of 2023. These acquisitions represent 17% of AIR GAV. We target a 30% allocation to the high-growth Acquisition Portfolio.

At those properties acquired in 2021, representing 8% of AIR GAV, leasing continues to exceed expectations with signed blended lease rates up 17.3% in the fourth quarter of 2022. Revenue growth in the fourth quarter of 2022, which was the first reporting period with a year-over-year comparison, was more than 50% above the 2022 Same Store portfolio. These properties are included in AIR’s Same Store portfolio in 2023, and are expected to increase the rate of Same Store NOI growth by approximately 100 basis points.

At properties acquired in 2022, performance is consistent with our expectations, and rental rate achievement is in line with our projections.

The impact of the AIR Edge is most significant between the second and fourth year of ownership where we are able to improve the resident profile, optimize the rent roll, and make income generating improvements, which in aggregate are expected to generate an unlevered IRR of 10% or higher, more than 200 basis points higher than AIR’s cost of capital.

Portfolio Management

We measure the quality of apartment communities in our portfolio based on average rents of our apartment homes compared to local market average rents as reported by a third-party provider of commercial real estate performance data and analysis. Under this rating system, we classify as “A” quality apartment communities those earning rents greater than 125% of local market average; and as “B” quality apartment communities those earning rents between 90% and 125% of local market average. We classify as “B/B+” quality a portfolio that on average earns rents between 100% and 125% of local market average rents. Although some companies and analysts within the multi-family real estate industry use apartment community quality ratings of “A” and “B,” some of which are tied to local market rent averages, the metrics used to classify apartment community quality as well as the period for which local market rents are calculated may vary from company to company. Accordingly, our rating system for measuring apartment community quality is neither broadly nor consistently used in the multi-family real estate industry. Our portfolio of apartment communities is diversified across primarily “A” and “B” price points, averaging “A-” in quality, and also across eight core markets in the United States.

In the two years since the Separation, AIR has recycled approximately $4.1 billion, or 41%, of its gross asset value, all during a period of attractive pricing for multi-family properties, using $2.2 billion of gross proceeds from property sales and joint ventures to reduce leverage and to acquire $1.9 billion of acquisitions to improve the quality and expected profitability of our real estate portfolio. The $1.9 billion of acquisitions in the last two years, inclusive of the Southgate Towers, represents 17% of AIR GAV. We target a 30% allocation to this high-growth Acquisition Portfolio.

Since 2019, we have improved AIR’s portfolio through reducing our exposure to regulatory risk. We have achieved this through property sales in the New York, Chicago, and California markets, as well as through a strategic joint venture in California. This has allowed AIR to reallocate capital into higher growth submarkets, such as Miami-Dade and Broward counties, now 22% of AIR GAV.

	AIR	Aimco
	Q4 2022 or YTD 2022	Q4 2019 or 2019A	Change
Residents
Average Household Income	$227,000	$165,000	38%
Median Household Income	$158,000	$116,000	36%
CSAT Score (out of 5)	4.26	4.30	(0.04)
Portfolio
Properties	74	124	(40%)
Apartment Homes	22,200	32,598	(32%)
Average Revenue per Apartment Home	$2,747	$2,272	21%
Redevelopment and Development ($M)	$–	$230	($230)
Mezzanine Investments ($M)	$–	$280	($280)
Low G&A
Net G&A as % of GAV	<15 bps (at AIR Target)	36 bps (per GSA)	(21) bps
Balance Sheet
Net Leverage / Adjusted EBITDAre	6.05x	7.6x	(1.55x)
Subsequent 24 Month Refunding (% Total Debt) (1)	—%	15%	(15%)
Subsequent 24 Month Repricing (% Total Debt) (1)	—%	15%	(15%)
Unencumbered Properties ($B)	$7.6	$2.4	$5.2
(1)
Pro forma for the refinancing of a floating rate loan using proceeds from our fixed rate facility subsequent to year-end.

We estimate real estate values declined in 2022 by approximately 10% to 12% on average, the result of approximately 90 to 150 basis points of NOI cap rate expansion with about half the impact offset by strong NOI growth in the year. As a paired trade investor, AIR is agnostic as to market changes insofar as we buy and sell properties in the same market conditions, with focus on gaining an accretive “spread.” As market conditions change, AIR adjusts target returns and spreads to reflect our new cost of capital. Our paired trade approach is intended to ensure that new acquisitions are accretive to earnings in the near-term, and will generate attractive spreads to unlevered IRRs in the long-term. A good example is our fourth quarter trade of 50-year-old garden apartments in the outer suburbs of Boston for an essentially new midrise building in dynamic Miami Beach, as detailed below. We invest in locations that are attractive to high quality residents and have some protection from competitive new supply.

AIR uses “paired trades” to fund acquisitions, basing our cost of capital on the anticipated unlevered IRR of the communities or joint venture interests sold. We require a “spread” or accretion of an unlevered IRR of at least 200 basis points or higher on the communities acquired. This excess return is driven in part by what we call the AIR Edge, the cumulative result of our focus on resident selection, satisfaction, and retention, as well as relentless innovation in delivering best-in-class property management. As part of our portfolio strategy, we seek to sell communities with lower expected free cash flow internal rates of return and reinvest the proceeds from such sales in accretive uses such as capital enhancements (where we expect sustained incremental NOI as a result of the investment providing investment returns averaging greater than a 10% IRR), share repurchases, and selective acquisitions of stabilized communities with projected free cash flow internal rates of return more than 200 basis points higher than expected from the communities being sold. When the cost of capital is favorable, we will look to grow through the acquisition of stabilized apartment communities that we believe we can operate more efficiently than their previous owners through application of the AIR Edge. Through this disciplined approach to capital allocation, we expect to increase the quality and expected growth rate of our portfolio.

Transactions

Acquisitions

In 2022, we acquired four properties with 1,351 apartment homes for approximately $640 million, including one property in the Washington, D.C. area, one in Estero, Florida, one in Miami, Florida, and one in Fort Lauderdale, Florida.

Additionally, we canceled existing master leases at four properties owned by AIR and previously leased to Aimco for purpose of their development. As part of the cancellation, AIR paid $200 million to Aimco for the added improvements. The four properties include 865 apartment homes with average revenue per apartment home of $3,669 and are located in the South Beach neighborhood of Miami Beach, FL, Kendall Square in Cambridge, MA, the Anschutz Medical Campus in Aurora, CO, and Redwood City, CA.

Subsequent to December 31, 2022, AIR acquired Southgate Towers, a 495-unit luxury apartment community located in the South Beach neighborhood of Miami Beach, for $298 million. AIR’s presence in South Beach, a submarket with limited supply, now comprises 1,630 apartment homes between Flamingo Towers and Southgate Towers. This transaction is consistent with AIR’s paired trade strategy where we look to achieve, on new acquisitions, unlevered IRRs of 200 basis points or higher relative to our cost of capital, driven by the implementation of the AIR Edge. AIR funded the transaction with proceeds from the New

England portfolio sale discussed below, the assumption of $101.2 million of 4.15% in place financing maturing in 2036, and the issuance of $22.4 million of OP Units. To neutralize the issuance of OP Units, in November and December of 2022, AIR repurchased an equal number of shares of common stock.

Dispositions

During 2022, we sold 18 properties totaling 3,364 units located in California, Boston, Chicago, and Virginia for a gross sales price of $1.3 billion, representing a trailing twelve-month NOI cap rate of 4.5%. Since the end of 2020, AIR has completed $2.2 billion of property sales and joint venture transactions at prices averaging 17% above internal estimates of GAV as measured in the first quarter of 2020.

Capital Allocation – Share Repurchases

During the year ended December 31, 2022, we repurchased an aggregate of 8.0 million shares at an average price of $39.49 for $317 million, inclusive of inclusive of 654,000 shares repurchased in November and December to neutralize the OP Units issued in connection with the January 2023 acquisition of Southgate. We are authorized by AIR’s Board of Directors to repurchase up to an additional $183 million of shares. We consider share buybacks as part of a balanced investment program.

Balance Sheet

We seek to increase financial returns by using leverage with appropriate caution. We limit risk through our balance sheet structure, employing low leverage and primarily long-dated debt. We target a Net Leverage to Adjusted EBITDAre ratio between 5.0x and 6.0x but anticipate the actual ratio will vary based on the timing of transactions. We maintain financial flexibility through ample unused and available credit, holding properties with substantial value unencumbered by property debt, maintaining an investment grade rating, and using partners’ capital when it enhances financial returns or reduces investment risk. We seek to minimize refunding and repricing risk.

Components of Leverage

Our leverage includes AIR’s share of long-term, non-recourse property debt encumbering our apartment communities, together with outstanding borrowings under our revolving credit facility, term loans, unsecured notes payable, and preferred equity.

Please see the Liquidity and Capital Resources section for additional information regarding our leverage and the Leverage Ratios subsection of the Non-GAAP Measures section for further information about the calculation of our leverage ratios.

Liquidity

We use our revolving credit facility for working capital and other short-term purposes, and to secure letters of credit. As of December 31, 2022, our share of cash and restricted cash, excluding amounts related to tenant security deposits, was $287.1 million and we had the capacity to borrow up to $526.9 million under our revolving credit facility, bringing total liquidity to $814.0 million.

We manage our financial flexibility by maintaining an investment grade rating from S&P and Moody’s, from which AIR was awarded a first-time investment grade Baa2 issuer rating in the fourth quarter, and holding communities that are unencumbered by property debt. As of December 31, 2022, we held unencumbered apartment communities with an estimated fair market value of approximately $7.6 billion, almost triple the amount as of December 31, 2020. AIR’s two investment grade ratings provide the company access to all debt capital market sources.

Dividend and Equity Capital Markets

On January 31, 2023, our Board of Directors declared a quarterly cash dividend of $0.45 per share of Common Stock. This amount is payable on February 28, 2023, to shareholders of record on February 17, 2023. On an annualized basis, the dividend represents $1.80 per share. In setting AIR’s 2022 dividend, our Board of Directors targeted a dividend level of approximately 75% of full year FFO per share.

As planned, AIR’s refreshed tax basis is resulting in a tax-efficient dividend being paid to stockholders. In 2022, approximately 86% of our dividend was taxable at capital gain rates, with the remainder taxable at ordinary income rates. We believe the tax characteristics of our dividend makes our stock more attractive to taxable investors, such as foreign investors, taxable individuals, and corporations by comparison to peer shares whose dividends are taxed at higher rates. For example, AIR’s dividend characteristics in 2022 compare to a peer average of approximately 19% at capital gains rates and 71% at ordinary income rates, with 10% treated as return of capital. As a result, an investor would retain approximately 39% more of its dividend on an after tax basis through AIR’s common shares as compared to the peer average.

Corporate Responsibility

Corporate responsibility is a longstanding AIR priority and a key part of our culture. We offer benefits reinforcing our value of respect and caring for each other, including an opportunity to manage one’s life through flexible work schedules, paid time for parental leave, profit sharing, retirement plans for all, financial support for our teammates who are becoming United States citizens, and a bonus structure at all levels of the organization. We also pay full compensation and benefits for teammates who are actively deployed by the United States military.

Our team is also focused on making a difference in our local communities through our philanthropic endeavor, AIR Gives. For over 15 years, we have provided the flexibility for teammates to support a nonprofit or initiative that is important to them. Teammates have 15 hours of paid leave to volunteer with a nonprofit. Every hour volunteered also provides the teammate with charitable dollars to direct to a nonprofit of choice. Also, through AIR Gives, we award college scholarships to children of teammates. AIR Gives has supported over 660 students of our teammates with more than $1.4 million in scholarships since 2006. We raised $0.4 million from the AIR Gives Charity Golf Tournament in 2022 to benefit the Tragedy Assistance Program for Survivors, Project Sanctuary, and scholarships for students in affordable housing in partnership with the National Leased Housing Association. We also provide financial assistance to AIR teammates experiencing a financial emergency or other crisis.

During the year, AIR met directly with holders of more than 70% of its outstanding common shares. Through a series of lunches, dinners, video meetings, conferences, property tours, in-person meetings, and calls, various Board members and Management discussed a variety of topics, such as governance, investment strategy, operations, and corporate responsibility, including CEO succession planning and Environmental, Social, and Governance (“ESG”).

Our commitment to strong corporate governance was further demonstrated in the fourth quarter, where AIR’s Board determined to amend AIR’s charter to reduce to a simple majority vote the threshold to amend our bylaws, which will be voted on at our next annual meeting. Our commitment extends not just to maintaining open lines of communication with shareholders, but also to improving as best practices in governance evolve. This direct shareholder engagement yielded positive results with the outcome of our annual meeting as shareholders overwhelmingly supported our directors, as well as “say on pay” where AIR had the highest support among peers.

We are committed to transparency, and continuous improvement, as measured by Global Real Estate Sustainability Benchmark (“GRESB”). Strong progress was made by AIR in 2022 in advancing its commitments to responsibility beyond governance, as detailed in AIR’s newly launched corporate responsibility website and our annual corporate responsibility report. In 2022, we received a GRESB score of 78, which includes a perfect social responsibility score, a near perfect score in corporate governance, and an “A” for both public disclosure and alignment with the Task Force for Climate-Related Financial Disclosures, which informs investors as to which companies are most at risk from climate change, best prepared, and taking action.

Based on UN Sustainable Development Goals, we have set targets for energy, water, and greenhouse gas reductions. We published our goals and targets consistent with the UN Sustainability Goals, with an additional commitment to transparent, data-driven disclosures consistent with the Sustainability Accounting and Standards Board (the “SASB”), which guides the disclosure of financially material sustainability information by companies to their investors. The standards identify the subset of environmental, social, and governance issues most relevant to financial performance in each industry.

Team and Culture

Our team and culture are keys to our success. We have a relentless focus on productivity and innovation. We continuously seek to reduce costs through the use of additional automation and continued technological investment, and by avoiding costs, for example by the retention of residents. We apply this same focus to our general and administrative expenses, expecting these costs to be lower, as a percentage of the gross asset value of our investments, than are our peers'.

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

Our focus on our team and culture is widely recognized. In 2022, AIR was honored as a Kingsley Elite Five, ranking first among public multi-family companies and second among all multi-family companies in customer satisfaction. AIR received a 2022 “National Top Workplace Winner” for the second consecutive year and was recognized by the Denver Business Journal as one of the Denver Area’s Healthiest Employers in 2022 for the third consecutive year. AIR is one of a handful of companies recognized as a Best Place to Work in Colorado for the past ten years.

Results of Operations

Because our operating results depend primarily on income from our apartment communities, the supply of and demand for apartments influences our operating results. Additionally, the level of expenses required to operate and maintain our apartment communities and the pace and price at which we acquire and dispose of our apartment communities affects our operating results.

The following discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2022, compared to 2021, should be read in conjunction with the accompanying consolidated financial statements in Item 8. For discussion of the year ended December 31, 2021, compared to 2020, please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subheading “Results of Operations for the Year Ended December 31, 2021, Compared to 2020” included in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021.

Financial Highlights

Net income attributable to AIR common stockholders per common share, on a dilutive basis, increased $2.92 for the year ended December 31, 2022, compared to 2021, due primarily to gains on dispositions of real estate and lower prepayment penalties, offset partially by higher depreciation and amortization expense due to property acquisitions.

Pro forma FFO per share was $2.41 for the year ended December 31, 2022, compared to $2.14 for 2021, due primarily to increased contribution from property operations.

Results of Operations for the Year Ended December 31, 2022, Compared to 2021

Property Operations

We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR and had reached a stabilized level of operations. Our Other Real Estate segment includes five properties acquired in 2021, four properties acquired in 2022, four properties previously leased to Aimco, and three communities that do not meet the criteria to be classified as Same Store.

As of December 31, 2022, our Same Store segment included 58 apartment communities with 20,742 apartment homes and our Other Real Estate segment included 16 apartment communities with 4,559 apartment homes. During the first quarter of 2023, five communities with 2,083 homes acquired in 2021 will be reclassified from Other Real Estate to Same Store, as AIR will have owned them for the entirety of the periods presented.

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

We do not include offsite costs associated with property management, casualty gains or losses, or the results of apartment communities sold or held for sale reported in consolidated amounts, in our assessment of segment performance. Accordingly, these items are not allocated to our segment results discussed below.

Please refer to Note 15 to the consolidated financial statements in Item 8 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

	Year Ended December 31,		Historical Change		Change Attributable to Changes in Ownership		Change Excluding Changes in Ownership
(dollars in thousands)	2022	2021	$	%	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$544,199	$516,980	$27,219	5.3%	$(22,991)	(4.9%)	$50,210	10.2%
Other Real Estate	100,803	22,852	77,951	nm	—	—%	77,951	nm
Total	645,002	539,832	105,170	19.5%	(22,991)	(4.9%)	128,161	24.4%
Property operating expenses, net of utility reimbursements:
Same Store	139,418	143,130	(3,712)	(2.6%)	(4,273)	(3.0%)	561	0.4%
Other Real Estate	35,863	10,697	25,166	nm	—	—%	25,166	nm
Total	175,281	153,827	21,454	13.9%	(4,273)	(3.0%)	25,727	16.9%
Proportionate property net operating income:
Same Store	404,781	373,850	30,931	8.3%	(18,718)	(5.7%)	49,649	14.0%
Other Real Estate	64,940	12,155	52,785	nm	—	—%	52,785	nm
Total	$469,721	$386,005	$83,716	21.7%	$(18,718)	(5.7%)	$102,434	27.4%

For the year ended December 31, 2022, compared to 2021, excluding changes attributable to changes in ownership, our Same Store proportionate property NOI increased by $49.6 million, or 14.0%. This increase was attributable primarily to a $50.2 million, or 10.2%, increase in rental and other property revenues due to an 8.4% increase in residential rates, a 70 basis point increase in ADO to 97.0%, and a 70 basis point decrease in net bad debt.

Other Real Estate proportionate property NOI increased by $52.8 million for the year ended December 31, 2022, compared to 2021, due primarily to NOI contribution from four properties acquired in 2022, four properties previously leased to Aimco, and five properties acquired in 2021.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, and the results of apartment communities sold or held for sale, which we do not allocate to our segments for purposes of evaluating segment performance.

For the year ended December 31, 2022, compared to 2021, non-segment real estate operations decreased by $45.5 million due primarily to $53.6 million of lower NOI attributable to sold properties, offset partially by a $5.0 million increase in net property management revenues, and a $3.1 million decrease in casualty losses.

General and Administrative “G&A” Expenses

During 2022, we revised our definition of G&A expenses to include depreciation of non-real estate related assets and to also include certain insurance costs. In 2021, these amounts are included in depreciation and amortization and other expense, net, respectively, in our consolidated statements of operations. Excluding this reclassification, for the year ended December 31, 2022, compared to 2021, G&A costs increased by $2.0 million, or 10.8%, due primarily to our CEO waiving $2.5 million of his compensation in 2021 to meet our G&A target of 15 basis points of GAV. In 2022, we met our G&A target and no compensation was waived or reimbursed.

Other Expenses, Net

Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, and certain non-recurring items.

For the year ended December 31, 2022, compared to 2021, other expenses, net, decreased by $18.1 million, or 66.7%, due to a gain on the sale of a cost basis investment and the 2021 write-off of costs associated with redevelopment projects we no longer intended to pursue as a result of the Separation, offset partially by ground lease expense at a property acquired in 2022 in the Washington, D.C. area.

Interest Income

For the year ended December 31, 2022, compared to 2021, interest income decreased by $8.4 million, or 14.3%, due primarily to lower interest income associated with our note receivable from Aimco, which was repaid during the third quarter of 2022, lower interest income associated with properties leased to Aimco through September 1, 2022, when the leases were canceled, and interest income earned during 2021 associated with our previous investment in a securitization trust. The decrease was offset partially by the receipt of a $17.4 million prepayment penalty associated with the repayment of the note receivable from Aimco.

Interest Expense

For the year ended December 31, 2022, compared to 2021, interest expense decreased by $13.0 million, or 10.0%, due primarily to lower average property debt balances, offset partially by higher interest rates in 2022.

Loss on Extinguishment of Debt

For the year ended December 31, 2022, compared to 2021, loss on extinguishment of debt decreased by $133.1 million, due to prepayment penalties incurred in 2021 associated with the deleveraging of AIR’s balance sheet and the write-off of deferred financing costs associated with our previous revolving credit facility in 2021.

Gain on Dispositions of Real Estate and Derecognition of Leased Properties

During the year ended December 31, 2022, we recognized $939.8 million of gain on dispositions of real estate.

During the year ended December 31, 2021, we recognized $594.9 million of gain on derecognition of leased properties and dispositions of real estate, which primarily consists of: $243.4 million in property sales, $266.4 million in connection with the Washington, D.C. joint venture, and $87.1 million related to the derecognition of assets leased to Aimco.

Apartment communities sold are summarized below (dollars in millions):

	2022	2021
Number of apartment communities sold	18	16
Gross proceeds	$1,276.1	$511.5
Net proceeds (1)	$1,137.8	$471.9
(1)
Net proceeds for the years ended December 31, 2022 and 2021, are after repayment of $114.0 million and $23.6 million, respectively, of property debt, net working capital settlements, payment of transaction costs, and debt prepayment penalties, if applicable.

Loss from Unconsolidated Real Estate Partnerships

During the year ended December 31, 2022, compared to 2021, loss from unconsolidated real estate partnerships increased by $2.9 million, due to a full year of depreciation expense recognized in 2022 related to properties included in the Blackstone joint venture, compared to three months of depreciation expense recognized in 2021, as the joint venture was formed in October of 2021.

Income Tax (Expense) Benefit

Certain of our operations, including property management, are conducted through taxable REIT subsidiaries (“TRS entities”).

Our income tax (expense) benefit calculated in accordance with GAAP includes income taxes associated with the income or loss of our TRS entities for which the tax consequences have been realized or will be realized in future periods. Income taxes related to these items, as well as changes in valuation allowance, are included in income tax (expense) benefit in our consolidated statements of operations.

For the year ended December 31, 2022, we recognized income tax expense of $3.9 million, compared to an income tax benefit of $5.2 million for the year ended December 31, 2021.

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

NAREIT Funds From Operations and Pro forma Funds From Operations

Many of our investors focus on multiples of Funds From Operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), referred to herein as “NAREIT FFO.” These investors also focus on NAREIT FFO, as adjusted for non-cash, unusual, or non-recurring items. We refer to this metric as Pro forma Funds From Operations (“Pro forma FFO”) and use it as a measure of operational performance.

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

NAREIT FFO and Pro forma FFO are calculated as follows (in thousands, except per share data):

	2022	2021
Net income attributable to AIR common stockholders	$903,642	$447,124
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	332,401	296,436
Gain on dispositions of real estate and derecognition of leased properties, net of noncontrolling partners’ interest	(939,700)	(594,861)
Income tax adjustments related to gain on dispositions and other tax-related items	1,093	2,707
Common noncontrolling interests in AIR OP’s share of above adjustments and amounts allocable to participating securities	37,514	19,835
NAREIT FFO attributable to AIR common stockholders	$334,950	$171,241
Adjustments:
Loss on extinguishment of debt (1)	23,636	156,707
Tax adjustment (2)	—	(9,656)
Separation, business transformation, and transition related costs (3)	5,333	15,756
Non-cash straight-line rent (4)	8,035	2,621
Incremental cash received from leased properties (5)	432	571
Casualty (gain) loss and other (6)	1,595	3,310
Common noncontrolling interests in AIR OP’s share of above adjustments and amounts allocable to participating securities	(2,423)	(9,777)
Pro forma FFO attributable to AIR common stockholders	$371,558	$330,773

Weighted-average common shares outstanding – basic	154,093	154,135
Dilutive common share equivalents (7)	226	368
Total shares and dilutive share equivalents	154,319	154,503

Net income attributable to AIR per share – diluted	$5.81	$2.89
NAREIT FFO per share – diluted	$2.17	$1.11
Pro forma FFO per share – diluted	$2.41	$2.14
(1)
During 2022 and 2021, we incurred debt extinguishment costs related to the prepayment of debt. We excluded these costs from Pro forma FFO because we believe they are not representative of future cash flows.
(2)
During 2021, we challenged the methodology previously used to value net operating loss carrybacks at our TRS entity. As a result of the revised tax position, in 2021 we recorded a receivable for an expected $9.7 million in refunds. This amount was excluded from Pro forma FFO due to the unusual and non-recurring nature of the refund, which was received in 2022.

(3)
During 2022, we incurred consulting, placement, legal, and other transformation related costs as we fully implement AIR’s business model, including projects intended to increase efficiency and reduce costs in future periods. We anticipate transition costs to continue through 2023 as we engage in and finalize our finance transformation initiative that modernizes our systems and processes and includes a new Enterprise Resource Planning system. During 2021, we incurred tax, legal and other transition related costs and wrote off costs associated with redevelopment projects we no longer intend to pursue as a result of the Separation. We excluded these costs from Pro forma FFO because we believe they are not related to ongoing operating performance.
(4)
In 2018 and 2022, we assumed 99-year ground leases with scheduled rent increases. Due to the terms of the leases, GAAP rent expense will exceed cash rent payments until 2076 and 2079, respectively. We include the cash rent payments for these ground leases in Pro forma FFO but exclude the incremental straight-line non-cash rent expense. The rent expense for these leases is included in other expense, net, in our consolidated statements of operations.
(5)
During 2021 and 2022, we had certain properties leased to a third party. Due to the terms of these leases, cash received exceeded GAAP income. We included the cash lease income in Pro forma FFO. These leases were canceled during the third quarter of 2022.
(6)
During 2022, we incurred casualty losses due to Hurricane Ian-related wind damage, primarily at one of our communities in South Florida, and flooding at one of our communities in Boston. During 2021, we incurred casualty losses due to Hurricane Ida-related flooding in downtown Philadelphia causing damage to our Park Towne Place apartment community, and continued to incur incremental costs related to its cleanup in 2022. During the fourth quarter of 2022, we recorded net gains related to third party reimbursements received related to the 2021 casualty at Park Town Place. We excluded these costs and reimbursements from Pro forma FFO because of the unusual nature of the weather events.
(7)
Certain common share equivalents that are included in our calculation of net income attributable to AIR per share, diluted are excluded from our calculation of NAREIT FFO per share and Pro forma FFO per share as they are anti-dilutive.

During 2022, we sold our 2% cost basis investment in the portfolio serving as collateral for the note receivable from Aimco. We recognized $7.2 million of gain on dispositions of unconsolidated real estate partnerships in connection with the sale, or $5.4 million, net of tax. Consistent with prior treatment of gains on cost basis investments, this gain has been included in the determination of FFO given we consider the investment to be incidental to our main business as a REIT. Specifically, we only held the 2% interest in order to provide additional collateral for our short-term loan to Aimco and for tax planning associated with the Separation.

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

Our leverage ratios for the three months ended December 31, 2022, are presented below:

Annualized Current Quarter
Proportionate Debt to Adjusted EBITDAre	5.9x
Net Leverage to Adjusted EBITDAre	6.05x

Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and includes our share of the long-term, non-recourse property debt, outstanding borrowings under our revolving credit facility, term loans, and unsecured notes. Proportionate Debt excludes unamortized debt issuance costs because these amounts represent cash expended in earlier periods and do not reduce our contractual obligations. We reduce our recorded debt by the amounts of cash and restricted cash on-hand, excluding tenant security deposits included in restricted cash, assuming the remaining amounts of cash and restricted cash would be used to reduce our outstanding leverage.

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

The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios is as follows (in thousands):

December 31, 2022
Total indebtedness	$3,641,629
Adjustments:
Debt issuance costs related to non-recourse property debt and term loans	15,022
Proportionate share adjustments related to debt obligations	(390,282)
Cash and restricted cash	(301,405)
Tenant security deposits included in restricted cash	10,505
Proportionate share adjustments related to cash and restricted cash	3,808
Proportionate Debt	$2,979,277
Perpetual Preferred Stock	2,000
Preferred noncontrolling interests in AIR Operating Partnership	77,143
Net Leverage	$3,058,420

We calculated Adjusted EBITDAre used in our leverage ratios based on annualized current quarter amounts. EBITDAre and Adjusted EBITDAre are non-GAAP measures, which we believe are useful to investors, creditors, and rating agencies as a supplemental measure of our ability to incur and service debt because they are recognized measures of performance by the real estate industry and facilitate comparison of credit strength between AIR and other companies. EBITDAre and Adjusted EBITDAre should not be considered alternatives to net income as determined in accordance with GAAP as indicators of liquidity. There can be no assurance that our method of calculating EBITDAre and Adjusted EBITDAre is comparable with that of other real estate investment trusts. NAREIT defines EBITDAre as net income computed in accordance with GAAP, before interest expense, income taxes, and depreciation and amortization expense, which we have further adjusted for:

•
gains and losses on dispositions of depreciated property and the derecognition of leased properties;
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

EBITDAre is defined by NAREIT and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. We define Adjusted EBITDAre as EBITDAre adjusted for the effect of the following items for the reasons set forth below:

•
net income attributable to noncontrolling interests in consolidated real estate partnerships and EBITDAre adjustments attributable to noncontrolling interests are excluded to allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry; and
•
the amount by which GAAP rent expense exceeds cash rent payments for two long-term ground leases until 2076 and 2079 is excluded. The excess of GAAP rent expense over the cash payments for these leases does not reflect a current obligation that affects our ability to service debt.

The reconciliation of net income to EBITDAre and Adjusted EBITDAre, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended
December 31, 2022
Net income	$353,611
Adjustments:
Interest expense	35,669
Income tax expense	2,957
Depreciation and amortization	97,295
Gain on dispositions of real estate	(352,197)
EBITDAre	$137,335
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(743)
EBITDAre adjustments attributable to noncontrolling interests and unconsolidated real estate partnerships	(6,801)
Pro forma FFO and other adjustments, net (1)	(892)
Adjusted EBITDAre	$128,899
Annualized Adjusted EBITDAre, unadjusted for non-recurring items	$515,596
Removal of annualization impact for non-recurring items (2)	(10,247)
Annualized Adjusted EBITDAre	$505,349
(1)
Pro forma FFO adjustments, net, includes pro forma adjustments to NAREIT FFO under the heading NAREIT Funds From Operations and Pro forma Funds From Operations, excluding items that are not included in EBITDAre such as prepayment penalties, net and amounts attributable to noncontrolling interest share. EBITDAre has also been adjusted by $3.0 million to reflect the disposition of six apartment communities during the period and $0.4 million to reflect interest income earned on the seller finance note provided as if the transactions closed on October 1, 2022.
(2)
Fourth quarter 2022 EBITDAre benefits from $3.4 million of items that are not expected to recur in the future. As such, they were not annualized in the computation of Annualized Adjusted EBITDAre.

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

As of December 31, 2022, our available liquidity was $814.0 million, which consisted of:

•
$92.2 million of our share of cash and cash equivalents;
•
$194.9 million of our share of restricted cash, excluding amounts related to tenant security deposits, which consists primarily of cash deposits into 1031 exchange accounts in connection with potential tax-deferred exchange transactions, escrows held by lenders for capital additions, property taxes, and insurance; and
•
$526.9 million of available capacity to borrow under our revolving credit facility after consideration of letters of credit.

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

For further information on our liquidity requirements related to our contractual obligations and commitments, refer to Note 4, Note 5, Note 6, and Note 8 to the consolidated financial statements in Item 8. In addition to the commitments outlined in the aforementioned footnotes, we also anticipate interest payments, net of the impact of our cash flow hedges, for the years ended

December 31, 2023 through 2027 of approximately $90 million, $82 million, $57 million, $36 million, and $33 million, respectively, and approximately $162 million in the aggregate thereafter based on balances outstanding as of December 31, 2022.

Leverage and Capital Resources

The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Any adverse changes in the lending environment could negatively affect our liquidity. We believe we have mitigated much of this exposure by reducing our short and intermediate-term maturity risk through refinancing such loans with long-dated debt. During 2022, we entered into floating to fixed interest rate swaps for $830 million notional principal value of debt and entered into a $100 million treasury lock, further reducing our exposure to increasing interest rates.

Subsequent to December 31, 2022, and on a leverage neutral basis, AIR borrowed $320 million using 10-year fixed rate financing, bearing interest at 4.9%. Proceeds were used to refinance a floating rate loan and reduce borrowings by $230 million on our revolving credit facility. This transaction reduced floating rate debt not subject to interest rate caps or swaps to 4%, or $150 million, and increased our weighted-average maturity by nine months. Pro forma for this transaction, AIR has no debt maturing before the second quarter of 2025.

If financing options become unavailable for our future debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending, or proceeds from apartment community dispositions.

The combination of secured and unsecured debt, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage was 6.3 years as of December 31, 2022, inclusive of extension options, with a weighted-average interest rate of 4.1%. As of December 31, 2022, the interest rate on our fixed rate loans and floating rate loans is 3.2% and 6.1%, respectively, and we face refunding and repricing risk in the next three years of only 12% of total debt, inclusive of extension options. Pro forma for refinancing activities completed in January 2023, the weighted-average remaining term to maturity was extended an additional nine months.

Under our credit agreement and unsecured notes payable, we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. The financial covenants we are required to maintain include a maximum leverage ratio of no greater than 0.60 to 1.00; a fixed charge coverage ratio of no less than 1.50 to 1.00, a maximum secured indebtedness to total assets ratio of no greater than 0.45 to 1.00 through March 31, 2023, and 0.40 to 1.00 thereafter, a maximum unsecured leverage ratio no greater than 0.60 to 1.00, and a minimum unsecured interest coverage ratio no less than 1.50 to 1.00. We believe we were in compliance with these covenants as of December 31, 2022, and expect to remain in compliance during the next 12 months.

Changes in Cash, Cash Equivalents and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows in Item 8 of this report.

Operating Activities

For the year ended December 31, 2022, net cash provided by operating activities was $420.6 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, and changes in working capital items. Cash provided by operating activities for the year ended December 31, 2022, increased by $87.6 million compared to 2021, due to higher contribution from our Same Store portfolio and increased contribution from properties recently acquired.

Investing Activities

For the year ended December 31, 2022, net cash provided by investing activities of $650.3 million consisted primarily of proceeds from dispositions of real estate and proceeds from the repayment of the note receivable from Aimco, offset partially by purchases of real estate and capital expenditures. Net cash provided by investing activities of $478.3 million for the same period in 2021 consisted primarily of proceeds from dispositions of real estate and cash received from debt investment maturities, offset partially by purchases of real estate and capital expenditures.

Capital additions totaled $189.3 million and $136.5 million during the years ended December 31, 2022 and 2021, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

We categorize capital spending for communities in our portfolio broadly into six primary categories:

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
•
casualty, which represents capitalized costs incurred in connection with the restoration of an apartment community after a casualty event; and
•
entitlement and planning.

We exclude the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period from the foregoing measures.

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows are presented below (in thousands):

	Year Ended December 31,
	2022	2021
Capital replacements	$30,435	$27,735
Capital improvements	14,723	9,669
Capital enhancements	92,780	82,403
Initial capital expenditures	33,351	10,507
Casualty	15,211	6,088
Entitlement and planning	2,846	143
Total capital additions	$189,346	$136,545
Plus: additions related to apartment communities sold and held for sale	4,014	32,375
Consolidated capital additions	$193,360	$168,920
Plus: net change in accrued capital spending	(956)	5,579
Total capital expenditures per consolidated statements of cash flows	$192,404	$174,499

For the years ended December 31, 2022 and 2021, we capitalized $1.5 million and $2.4 million of interest costs, respectively, and $16.6 million and $10.3 million of other direct and indirect costs, respectively.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 was $862.2 million, an increase of $70.2 million from 2021, due to higher proceeds received from term loans and the issuance of Common Stock in 2021 and the 2022 repurchases of Common Stock executed as part of our balanced investment program, offset partially by lower repayments of non-recourse property debt and proceeds from the issuance of unsecured notes payable as part of the Company’s transition to unsecured debt.

Future Capital Needs

We expect to fund any future acquisitions, debt maturities, and other capital spending principally with proceeds from apartment community sales (including the formation of joint ventures), secured and unsecured borrowings, the issuance of equity securities (including OP Units), and operating cash flows. We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for 2023 and beyond.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting estimates involve our more significant judgments used in the preparation of our consolidated financial statements.

Impairment of Long-Lived Assets

Real estate and other long-lived assets to be held and used are individually evaluated for impairment when conditions exist that may indicate the carrying amount of a long-lived asset may not be recoverable. We use the held for sale impairment model for properties classified as held for sale, whereby an impairment charge is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. Upon determination that an impairment has occurred, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community. The measurement of the impairment loss is based on the fair value of the communities and incorporates various estimates and assumptions, the most significant being market rental rates, operating expense assumptions, expected hold period, and capitalization rates. We project future rental revenue growth rates using forecasted rates from third-party market research analytics. Property expense growth rates and capitalization rates are based on the apartment communities’ historical, current, and expected future operating results, existing operating expense assumptions, and operational strategies. These projections are adjusted to reflect current economic conditions and require considerable management judgement. We recognized an impairment loss on real estate to be held and used included in our Other Real Estate segment of $47.3 million under the held-for-use impairment model during the year ended December 31, 2020. We did not recognize any such impairment during the years ended December 31, 2022 and 2021.

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

From time to time, we use derivative financial instruments, principally interest rate swaps and treasury rate locks, to reduce our exposure to interest rate risk. We do not hold or issue derivatives for speculative purposes and monitor closely the credit quality of the institutions with which we transact. Our objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in interest rate movements.

Market Risk

Our prevailing market risk is the potential fluctuation in interest costs and in the fair value of long-term debt resulting from movements in interest rates. We use interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable-rate payments from a counterparty based on the strike rate of the contract.

As of December 31, 2022, on a consolidated basis, we had $800.0 million of outstanding borrowings on our term loans, $88.5 million of variable-rate property-level debt outstanding, and $462.0 million of variable-rate borrowings under our revolving credit facility. We estimate that a change in the floating rate of 100 basis points with constant credit risk spreads would increase or decrease interest expense by $5.2 million on an annual basis, after consideration of our interest rate swaps.

As of December 31, 2022, we had $301.4 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.

We estimate the fair value of debt instruments as described in Note 12 to the consolidated financial statements in Item 8. The estimated fair value of total indebtedness, including our term loans, revolving credit facility, and unsecured notes payable, was $3.4 billion as of December 31, 2022, inclusive of a $270.1 million mark-to-market asset, of which the amount attributable to AIR common stockholders is $217.1 million. The mark-to-market liability as of December 31, 2021 was $62.0 million, of which the amount attributable to AIR common stockholders is $32.5 million.

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

Management assessed the effectiveness of AIR’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2022, AIR’s internal control over financial reporting is effective.

AIR’s independent registered public accounting firm has issued an attestation report on AIR’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in AIR’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, AIR’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Apartment Income REIT Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Apartment Income REIT Corp. (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

February 28, 2023

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

Management assessed the effectiveness of the AIR Operating Partnership’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).

Based on their assessment, management concluded that, as of December 31, 2022, the AIR Operating Partnership’s internal control over financial reporting is effective.

The AIR Operating Partnership’s independent registered public accounting firm has issued an attestation report on the AIR Operating Partnership’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and the Board of Directors of Apartment Income REIT, L.P.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Apartment Income REIT, L.P. (the “Partnership”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Partnership and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

February 28, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical information for the directors follows.

THOMAS N. BOHJALIAN, CFA Age: 57 Independent Director since 2021

Experience

•
Executive Vice President/Senior Portfolio Manager, the Head of U.S. Real Estate and Trading departments and responsible for investment decisions for $40 billion of the firm’s assets, Cohen & Steers, a $96 billion global asset manager focused on listed Real Assets (2002 – 2021)

Qualifications

•
Capital Markets, Investment and Finance, Investor Relations, Financial Expertise and Literacy, Real Estate – Mr. Bohjalian has over 30 years of real estate and finance experience including investment management and real estate investment; during his tenure was responsible for two 5-Star Morningstar ranked funds, was a five-time winner of the Lipper Fund of the year award, and consistently ranked in the top decile of all real estate fund managers
•
Mr. Bohjalian also brings expertise in Corporate Governance and Talent Development and Management

Education

•
BS, Business Administration, Northeastern University
•
MBA, Northeastern University
•
Chartered Financial Analyst

Committees

•
Audit Committee
•
Compensation and Human Resources Committee
•
Governance and Corporate Responsibility Committee

Other Organizations

•
New York Society of Security Analysts, Member
•
Senior Real Estate Advisor for BeyondView, a PropTech company that creates interactive and photorealistic digital twins of commercial real estate

TERRY CONSIDINE Chief Executive Officer, AIR Communities Age: 75 Director since 1994

Experience

•
Chief Executive Officer, AIR (2020 – present)
•
Chief Executive Officer and Chairman, Aimco Board (July 1994 – December 2020 separation)
•
In 1975, founded and subsequently managed the predecessor companies that became Aimco at its initial public offering in 1994

Qualifications

•
Chief Executive Officer and Chairman, Aimco (July 1994 – December 2020 separation)
•
Investment and Finance – More than 50 years of experience in real estate, television broadcasting, convenience stores, environmental services, and venture capital
•
Mr. Considine also brings expertise in Real Estate, particularly Real Estate Investment, Finance, and Operations, Capital Markets, Investment and Finance, Corporate Governance, Talent Development, and Team Leadership

Education

•
BA, Harvard University
•
JD, Harvard University

Other Boards and Organizations

•
Aimco (1994 – February 2023)
•
Intrepid Potash, Inc., a publicly held diversified producer of minerals, water, and oilfield services (2008 – 2021)

KRISTIN R. FINNEY-COOKE Managing Director, JP Morgan Multi Asset Solutions Group Age: 53 Independent Director since 2021

Experience

•
Managing Director, JP Morgan Multi Asset Solutions Group (September 2021 – present)
•
Senior Consultant and Co-Chair of the Diverse Manager Advisory Committee, NEPC Chicago office (2010 – September 2021)
•
Principal, including three years as the National Public Fund Segment Leader, Mercer (2004 – 2010)
•
Spent six years at Credit Suisse First Boston
•
Frequent speaker at conferences and testifies annually at the Illinois State Senate Hearings on behalf of her clients

Qualifications

•
Capital Markets, Investment and Finance – Ms. Finney-Cooke has enjoyed a 23-year career in investment management at firms including JP Morgan, NEPC and Mercer. She provided investment advice including policy development, asset allocation, asset liability and performance modelling and multi-asset solutions
•
Financial Expertise and Literacy – In addition to her 23-year career providing investment advice to large asset pools and other public, endowment, healthcare and corporate fund clients, Ms. Finney-Cooke received her MBA in Finance and Accounting and is a CAIA designee
•
Talent Development and Management – While serving as a Senior Consultant in the NEPC Chicago office, she was the Co-Chair of the Diverse Manager Advisory Committee.

Education

•
BS, Howard University
•
MBA, Finance and Accounting, University of Chicago
•
Chartered Alternative Investment Analyst (CAIA) designee

Committees

•
Audit Committee
•
Compensation and Human Resources Committee
•
Governance and Corporate Responsibility Committee

Other Organizations

•
Board of Trustees, Chicago State University Foundation, Member & Investment Committee Chair
•
Board of Trustees, Ann & Robert H. Lurie Children’s Hospital of Chicago Medical Center
•
Economic Club of Chicago, Member

THOMAS L. KELTNER Chairman of the Board Age: 76 Independent Director since 2007

Experience

•
Executive Vice President and Chief Executive Officer — Americas and Global Brands, Hilton Hotels Corporation (March 2007 – March 2008, which concluded the transition period following Hilton’s acquisition by The Blackstone Group); joined in 1999 and served in various roles
•
Served in several positions, Promus Hotel Corporation, including President, Brand Performance and Development (1993 – 1999)
•
Senior Vice President and COO, Franchise Hotel Division, Holiday Inn Worldwide; President and Managing Director, Holiday Inns International
•
President, Saudi Marriott Company, a division of Marriott Corporation
•
Management consultant, Cresap, McCormick and Paget, Inc.
•
Served as an officer in the U.S. Navy Submarine Service

Qualifications

•
Business Operations, Customer Service, Marketing and Branding, Property Management and Operations Mr. Keltner has more than 20 years of experience in the areas of hotel development, acquisition, disposition, franchising, and management at major companies including Hilton, Promus, Holiday Inn and Marriott
•
Mr. Keltner also brings expertise in Financial Expertise and Literacy, Investment and Finance, Talent Development and Management, and Real Estate

Education

•
BA, Ohio University
•
MBA, Stanford Graduate School of Business

Committees

•
Audit Committee
•
Compensation and Human Resources Committee
•
Governance and Corporate Responsibility Committee
•
AIR-AIV Transactions Committee, Chair

Other Boards • Aimco (2007 – 2020)

DEVIN I. MURPHY President, Phillips Edison & Company Age: 62 Independent Director since 2020

Experience

•
President, Phillips Edison & Company (2019 – present); Chief Financial Officer (2013 – 2019)
•
Vice Chairman, Morgan Stanley (2009 – 2013)
•
Managing Partner, Coventry Real Estate Advisors, a real estate private equity firm (2008 – 2009)
•
Global Head of Real Estate Investment Banking, Deutsche Bank, where his team executed over 500 transactions of all types for clients representing total transaction volume exceeding $400 billion, including initial public offerings, mergers and acquisitions, common stock offerings, secured and unsecured debt offerings and private placements of both debt and equity (2004 – 2007)
•
Held a number of senior positions including Co-head of U.S. Real Estate Investment Banking and Head of Real Estate Private Capital Markets; served on the Investment Committee of the Morgan Stanley Real Estate Funds, a series of global private real estate funds with over $35 billion in assets under management, Morgan Stanley (1994 – 2004)

Qualifications

•
Business Operations, Capital Markets, Investment and Finance – Mr. Murphy served as an investment banker for 28 years including as Vice Chair of Morgan Stanley and Global Head of Real Estate Investment Banking at Deutsche Bank. He has been a c-suite executive of Phillips Edison, a $7 billion market capitalization owner and operator of grocery-anchored shopping centers, for nine years.
•
Real Estate Investment and Finance, Property Management and Operations – Mr. Murphy’s experience at Phillips Edison, and Coventry, which sponsored institutional investment funds that acquire and develop retail properties, as well as his roles at Deutsche Bank and Morgan Stanley.
•
Mr. Murphy also brings expertise in Accounting and Auditing for Large Business Organizations, Corporate Governance, Financial Expertise and Literacy, Investor Relations and Talent Development and Management

Education

•
BS, English and History, College of William and Mary
•
MBA, Finance, General, University of Michigan

Committees

•
Audit Committee
•
Compensation and Human Resources Committee
•
Governance and Corporate Responsibility Committee

Other Boards

•
CoreCivic, Inc., a NYSE listed company that is the nation’s leading provider of high-quality corrections and detention management facilities (2018 – present)
•
Aimco (2020 – 2021)

MARGARITA PALÁU-HERNÁNDEZ, ESQ. Founder and Chief Executive Officer, Hernández Ventures Age: 66 Independent Director since 2021

Experience

•
Founder and Chief Executive Officer, Hernández Ventures (1988 – present)
•
Nominated to serve as a Representative of the United States of America to the Seventy-third Session of the General Assembly of the United Nations with the personal rank of Ambassador (2018)
•
Attorney, McCutcheon, Black, Verleger & Shea (1985 – 1988)

Qualifications

•
Business Operations, Financial Expertise and Literacy – Ms. Palau-Hernandez is the founder/CEO of a privately held enterprise involved in Spanish-language media, business and real estate ventures
•
Legal, Real Estate – During the time she practiced law, Ms. Palau-Hernandez specialized in real estate transactions
•
Ms. Palau-Hernandez also brings expertise in Corporate Governance, Talent Development, and sourcing and structuring acquisitions

Education

•
BA, magna cum laude, University of San Diego
•
JD, UCLA School of Law

Committees

•
Audit Committee
•
Compensation and Human Resources Committee
•
Governance and Corporate Responsibility Committee

Other Boards and Organizations

•
Xerox Holdings Corporation (since 2021)
•
Conduent Incorporated (since 2019)
•
Occidental Petroleum (2020 – 2022)
•
Herbalife Nutrition, Ltd. (2018 – 2021)
•
ALJ Regional Holdings, Inc. (2015 – 2019)
•
Yale School of Management Council of Global Advisors, Chair
•
National Museum of the American Latino at the Smithsonian, Vice Chair
•
Ronald Reagan UCLA Medical Center Board of Advisors

JOHN DINHA RAYIS Senior Strategic Advisor, Tax and Transaction Liability, Lockton Age: 68 Independent Director since 2020

Experience

•
Senior Strategic Advisor, Tax and Transaction Liability, Lockton (2022 – present)
•
Adjunct Professor of Tax Law, Stetson University College of Law (2021 – present)
•
Partner, Tax, Skadden, Arps, Slate, Meagher & Flom LLP; (1982 – 2016); Of Counsel (2016 – 2018)
•
Admitted to practice before the U.S. Supreme Court
•
Repeatedly selected for inclusion in Chambers Global: The World’s Leading Lawyers for Business in the “Capital Markets: REITs” category, in Chambers USA, America’s Leading Lawyers for Business as one of America’s leading REIT tax lawyers, and in The Best Lawyers in America

Qualifications

•
Legal, REIT Tax, Financial Expertise and Literacy, Real Estate Investment and Finance – Mr. Rayis spent over 36 years as an attorney advising clients on a variety of complex corporate, partnership and REIT tax law matters
•
Mr. Rayis also brings expertise in Capital Markets, Corporate Governance, Talent Development and Team Leadership.

Education

•
BA, BS, Michigan State University
•
JD, Wayne State University
•
LL.M, University of Michigan

Committees

•
Audit Committee
•
Compensation and Human Resources Committee, Chair
•
Governance and Corporate Responsibility Committee
•
AIR-AIV Transactions Committee

Other Boards

• Aimco (2020 – 2021) • The University of Chicago Medical Center, Board of Trustees (2021 – present) • Longboat Key Florida Citizens Tax Oversight Committee, Member

ANN SPERLING Advisor, Trammell Crow Company Age: 67 Independent Director since 2018

Experience

•
Advisor (2021 – present); Senior Director (2013 – 2021), held a variety of roles, including Senior Managing Director and Area Director for the Rocky Mountain Region (1982 – 2006), Trammell Crow Company, the development subsidiary of the public company, CBRE
•
President, Markets West, Jones Lang LaSalle, the public real estate investment and services firm (2012 – 2013), Chief Operating Officer, Americas and served on the governance focused Global Operating Committee (2009 – 2012)
•
Managing Director, Catellus, then a mixed-use development and investment subsidiary of the public REIT, Prologis, prior to this subsidiary’s preparation for sale (2007 – 2009)

Qualifications

•
ESG – While at Jones Lang LaSalle, Ms. Sperling served on the Global Operating Committee, which was governance-focused
•
Real Estate Investment and Finance, Property Management and Operations - During her over 33 years at Trammell Crow, Ms. Sperling was focused leadership and governance, property management and the sourcing, capitalization, and execution of new commercial developments
•
Business Operations, Marketing and Branding, Financial Expertise and Literacy, Talent Development and Management – during Ms. Sperling’s 40 years of real estate and management experience, including roles at Jones Lang LaSalle and Catellus, she was responsible for oversight of operations, finance, marketing, research, operations, human resources, legal, and engineering

Education

•
BS, Biology and Psychology, magna cum laude, Tufts University
•
MBA, Harvard School of Business

Committees

•
Audit Committee
•
Compensation and Human Resources Committee
•
Governance and Corporate Responsibility Committee, Chair

Other Boards and Organizations

•
SmartRent, a NYSE-listed provider of smart home automation technology
•
Aimco (2018 – 2021)
•
Cadence Capital, Advisory Board
•
Gates Center for Regenerative Medicine, Vice Chair
•
Tufts University School of Arts and Sciences, Advisory Board
•
University of Colorado Real Estate Center, Advisory Board
•
Urban Land Institute, Industrial and Office Properties Council (IOPC) Green Flight, Assistant Chair

NINA A. TRAN CFO, Pacaso Age: 54 Independent Director since 2016

Experience

•
Chief Financial Officer, Pacaso, a technology-enabled marketplace focused on co-ownership of luxury second homes (2021 – 2022)
•
Chief Financial Officer, Veritas Investments, a real estate investment manager that owns and operates mixed-use-multifamily properties in the San Francisco Bay Area and Southern California (2016 – 2021)
•
Chief Financial Officer, Starwood Waypoint Residential Trust, a leading publicly traded REIT that owns and operates single-family rental homes (2013 – 2016)
•
Held various positions including Senior Vice President and Chief Accounting Officer, and most recently as Chief Global Process Officer, where she helped lead the merger integration of AMB and Prologis, AMB Property Corporation (now Prologis, Inc.), the largest publicly traded global industrial REIT (1995 – 2013)
•
Senior Associate, PricewaterhouseCoopers (1991 – 1995)

Qualifications

•
Accounting and Auditing for Large Business Organizations, Capital Markets, Investment and Finance, Real Estate Investment and Finance, Multifamily – Ms. Tran has over 25 years of real estate and financial management experience, including as CFO, focused on real estate and REITs, including multifamily properties
•
Talent Development and Management Business Operations, Financial Expertise and Literacy – as part of Ms. Tran’s various roles over her career, she was responsible for building and leading finance and accounting teams
•
Cybersecurity, Information Technology - Ms. Tran brings expertise gained through her current and previous positions, including enterprise technology implementations

Education

•
BS, Accounting and Computer Information Systems, California State University – East Bay
•
Certified Public Accountant (CPA), (inactive)

Committees

•
Audit Committee, Chair
•
Compensation and Human Resources Committee
•
Governance and Corporate Responsibility Committee
•
AIR-AIV Transactions Committee

Other Boards and Organizations

•
American Assets Trust, a publicly-traded diversified REIT
•
Advisory Board, Asian Pacific Fund
•
Aimco (2016 – 2021)

Summary of Director Qualifications and Expertise

In meeting its oversight responsibilities, the Board benefits from its composition by having directors with complementary skills, experience, and expertise. All directors possess public company board experience as well as executive leadership experience.

In addition, directors have particular skills and expertise directly relevant to AIR’s business.

Summary of Director Qualifications and Expertise	Mr. Bohjalian	Mr. Considine	Ms. Finney- Cooke	Mr. Keltner	Mr. Murphy	Ms. Paláu- Hernández	Mr. Rayis	Ms. Sperling	Ms. Tran
Accounting and Auditing for Large Business Organizations					•				•
Business Operations		•	•	•	•	•		•	•
Capital Markets	•	•	•		•		•		•
Corporate Governance	•	•			•	•	•	•
Customer Service				•
C-Suite Experience		•		•	•			•	•
Cybersecurity									•
ESG								•
Financial Expertise and Literacy	•	•	•	•	•	•	•	•	•
Information Technology									•
Investment and Finance	•	•	•		•			•	•
Investor Relations	•	•			•				•
Legal		•				•	•
Marketing and Branding				•				•
Multifamily Experience		•						•	•
Property Management and Operations		•		•	•	•		•	•
Other Public Company Board Experience		•		•	•	•	•	•	•
Real Estate Investment and Finance	•	•	•	•	•	•	•	•	•
REIT Tax		•					•
Talent Development	•	•	•	•	•	•	•	•	•
Team Leadership	•	•		•	•		•	•	•

How We Are Selected & Elected

Board Composition, Board Refreshment, and Director Tenure

The AIR Board is focused on being well-constructed and high performing. To that end, the Governance and Corporate Responsibility Committee selects nominees for director based on, among other things, breadth and depth of experience, knowledge, skills, expertise, integrity, ability to make independent analytical inquiries, understanding of AIR’s business environment, and willingness to devote adequate time and effort to Board responsibilities. In considering nominees for director, the Governance and Corporate Responsibility Committee seeks to have a diverse range of experience and expertise relevant to AIR’s business. The Governance and Corporate Responsibility Committee places a premium on individual directors who work well in the collegial and collaborative AIR culture, think and act independently, and can communicate their convictions clearly and effectively. The Governance and Corporate Responsibility Committee also assesses the appropriate balance of skills and experiences included in the composition of the Board and makes recommendations to the Board.

The Governance and Corporate Responsibility Committee has specifically considered the feedback of some stockholders as well as the discussions of some commentators that suggest lengthy Board tenure should be balanced with new perspectives. The Board has structured itself such that there are directors of varying tenures, with new directors and perspectives joining the Board every few years including three new directors who were elected in 2021 and two new directors who were elected in 2020. They have done this while retaining the institutional memory of longer-tenured directors. New directors go through an extensive onboarding process, including meeting with members of management across the entire business. This onboarding process provides an understanding of the business and of the team that drives it.

The Governance and Corporate Responsibility Committee believes that longer-tenured directors, balanced with less-tenured directors, enhance the Board’s oversight capabilities. AIR’s directors work effectively together, functioning as a team with a broad range of expertise and perspectives. Directors also coordinate closely with senior management, interact periodically with the broader AIR team in town hall settings and onsite, comprehend AIR’s challenges and opportunities, and frame AIR’s business strategy. AIR’s Board members have established relationships with each other and in the business community that inform their work to apply effectively their collective business savvy in setting policies for the AIR enterprise and supporting management in their achievement.

When formulating its Board membership recommendations, the Governance and Corporate Responsibility Committee also considers advice and recommendations from others, including stockholders, as it deems appropriate. Such recommendations are evaluated based on the same criteria noted above. The three most recently added directors were recommended to the Governance and Corporate Responsibility Committee by an independent search firm, retained to help identify and review director candidates. Prior director candidates were also identified and reviewed by the same independent search firm.

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

Consistent with these considerations, the Board has affirmatively determined that all of the directors (other than Mr. Considine) are independent.

Majority Voting for the Election of Directors

In an uncontested election at the meeting of stockholders, any nominee to serve as a director of the Company will be elected if the director receives a majority of votes cast, which means that the number of shares voted “for” a director exceeds the number of shares voted “against” that director. With respect to a contested election, a plurality of all the votes cast at the meeting of stockholders will be sufficient to elect a director. If a nominee who currently is serving as a director receives a greater number of “against” votes for his or her election than votes “for” such election (a “Majority Against Vote”) in an uncontested election, Maryland law provides that the director continue to serve on the Board as a “holdover director.” However, under AIR’s Bylaws, any nominee for election as a director in an uncontested election who receives a Majority Against Vote is obligated to tender his or her resignation to the Board for consideration following certification of the vote. The Governance and Corporate Responsibility Committee will consider any resignation and recommend to the Board whether to accept it. The Board is required to take action with respect to the Governance and Corporate Responsibility Committee’s recommendation. Additional details are set out in Article II, Section 2.03 (Election and Tenure of Directors; Resignations) of AIR’s Bylaws.

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

Corporate Responsibility Report

AIR publishes a Corporate Responsibility Report, which highlights our commitment to environmental and social responsibility. A copy of AIR’s current Corporate Responsibility Report is available on AIR’s website (www.aircommunities.com). Nothing on AIR’s website, including the Corporate Responsibility Report, shall be deemed incorporated by reference into this filing.

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

With respect to stock ownership guidelines for the independent directors, the Corporate Governance Guidelines provide that by the completion of five years of service, an independent director is expected to own, at a minimum, the lesser of 27,500 shares or shares having a value of at least $550,000. Each of AIR’s directors meets the ownership requirement or has not yet completed five years of service. In addition, many of our independent directors have purchased shares on the open market. As described elsewhere in this filing, our founder and CEO, Mr. Considine and his family have substantial holdings of AIR securities, and Mr. Considine takes most of his compensation in AIR securities with the quantity based on AIR’s performance.

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

Bylaws Amendments

In 2022, the Board took action to amend AIR’s charter to reduce to a simple majority the shareholder vote required to amend AIR’s bylaws. The action taken is subject to the affirmative vote of shareholders, which vote is anticipated to be held at the 2023 annual shareholder meeting.

Transactions in AIR Securities

The Company has a policy and training program focused on compliance with the securities laws, which are designed to prevent insider trading and ensure compliance with fair disclosure regulations. Any transaction in AIR securities by a director, officer or other employee on certain projects requires pre-clearance with the General Counsel and typically such transactions are permitted only during certain open trading windows. In addition, the Company’s policy against insider trading prohibits short sales and provides certain limitations to help ensure that any sort of margin account, pledges, hedges, or option transactions are consistent with the securities laws and aligned with the best interests of stockholders.

Board Culture

The Board has a culture of collaboration and a commitment to acting with consensus. The Board asks all independent directors to serve on all standing committees, have a breadth and depth of experience, knowledge, skills, expertise, integrity, ability to make independent analytical inquiries, and a willingness to devote adequate time and effort to Board responsibilities. The Board focuses on regular refreshment and seeks to have a diverse range of experience and expertise relevant to AIR’s business. AIR places a premium on directors who work well in the collegial and collaborative culture of the Board, who think and act independently, and who can clearly and effectively communicate their convictions.

How We Are Organized

Board Leadership Structure

In connection with the Separation, Mr. Considine recommended and the Board concluded that separating the Chairman and CEO role would be most effective for the Company’s leadership and governance. Mr. Keltner serves as Chairman of the Board, which includes: presiding over meetings of the Board; presiding over executive sessions of the independent directors, which are held regularly and not less than four times per year; with the CEO, setting meeting agendas and schedules; calling meetings of the independent directors; and being available for direct communication with stockholders.

All committees are composed solely of independent directors. The Audit, Compensation and Human Resources, and Governance and Corporate Responsibility Committees are composed solely of all independent directors so that each independent director hears all information unfiltered and reduces repetitive or summarized reports. This practice ensures that elected and independent directors have broad awareness of the AIR business and make Board decisions with the perspective of the stockholders who elected them and own the AIR business.

Separate Sessions of Independent Directors

AIR’s Corporate Governance Guidelines (described above) provide that the non-management directors shall meet in executive session without management on a regularly scheduled basis, but no less than four times per year. The non-management directors, which group currently is made up of the eight independent directors, met in executive session without management four times during the year ended December 31, 2022.

Meetings and Committees

The Corporate Governance Guidelines (described above) provide that the Company generally expects that the Chairman of the Board will attend all annual and special meetings of the stockholders. Other members of the Board are not required to attend such meetings. All of the members of the Board attended the Company’s 2022 Annual Meeting of Stockholders.

The Board held nine meetings during the year ended December 31, 2022. During 2022, there were four standing committees: Audit; Compensation and Human Resources; Governance and Corporate Responsibility and AIR-AIV Transactions Committee. During 2022, no director attended fewer than 75% of the aggregate total number of meetings of the Board and each committee on which such director served.

The following table sets forth the number of meetings held by the Board and each committee during the year ended December 31, 2022.

	Board	Non-Management Directors	Audit Committee	Compensation and Human Resources Committee	Governance and Corporate Responsibility Committee	AIR-AIV Transactions Committee
Number of Meetings	9	4	5	6	5	3

Below is a table illustrating the current standing committee memberships and chairmen. Additional detail on each committee follows the table.

Director	AIR-AIV Transactions Committee	Audit Committee	Compensation and Human Resources Committee	Governance and Corporate Responsibility Committee
Terry Considine
Thomas N. Bohjalian		•	•	•
Kristin R. Finney-Cooke		•	•	•
Thomas L. Keltner	†	•	•	•
Devin I. Murphy		•	•	•
Margarita Paláu-Hernández		•	•	•
John Dinha Rayis	•	•	†	•
Ann Sperling		•	•	†
Nina A. Tran	•	†	•	•

• indicates a member of the committee

† indicates the current committee chairman

Audit Committee

The Audit Committee consists of the eight independent directors. Ms. Tran serves as the chairman of the Audit Committee. Ms. Tran has regular and recurring conversations with Mr. Beldin, AIR’s Chief Financial Officer (“CFO”), with Ms. Cohn, AIR’s President and General Counsel, with AIR’s controller, with the head of AIR’s internal audit firm, and with representatives of Deloitte & Touche LLP. The Audit Committee has a written charter that was last reviewed in October 2022 and last modified in October 2021. The Audit Committee’s charter is posted on AIR’s website (www.aircommunities.com) and is also available in print to stockholders, upon written request to AIR’s Corporate Secretary.

The Audit Committee’s responsibilities are set forth in the following chart.

Audit Committee Responsibilities	Accomplished In 2022
Oversees AIR’s accounting and financial reporting processes and audits of AIR’s financial statements.	✓
Directly responsible for the appointment, compensation, and oversight of AIR’s independent auditor and the lead engagement partner and makes its appointment based on a variety of factors.	✓
Reviews the scope, and overall plans for and results of the annual audit and internal audit activities.	✓
Oversees management’s negotiation with the Company’s independent auditor concerning fees and exercises final approval over all independent auditor fees.	✓

Consults with management and the Company’s independent auditor with respect to AIR’s processes for risk assessment and enterprise risk management. Areas involving risk that are reported on by management and considered by the Audit Committee, the other Board committees, or the Board, include: operations, liquidity, leverage, finance, financial statements, the financial reporting process, accounting, legal matters, regulatory compliance, information technology and data protection, sustainability, ESG, compensation, succession planning, and human resources and human capital.

✓

Consults with management and the Company’s independent auditor regarding, and provides oversight for, AIR’s financial reporting process, internal control over financial reporting, and the Company’s internal audit function.

✓
Reviews and approves the Company’s policy governing the hiring of former employees of independent auditors.	✓

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

Reviews and discusses with management and the Company’s independent auditor quarterly earnings releases prior to their issuance and quarterly reports on Form 10-Q and annual reports on Form 10-K prior to their filing.

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

✓
Meets regularly with members of AIR management and with the Company’s independent auditor, including periodic meetings in executive session.	✓

Performs an annual review of the Company’s independent auditor, including an assessment of the firm’s experience, expertise, communication, cost, value, and efficiency, and including external data relating to audit quality and performance, including recent Public Company Accounting Oversight Board (PCAOB) reports on the Company’s independent auditor and its peer firms.

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

Information Security

Information technology, communication networks, and related systems are essential to the operation of our business. We use these systems to manage our vendor relationships, internal communications, accounting and record-keeping as well as other key aspects of AIR’s business. AIR has strategies and procedures in place regarding system redundancy, risk transfer, insurance, indemnification, the implementation of security measures, required employee awareness training, and a disaster recovery plan for our internal information technology systems. The Audit Committee of the Board is responsible for overseeing the Company’s strategic approach to cybersecurity. The Audit Committee and the Board are briefed by senior management on information security matters on at least a quarterly basis. The Company is covered by an information security risk insurance policy. Our core business processes are performed on accredited cloud-based technologies, our core infrastructure is routinely evaluated for areas of improvement, and routine testing of systems and controls is performed, including third-party penetration testing by certified information security specialists of the strength of the Company’s information security and adherence to top security standards. Further, AIR maintains full compliance with operational requirements under privacy and data security laws of jurisdictions in which we operate, including the California Consumer Protection Act (the “CCPA”).

The Audit Committee held five meetings during the year ended December 31, 2022. As set forth in the Audit Committee’s charter, no director may serve as a member of the Audit Committee if such director serves on the audit committee of more than two other public companies, unless the Board determines that such simultaneous service would not impair the ability of such director to effectively serve on the Audit Committee. No member of the Audit Committee serves on the audit committee of more than two other public companies.

Audit Committee Financial Expert

AIR’s Board has designated Ms. Tran as an “audit committee financial expert.” In addition, all members of the Audit Committee qualify as audit committee financial experts. Each member of the Audit Committee is independent, as that term is defined by Section 303A of the listing standards of the New York Stock Exchange relating to audit committees.

Compensation and Human Resources Committee

The Compensation and Human Resources Committee consists of the eight independent directors. Mr. Rayis serves as the chairman of the Compensation and Human Resources Committee. Mr. Rayis meets regularly with Ms. Cohn. Mr. Rayis also has regular conversations with AIR’s independent compensation consultant, FPL Associates (“FPL”) and with outside counsel with expertise in executive compensation and compensation governance related matters. The Compensation and Human Resources Committee has a written charter that was last reviewed and modified in October 2022. The Compensation and Human Resources Committee’s charter is posted on AIR’s website (www.aircommunities.com) and is also available in print to stockholders, upon written request to AIR’s Corporate Secretary.

The Compensation and Human Resources Committee’s responsibilities are set forth in the following chart.

Compensation and Human Resources Committee Responsibilities	Accomplished In 2022
Responsible for succession planning in all leadership positions, both in the short term and the long term, with particular focus on CEO succession in the short term and the long term.	✓
Oversee the Company’s management of the talent pipeline process.	✓
Oversee the goals and objectives of the Company’s executive compensation plans.	✓
Annually evaluate the performance of the CEO.	✓
Determine compensation for the CEO and with the recommendation of the CEO determine compensation for the other executive officers.	✓
Negotiate and provide for the documentation of any employment agreement (or amendment thereto) with the CEO, as applicable.	✓
Review with the CEO the CEO’s performance evaluation of the other executive officers.	✓
Approve and grant any equity compensation.	✓
Review and discuss the Compensation Discussion & Analysis with management.	✓

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

One of the most important responsibilities of the Compensation and Human Resources Committee is to ensure a succession plan is in place for key members of the Company’s executive management team, including the CEO. Based on the work of the Compensation and Human Resources Committee, the Board has a succession plan for the CEO position, is prepared to act in the event of a CEO vacancy in the short term and has identified candidates for succession over the long term. The Board will select the successor taking into consideration the needs of the organization, the business environment, and each candidate’s skills, experience, expertise, leadership, and fit. The Company maintains a robust succession planning process, as highlighted in the following chart.

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
All CEO succession candidates have the opportunity to receive one-on-one development from a professional executive coach.
All CEO succession candidates have the opportunity to receive annual 360-degree feedback.
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

The Company has a proven track record in the development of talented leaders and succession.

As part of its management of the executive talent pipeline, the Board in 2022 retained Russell Reynolds Associates to assist it in the evaluation of potential internal CEO candidates, not as a search, but as a tool to assist the Board for the future.

The Compensation and Human Resources Committee held six meetings during the year ended December 31, 2022.

Governance and Corporate Responsibility Committee

The Governance and Corporate Responsibility Committee consists of the eight independent directors. Ms. Sperling serves as the chairman of the Governance and Corporate Responsibility Committee. The Governance and Corporate Responsibility Committee has a written charter that was reviewed in October 2022 and again reviewed and modified in January 2023. The Governance and Corporate Responsibility Committee’s charter is posted on AIR’s website (www.aircommunities.com) and is also available in print to stockholders, upon written request to AIR’s Corporate Secretary. During 2021, the Board determined to change the name of the Governance and Corporate Responsibility Committee (from the Nominating and Corporate Governance Committee) to emphasize the Company’s and the Board’s commitment to consideration of environmental, social, sustainability, and corporate responsibility matters. The Company also appointed its first Chief Corporate Responsibility Officer, Patti Shwayder, a 20-year veteran of the Company with a national reputation for subject matter expertise.

The Governance and Corporate Responsibility Committee’s responsibilities are set forth in the following chart.

Governance and Corporate Responsibility Committee Responsibilities	Accomplished In 2022

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

Oversees the Company’s commitment to policies and strategies related to environmental, social, sustainability, climate-related risks and opportunities, and corporate responsibility matters and disclosures related thereto.

✓
Reviews quarterly progress against goals and targets for addressing corporate responsibility matters, including climate-related issues, risks and opportunities.	✓
Provides guidance to the Board and management about the framework and the forum for the Board to consider important matters of public policy and vet stockholder input.	✓
Reviews annually the Company’s public policy advocacy efforts and political and charitable contributions.	✓

The Governance and Corporate Responsibility Committee held five meetings during the year ended December 31, 2022.

AIR-AIV Transactions Committee

In addition to the three standing committees, the Board established the AIR-AIV Transactions Committee. The AIR-AIV Transactions Committee consists of three independent directors, Messrs. Keltner and Rayis and Ms. Tran. Mr. Keltner serves as the chairman of the AIR-AIV Transactions Committee. The AIR-AIV Transactions Committee has a written charter that is reviewed annually.

The AIR-AIV Transactions Committee charter is posted on AIR’s website (www.aircommunities.com) and is also available in print to stockholders, upon written request to AIR’s Corporate Secretary.

The AIR-AIV Transactions Committee’s responsibilities are set forth in the following chart.

AIR-AIV Transaction Committee	Accomplished In 2022

Oversee all prospective contracts or transactions to be entered into by and between AIR and Aimco (each an “AIR-AIV Transaction”) to ensure that all AIR-AIV Transactions are on an arms-length basis and on commercially reasonable terms and provide recommendations to the Board regarding the same.

✓

Review any proposed material modifications, extensions, and terminations (other than by the terms of an agreement) to any contract entered into between AIR and Aimco in connection with the separation of AIR and Aimco or since such time and provide recommendations to the Board regarding the same.

✓
Consider and make periodic recommendations to the Board with regard to the relationship between AIR and Aimco.	✓
Receive a regular report of all material activities between AIR and Aimco, including those pursuant to agreements approved and entered at the time of the separation transaction.	✓
Exercise such additional powers and duties as may be reasonable, necessary, or desirable, in the AIR-AIV Transaction Committee’s discretion, to fulfill its duties under its charter.	✓
Perform such other functions as assigned by law, AIR’s charter or bylaws or the Board.	✓

The AIR-AIV Transactions Committee was formed in July 2021 and meets as often as is necessary to carry out its duties and responsibilities. The AIR-AIV Transactions Committee held three meetings during the year ended December 31, 2022.

How We Are Paid

Independent Director Compensation

In formulating its recommendation for director compensation, the Governance and Corporate Responsibility Committee reviews director compensation for independent directors of companies in the real estate industry and companies of comparable market capitalization, revenue and assets and considers compensation trends for other NYSE-listed companies and S&P 500 companies. The Governance and Corporate Responsibility Committee also considers the relatively small size of the AIR board as compared to other boards, the participation of each Independent Director on each committee, and the resulting workload on the directors. In addition, the Governance and Corporate Responsibility Committee considers the overall cost of the Board to the Company and the cost per director.

2022

Compensation for the independent directors for 2022 remained consistent with their compensation for 2021. Specifically, director compensation included a fixed annual cash retainer of $90,000 and an award of 3,000 shares of fully vested AIR Common Stock or partnership units, which shares were awarded on February 4, 2022. The closing price of AIR’s Common Stock on the New York Stock Exchange on February 4, 2022, was $52.78. No meeting fees were paid to the independent directors for attending meetings of the Board and the committees on which they serve. For the year ended December 31, 2022, the independent directors were paid as follows:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Terry Considine(3)	—	—	—	—	—	—	—
Thomas N. Bohjalian	90,000	158,340	—	—	—	—	248,340
Kristin Finney-Cooke	90,000	158,340	—	—	—	—	248,340
Thomas L. Keltner	90,000	158,340	—	—	—	—	248,340
Devin I. Murphy	90,000	158,340	—	—	—	—	248,340
Margarita Paláu-Hernández	90,000	158,340	—	—	—	—	248,340
John Dinha Rayis	90,000	158,340	—	—	—	—	248,340
Ann Sperling	90,000	158,340	—	—	—	—	248,340
Nina A. Tran	90,000	158,340	—	—	—	—	248,340

(1)
For 2022, each independent director received a cash retainer of $90,000.
(2)
For 2022, each independent director was awarded 3,000 shares of AIR Common Stock or 3,000 partnership units which shares or units were awarded on February 4, 2022, and the closing price on that date was $52.78. The dollar value shown above represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 and is calculated based on the closing price of AIR’s Common Stock on the date of grant.
(3)
Mr. Considine, who is not an independent director, does not receive any additional compensation for serving on the Board. Mr. Considine’s compensation as founder and CEO is detailed elsewhere in this report.

2023

Compensation for each of the independent directors in 2023 includes an annual award of 4,250 shares of AIR Common Stock or partnership units, which equity was awarded on January 31, 2023. The closing price of AIR’s Common Stock on the New York Stock Exchange on January 31, 2023, was $38.26. The independent directors also received an annual cash retainer of $90,000, paid quarterly. Directors will not receive meeting fees in 2023.

How to Communicate With Us

Stockholder Engagement

Under the direction of the Board and including participation by Board members, AIR regularly engages with stockholders on governance, pay and business matters, and systematically and at least annually canvasses its largest stockholders.

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

To contact AIR’s Corporate Secretary, correspondence should be addressed as follows:

Corporate Secretary
Office of the General Counsel
Apartment Income REIT Corp.
4582 South Ulster Street, Suite 1700
Denver, Colorado 80237
corporatesecretary@aircommunities.com

OUR EXECUTIVES

Please see Mr. Considine’s biography above.

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

John McGrath. Mr. McGrath serves as Executive Vice President Strategy, Capital Allocation, Co-Chief Investment Officer, and is Chairman of the Investment Committee. Prior to joining AIR, Mr. McGrath founded and served as President & Chief Executive Officer of McGrath Investments, a privately held investment company that manages multiple asset classes including real estate, venture capital, and credit. From 2005-2011, Mr. McGrath served as a Senior Vice President at Aimco where he held various leadership roles, with increasing levels of responsibility, within the company’s investment management and transactions division. Additionally, he held the position of Chief Executive Officer of National Partnership Investments Corporation (NAPICO) – the affordable housing business he subsequently acquired from Aimco through a management buyout in 2011.

Joshua Minix. Mr. Minix is AIR’s Executive Vice President and Co-Chief Investment Officer. Mr. Minix joined AIR in October 2021. Prior to joining AIR, Mr. Minix led private direct real estate investments for the Americas Partners Group in the Americas. Before joining Partners Group, he was a Managing Director at Avesta Communities and InvestRes where he focused on acquisitions. Previously Mr. Minix practiced law as a commercial litigation attorney at Wiley Rein LLP in Washington D.C.

Matthew O’Grady. Mr. O’Grady joined AIR Communities in 2021 as Senior Vice President, Capital Markets. Prior to joining AIR, Mr. O’Grady was a member of the Real Estate & Lodging group at Lazard since 2013 where he worked on a variety of engagements including strategic advisory, M&A, capital raising and restructuring assignments for clients across the full range of property sectors. Prior to graduate school, Mr. O’Grady held the role of Associate at Capital Dynamics where he provided investment consulting services for pension funds and insurance companies and invested on behalf of discretionary funds into private equity fund, co-investment and secondary opportunities. Mr. O’Grady also serves on the Board of Directors for Row New York.

Patti Shwayder. Ms. Shwayder serves as AIR’s Senior Vice President and Chief Corporate Responsibility Officer, which includes AIR’s Environmental, Social, and Governance (ESG) initiatives. Since she joined in 2002, she has spearheaded the Company’s work with elected officials, government and community partners, redevelopment zoning and entitlement efforts nationwide, and developed and directed the Company’s philanthropic programs. She also leads the Risk Management and Environmental Health and Safety Departments. Prior to joining Aimco, AIR’s predecessor, she was Executive Director/CEO of the National Stroke Association and Interim Executive Vice President of the Association of State and Territorial Health Officials. Ms. Shwayder served in the cabinet of Colorado Governor Roy Romer as executive director of the Colorado Department of Public Health. Earlier in her career she held leadership roles on the staffs of members of Congress in both the U.S. House and Senate.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS (“CD&A”)

Executive Summary

•
Mr. Considine’s compensation is largely tied to outperformance as measured by relative Total Stockholder Returns over three-year periods.
•
Mr. Considine volunteered twice to cap his compensation. First, Mr. Considine volunteered, and the AIR Board accepted his commitment, that his combined target compensation from AIR and Aimco during 2021 and 2022 would not exceed his target compensation prior to the Separation. Mr. Considine did so to make clear that the object of the Separation was to create stockholder value, not increased executive compensation. As described in more detail below, to the extent he receives compensation directly from Aimco, compensation paid to him by AIR in relation to his role as CEO of AIR will be reduced in a manner to ensure that his combined aggregate annual compensation paid from both companies will not exceed his annual compensation prior to the Separation.
•
Mr. Considine volunteered, and the AIR Board accepted his commitment, to reduce his compensation if net G&A expenses exceed 15 basis points of gross asset value, as determined by AIR’s Board of Directors and Mr. Considine. Mr. Considine did so to establish firmly in AIR policy and culture that it is in the long-term best interests of AIR and its stockholders that AIR be an efficient and low-cost provider of real estate investment and management services and to do so while guarding the compensation of his teammates and the appropriate level of investment in other corporate costs. This discipline regarding G&A is an important element of AIR being the most efficient way to invest in stabilized multifamily properties with public market liquidity, as measured by the amount of rent converted to cash flow available for investment in AIR’s business or payment of cash dividends to AIR’s stockholders. Mr. Considine made his commitments without any adjustment or any sort of makeup arrangement. In 2021, this meant that Mr. Considine waived $2,527,000 of compensation: returning his $400,000 base salary, foregoing his earned STI of $1,772,640, and making a cash payment to AIR of $354,360. In 2022, AIR’s net G&A expenses were below 15 basis points of gross asset value so it was not necessary for Mr. Considine to waive any of his 2022 compensation.
•
AIR delivered strong operational performance in 2022. Average rents in our portfolio reached a new high and our 10-year revenue CAGR is 3.7%. Same Store Net Operating Income (“NOI”) growth of 14% surpassed our expectations, and NOI in our newly acquire properties grew even faster. We had the highest operating margins in the sector - 74.4% NOI Margin vs 68.1% peer average. We were the most efficient in converting rent to Free Cash Flow.
•
The annual incentive plan was based on financial, operational, and strategic objectives. Financial and operational results were weighted at 70% of the total incentive, with balance sheet, capital allocation, and employee engagement metrics comprising the remainder.
•
Based on overall outperformance on KPIs (Operations Performance, Portfolio Quality, Financial Performance, Balance Sheet and Team Engagement & ESG), the calculated payout was 134.31% of Target.
•
Performance equity granted in 2020 earned at 82.28% of Target. Across the 2020-2022 period, Total Stockholder Return (TSR) was favorable compared to the NAREIT Equity Apartment Index, but underperformed the MSCI US REIT Index due to the general decline of apartment REITs. This was the last award with a combined AIR/Aimco return metric.
•
Over a five year period, we have a 18.1% 5-Year Cumulative TSR, outperforming 16.34% for the NAREIT Apartments Index for the period ending December 31, 2022.
•
The structure of 2023 compensation is in line with 2022. The AIR compensation philosophy and general compensation program structure have not changed. AIR remains committed to long-term, stockholder-aligned, performance-based compensation for senior executives. AIR’s say-on-pay support averages a peer leading 98.1% over the past five years.

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

Our Named Executive Officers

This CD&A describes the compensation programs and practices regarding our Named Executive Officers (“NEOs”) for 2022. Our NEOs for 2022 were our Chief Executive Officer, Chief Financial Officer and the next three most highly compensated officers:

Name	Age	First Elected	Position
Terry Considine	75	July 1994	Chief Executive Officer and Director
Paul L. Beldin	49	September 2015	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	53	December 2007	President, General Counsel, and Secretary
Keith M. Kimmel	51	January 2011	President, Property Operations
John McGrath	51	October 2021	Executive Vice President Strategy, Capital Allocation, and Co-Chief Investment Officer

2022 Say-on-Pay Vote Result and Stockholder Engagement Regarding Executive Compensation

At AIR’s 2022 Annual Meeting of Stockholders, approximately 98.2% of the votes cast in the advisory vote on executive compensation (also commonly referred to as “Say on Pay”) approved the compensation of AIR’s NEOs as disclosed in the 2022 proxy statement. This is the sixth straight year that AIR’s “Say on Pay” results led peers. The AIR Compensation and Human Resources Committee (the “Committee”) and AIR’s management remain committed to extensive engagement with stockholders as part of ongoing efforts to formulate and implement an executive compensation program designed to align the long-term interests of our executive officers with those of our stockholders.

AIR continued to emphasize stockholder engagement in 2022 as it did in prior years. AIR had met or spoken with holders of approximately 70% of our outstanding shares during 2022. These conversations were wide-ranging on governance, board composition, board refreshment, strategy, executive compensation, and more. In previous years, we have made our Board members available to meet with shareholders if requested, and from time to time invited shareholders to lunches or dinners with directors. In 2022, we determined to include independent directors regularly in stockholder meetings. Our goal was to provide shareholders familiarity with AIR independent directors and the opportunity for a shareholder to ask questions important to that shareholder. A second benefit was that it provided directors a deeper understanding of shareholder concerns and an opportunity to see management interactions with shareholders. Almost all independent directors were able to participate. These engagements included lunches, dinners, video meetings, and calls. In addition, independent directors attended several industry conferences along with management. For example, Chairman Tom Keltner spoke directly with the holders of more than a majority of our shares to answer questions about such matters as AIR policies and CEO succession plans.

Director Ann Sperling, who serves as chairman of our Governance and Corporate Responsibility Committee, spoke or met with stockholders with ESG questions and concerns. Director Tom Bohjalian, formerly Senior Portfolio Manager at Cohen & Steers, a dedicated REIT investment fund and the largest such, attended industry conferences and private meetings to listen to investors and provide stockholders assurance that the voice of the investor is well heard in Board deliberations.

Overview of Pay-for-Performance Philosophy and 2022 Business Performance Results

AIR is a pay-for-performance organization. AIR starts by setting target total compensation near the median of target total compensation for its peers as identified below, both as a measure of fairness and also to provide an economic incentive to remain with the Company. Actual compensation varies from target compensation based on the Company’s results. Each officer’s annual cash incentive compensation, “short term incentive” or STI, is based in part on the Company’s performance against corporate, rather than personal, goals. The more senior the officer, the greater the percentage of his or her STI that is based on the Company’s performance against its corporate goals. Longer term compensation, “long term incentive” or LTI, follows a similar tiered structure. Each officer’s LTI is based in part on the Company’s “total stockholder return” or TSR, relative to its peers, with executive officers having a greater share of their LTI based on relative TSR. In the case of Mr. Considine, his entire LTI award is “at risk” based on the Company’s relative TSR. LTI is measured (typically over three years) and vests over time (typically 50% after three years and 50% after four years), so that officers bear longer term exposure to the decisions they make. In the case of Mr. McGrath, his compensation is tied to production, that is, transactions designed to upgrade the quality of AIR’s portfolio.

To reinforce alignment of stockholder and management interests, the Company also has stock ownership guidelines that require substantial equity holdings by executive officers, as described further below.

Summary of Executive Compensation Program and Governance Practices

What We Pay and Why: Components of Executive Compensation

Total compensation for AIR named executive officers is comprised of the following components:

Compensation Component	Form	Purpose
Base Salary	Cash	Provide a salary that is competitive with market.
STI/Transaction	Cash	Reward executive for achieving short-term business objectives.
LTI	Restricted stock, LTIP I or LTIP II units, or stock options, subject to performance and/or time vesting, typically over four years.	Align executive’s compensation with stockholder objectives and provide an incentive to take a longer-term view of AIR’s performance.

A substantial portion of compensation directly ties the interests of executives to the interests of our stockholders. Most compensation is performance based – STI and Transaction compensation which are both tied to specific performance outcomes, all of Mr. Considine’s LTI and 2/3 of the LTI for NEOs who receive LTI is tied to AIR’s total shareholder return relative to peers’ over a three-year period. A portion of investment-based compensation is tied to the performance of acquisitions compared to underwriting over a three year period. Only base salary and some time-based LTI for certain NEOs is not specifically performance based. The below illustrates this target pay mix:

CEO Pay Overview

The Committee determines the compensation for the CEO. In setting Mr. Considine’s target total compensation for 2022, the Committee considered, among other things, the peer group compensation data as discussed below and Mr. Considine’s expertise and experience. The Committee continued a compensation plan for Mr. Considine that resulted in approximately 10% base salary, 27% based on AIR’s performance against its 2022 corporate goals, and 63% based on relative TSR, making more of Mr.

Considine’s target compensation tied to TSR than is the case for any of his peers. Mr. Considine’s target compensation mix is illustrated as follows:

As described on the following pages, even though this was Mr. Considine’s target compensation pursuant to his employment agreement as adjusted by the Compensation and Human Resources Committee, it was not the compensation he received due to his voluntary decision to waive a portion of his compensation to offset compensation he received from Aimco.

Total Compensation for 2022

For 2022, total compensation is the sum of base compensation earned in 2022, STI earned in 2022, and LTI awards granted in 2022.

Base Compensation for 2022

For 2022, Mr. Considine’s base compensation was $400,000, reduced by him from $700,000 which amount is well below the median for CEOs of his experience, expertise, and tenure in AIR’s peer group. For 2022, base compensation for Messrs. Beldin and Kimmel and Ms. Cohn was set at $450,000, near the median base compensation paid by our peer companies to executives in similar positions. Mr. McGrath had a draw in an amount equal to $600,000, which was earned based on transactions and forfeitable if he had not closed transactions sufficient to earn his draw payment as described in more detail below.

Short-Term Incentive Compensation for 2022

The Committee determined Mr. Considine’s STI by the extent to which AIR met five designated corporate goals, which are described below and are referred to as AIR’s Key Performance Indicators, or KPIs.

For the other NEOs, with the exception of Mr. McGrath, calculation of STI was determined by the Committee upon Mr. Considine’s recommendation with respect to two components: AIR’s performance against the KPI; and each officer’s achievement of his or her individual Managing AIR Performance (“MAP”) goals. For example, if an executive’s target STI was $400,000 and weighted 75% on KPIs, then 75% of that amount, or $300,000, varied based on KPI results and 25% of that amount, or $100,000, varied based on MAP results. As actual KPI results were 134.31% of target in 2022, then the executive would receive 134.31% of $300,000 ($402,930) for the KPI portion of his STI, and if MAP results were 100%, such hypothetical executive would receive 100% of the $100,000, for a total STI payment of $502,930.

AIR’s 2022 KPIs reflected our five areas of strategic focus, as set forth below. Specifically, AIR’s KPIs consisted of the following five corporate goals that were reviewed with, and approved by, the Committee, each weighted as described.

These goals aligned executive officers with AIR’s publicly communicated, long-term goals without encouraging them to take unnecessary and excessive risks. Threshold performance paid out at 50%; target performance paid out at 100%; and maximum performance paid out at 200%.

For some goals, where performance was between threshold and target or between target and maximum, the amount of the payout was interpolated.

The following is a tabular presentation of the performance criteria and results for 2022, explained in detail in the paragraphs that follow:

Performance Measures	Goal Weighting	Threshold 50%	Target 100%	Maximum 200%	Actual	Payout
Operations Performance	35%
SSS NOI Performance as compared to 2022 Budget	35%	3% below Budget	Budget	3% above Budget	1.69% favorable to Budget	54.72%
					Operations Subtotal:	54.72%
Portfolio Quality	10%
Accretive Transactions That Enhance AIR’s Objectives Regarding Portfolio Quality	10%	—	Based on transactions that enhance portfolio quality.	—	Accretive acquisitions that improved the growth, average rent, and average age of the portfolio and dispositions that reduced AIR’s allocation to markets with lower growth or other risks.	17.00%
Portfolio Quality Subtotal:						17.00%
Financial Performance	35%
Performance Against Overall FFO Budget	35%	$2.30	$2.40	$2.50	$0.026/share favorable vs budget	44.26%
					Financial Performance Subtotal	44.26%
Balance Sheet	10%
Debt to EBITDA, Balance Sheet Safety & Cost, Financial Flexibility, Investment Grade Rating	10%	—	Based on balance sheet activities that add financial flexibility.	—	Increased financial flexibility and debt reduction but at higher cost due to timing of fixing variable rates.	5.00%
					Balance Sheet Subtotal:	5.00%
Team Engagement	10%
Team Engagement (measured by the Engagement Index from 2022 Talent Lifecycle Surveys) and on-site team morale, engagement, turnover, and productivity	5%	4.00	4.30	4.75	4.42	7.33%
Continued focus on Corporate Social Responsibility	5%	—	Enhancing public communications disclosure responsive to shareholders and the public	—	Improved disclosure and increased the frequency of CSR communication, including a new website; external recognition, including GRESB, Green Street, and others	6.00%
					Team Engagement Subtotal:	13.33%
Grand Total						134.31%

An explanation of the objective of each metric is set forth below.

Operations Performance - Same Store NOI Achievement (35% of KPI). The primary objective of this metric was to fulfill our strategic objective of driving rent growth based on high levels of resident retention, through superior customer selection and satisfaction, coupled with disciplined innovation resulting in sustained cost control, to maximize NOI margins. For 2022, the range for the Same Store NOI achievement goal was as follows: “Threshold” equated to achievement of three percent unfavorable to 2022 budgeted Same Store NOI; “Target” equated to achievement of 2022 budgeted Same Store NOI; and “Maximum” equated to three percent favorable to 2022 budgeted Same Store NOI. The Same Store NOI for 2022 was 1.69% favorable to budgeted Same Store NOI. This resulted in a payout on the Same Store NOI achievement goal of 54.72% for each of the NEOs with STI as a component of compensation.

Portfolio Quality (10% of KPI). The primary objective of this metric was to fulfil our strategic objective of closing accretive transactions (“Acquisitions” and “Dispositions”) that enhance our portfolio quality, require lower recurring capital replacement spending, and have a greater allocation to states with greater economic growth and a more reliable rule of law. Our portfolio of apartment communities has been significantly reshaped in terms of value, size, risk and quality.

Acquisitions: In 2022, we acquired four properties with 1,351 apartment homes for approximately $640 million, including one property in the Washington, D.C. area, one in Estero, Florida, one in Miami, Florida, and one in Fort Lauderdale, Florida.

Additionally, we cancelled existing master leases at four properties owned by AIR and previously leased to Aimco for purpose of their development. As part of the cancellation, AIR paid $200 million to Aimco for the added improvements. The four properties include 865 apartment homes with average revenue per apartment home of $3,669 and are located in the South Beach neighborhood of Miami Beach, FL, Kendall Square in Cambridge, MA, the Anschutz Medical Campus in Aurora, CO, and Redwood City, CA.

Subsequent to December 31, 2022, AIR acquired Southgate Towers, a 495-unit luxury apartment community located in the South Beach neighborhood of Miami Beach, for $298 million. AIR’s presence in South Beach, a submarket with limited supply, now comprises 1,630 apartment homes between Flamingo Towers and Southgate Towers. This transaction is consistent with AIR’s paired trade strategy where we look to achieve, on new acquisitions, unlevered IRRs of 200 basis points or higher relative to our cost of capital, driven by the implementation of the AIR Edge. AIR funded the transaction with proceeds from the New England portfolio sale discussed below, the assumption of $101.2 million of 4.15% in place financing maturing in 2036, and the issuance of $22.4 million of OP Units. To neutralize the issuance of OP Units, in November and December of 2022, AIR repurchased an equal number of shares of common stock.

Dispositions: During 2022, we sold 18 properties totaling 3,364 units located in California, Boston, Chicago, and Virginia for a gross sales price of $1.3 billion, representing a trailing 12-month NOI cap rate of 4.5%. Since the end of 2020, AIR has completed $2.2 billion of property sales and joint venture transactions at prices averaging 17% above internal estimates of GAV as measured in the first quarter of 2020.

Since 2019, we have improved AIR’s portfolio through reducing our exposure to regulatory risk. We have achieved this through property sales in the New York, Chicago, and California markets, as well as through a strategic joint venture in California. This has allowed AIR to reallocate capital into higher growth submarkets, such as Miami-Dade and Broward counties, now 22% of AIR GAV.

These outcomes resulted in a payout of this goal of 17.0% for each of the NEOs with STI as a component of compensation.

Financial Performance – Performance against overall FFO budget (35% of KPI). We created AIR to be the most efficient and effective way to invest in U.S. multi-family real estate, due to its simplified business model and diversified portfolio of stabilized apartment communities and to maintain an efficient cost structure. For 2022, the range for the FFO performance goal was as follows: “Threshold” equated to achievement of $2.30 per share; “Target” equated to achievement of $2.40 per share; budgeted Same Store NOI; and “Maximum” equated to $2.50 per share. FFO performance was $0.026 per share favorable to budget. This resulted in a payout on the FFO performance goal of 44.26% for each of the NEOs with STI as a component of compensation.

Balance Sheet – Debt to EBITDA, Balance Sheet Safety and Cost, Financial Flexibility, Investment Grade Rating (10% of KPI). The primary objective of this goal was to (i) reduce financial risk by reducing total leverage, (ii) use safe property debt that is low-cost, long-dated, amortizing, and non-recourse, limiting entity and refunding risk while maintaining asset flexibility, and (iii) gain access to all sources of debt capital including corporate borrowings by maintaining an S&P investment grade rating and securing a Moody’s investment grade rating. We set out at the beginning of 2022 to achieve a Net Leverage to Adjusted EBITDAre between 5.0:1 and 6.0:1. At year-end, Net Leverage to Adjusted EBITDAre was 6.05:1 as we chose temporarily to increase leverage by $25 million above our policy limit to neutralize the issuance of OP Units as part of the consideration for the purchase of Southgate Apartments in January 2023. AIR extended debt maturities, reduced floating rate exposure, increased liquidity, placed privately debentures with pricing inside the public market, and gained a Baa2 investment grade rating from Moody’s enhancing future access to public debt markets. However, we judged ourselves to be slow to fix variable interest rates and so paid higher than optimal interest costs.

The above outcomes significantly improved AIR’s strong and flexible balance sheet but at a cost. This resulted in a payout on the balance sheet goal of 5.00% for each of the NEOs with STI as a component of compensation.

Team Member Engagement and ESG (10% of KPI).

Team Engagement and on-site team morale, engagement, turnover, and productivity (5%) - The primary objective of this metric was to fulfil our strategic objective of producing a strong, stable team that is the enduring foundation of our success. Every team member is surveyed via a third-party, confidential survey on an annual basis. The teammate engagement score consists of the average of the responses to the questions that comprise the engagement index, on a scale of 1 to 5, for the 72% plus teammates who complete the survey during the year. For 2022, the range for team member engagement scores was as follows: “Threshold” equated to 4.00; “Target” equated to 4.30; and “Maximum” equated to 4.75. For 2022, our overall team member engagement was 4.42. In addition to this quantitative component, we focused on the qualitative outcomes related to our onsite team. There our onsite remain engaged, stable, and productive, particularly in our service team roles, with increased job satisfaction, productivity, retention, and tenure. In addition, AIR received numerous recognitions as a top place to work. For 2022, this resulted in a payout of 7.33% out of 5.0% for each of the NEOs with STI as a component of compensation.

Continued focus on Corporate Responsibility, including enhancing public communications disclosure responsive to shareholders and the public (5%). For 2022, AIR added ESG components to investor presentations, earnings scripts, and new corporate responsibility website and corporate responsibility report. AIR’s GRESB score improved by 13% year-over-year, including a 29% improvement in the environmental category and ranked number five out of eleven peers. AIR also received an “A” in public disclosure and “A” in alignment with The Taskforce on Climate-related Financial Disclosures (TCFD). Finally, AIR’s Green Street governance score improved by 36 points (the largest increase among the roughly 90 companies) and is third among the seven multi-family REITS. AIR received third party recognitions for having agender balanced board and Kingsley Elite 5 as a top public company for customer service. These achievements resulted in a payout of 6.0% out of 5.0% for each of the NEOs with STI as a component of compensation.

The total KPI result was 134.31%.

Goal setting

For all numerical metrics, our target 2022 performance goals were aligned with our 2022 budget goals. We have a rigorous budgeting process that includes an evaluation of prior performance, market data, and peer performance. Our budget strategy is to set ambitious, achievable goals. Our 2022 budget and KPI goals were finalized in January 2022.

Various of the key financial indicators we use in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures. Key non-GAAP measures we use are defined, described and, where appropriate, reconciled to the most comparable financial measures computed in accordance with GAAP under the Non-GAAP Measures heading within Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment-based Compensation for 2022

Mr. McGrath is responsible for AIR portfolio management and leads the AIR investment team. Mr. McGrath and other senior members of the investment team are compensated based on (i) the amount of new investments made and their performance over three years, (ii) the amount of property sales, and (iii) the profitability of the investment team as a profit center. Mr. McGrath earns 15 basis points on purchases originated by him. Two thirds (or ten basis points) is payable in cash and one third (or five basis points) is deferred and is payable in three equal annual installments, which are subject to reduction should the performance of the investments be less than the underwriting expectations on which the investment decision was based. Management has flexibility to consider whether any underperformance was due to factors outside the control of the underwriter, e.g., the shutdown of the economy in 2020. The deferred amount bears interest at the same rate as AIR’s revolving credit facility. Mr. McGrath also earns 10 basis points on property sales. Finally, Mr. McGrath earns a participation in the profitability of the investment team which he leads. The investment team is considered as a profit center with revenues based on investments originated (30 basis points) and properties sold (15 basis points), and expenses based on related costs such as travel and staffing, support costs including an allocation of corporate overhead, and the costs of abandoned pursuits. Two-thirds of investment team profits is payable in cash and one-third is deferred and is subject to reduction based on the performance of the investments made. Mr. McGrath determines the allocation of team profits to his teammates. His determination and the amount allocated to Mr. McGrath are decided by Mr. Considine and Ms. Cohn, subject to the oversight of the Compensation Committee of the Board.

Mr. McGrath also receives a refundable draw of $600,000 repayable from the first cash earned by him.

In 2022, Mr. McGrath earned $2,539,770: $1,352,020 from the origination of new investments (of which $337,750 was deferred) and the sale of properties, and $250,000 from his share of team profitability (of which $53,250 was deferred). His $600,000 draw was fully repaid.

Long-Term Incentive Compensation Awards for 2022

Under the 2022 LTI program for executive officers, three forms of LTI were granted to Messrs. Considine, Beldin and Kimmel and Ms. Cohn, on February 1, 2022, as follows: (1) performance-based profit participation incentive units in our operating partnership (“LTIP II Units”), which were granted to Mr. Considine, representing 100% of his 2022 LTI award; (2) performance-based restricted stock, which was granted to Messrs. Beldin, and Kimmel and Ms. Cohn, representing two-thirds of their 2022 LTI awards; and (3) time-based restricted stock, which was granted to Messrs. Beldin, and Kimmel and Ms. Cohn, representing one-third of their 2022 LTI awards, with 25% of the awards vesting on each anniversary of the grant date. Mr. McGrath has a portion of his compensation deferred subject to the performance of acquisitions as compared to underwriting as described above.

2022 CEO LTI EQUITY MIX 2022 OTHER NEOS LTI EQUITY MIX(1)

(1)
Excludes Mr. McGrath as his compensation is tied to transactions as described above, with a portion deferred and measured by comparing the performance of the acquired property to the underwriting at acquisition.

For the purpose of calculating the number of LTIP II Units granted, the target dollar amount was divided by $11.59, which price was calculated by a third-party financial firm with particular expertise in the valuation of such LTIP II Units.

For the purpose of calculating the number of shares of performance-based restricted stock to be granted to each of Messrs. Beldin and Kimmel and Ms. Cohn, the dollar amount allocated to restricted stock was divided by $52.08 per share, which was the average of the closing trading prices AIR’s Common Stock on the five trading days up to and including the grant date. The five-day average was used to mute the effect of any single day spikes or declines. The share award agreements to which the performance-based restricted shares were granted do not provide for the payment of dividends until the shares are earned. Dividends accrue during the performance period.

The performance-based LTIP II Units, and the performance-based restricted stock, are referred to as “performance- based LTI awards,” because the number of such LTIP II Units and the amount of restricted stock that vest, if any, is determined based on relative TSR performance during a forward looking, three-year performance period, as described in detail below. The amount of performance based LTI awards granted in 2022 that may vest is determined in accordance with the following TSR performance metrics:

Metric and Performance Level(1) (relative performance defined as basis points above or below index performance)(2)
	Threshold	Target	Maximum
Relative to NAREIT Equity Apartments Index	-250 bps	+50 bps	+400 bps
Relative to MSCI US REIT Index	-350 bps	+50 bps	+500 bps
(1)
The relative metrics above reflect the metrics used for the awards made in 2022 for the three-year forward-looking performance period ending on December 31, 2024.
(2)
If absolute TSR for the three-year forward-looking performance period is negative, any portion of the LTI award achieved above target will not vest until absolute TSR is once again positive.

Such metrics apply to the LTIP II Units granted to Mr. Considine, all of which are performance based, and the performance-based restricted stock granted to Messrs. Beldin, and Kimmel and Ms. Cohn. The Committee set threshold performance to pay out at 50%; target performance to pay out at 100%; and maximum performance to pay out at 200%, which means that Messrs. Considine, Beldin, and Kimmel and Ms. Cohn may earn nothing or up to 200% of the target award. If performance is between threshold and target or between target and maximum, the amount of the payout will be interpolated. Performance-based LTI awards vest 50% following the end of the three-year performance period (based on attainment of TSR targets), and 50% one year later, for a four-year plan from start to finish, illustrated below, generally subject to the grantee’s continued service to AIR, and subject to a delay if absolute TSR for the three-year performance period is negative.

Mr. Considine’s LTIP II Units are intended to constitute profits interests within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”). Mr. Considine was granted the ability to participate in the appreciation of value of AIR that took place after these LTIP II Units were granted, subject to their vesting. Once vested and until the 10-year anniversary of the grant date, the LTIP II Units may be converted at Mr. Considine’s election into a number of units whose value is determined based on the market price of AIR’s Common Stock on the conversion date less the closing price of AIR’s Common Stock on the date of grant, which was $52.54. Additional details regarding the structure of LTIP II Units can be found in the Seventh Amended and Restated Agreement of Limited Partnership of the AIR Operating Partnership, the Form of Performance Vesting LTIP Unit Agreement, and the Form of Performance Vesting LTIP II Unit Agreement, all of which are incorporated by reference into AIR’s Annual Report on Form 10-K for the year ended December 31, 2022, as Exhibits 10.1, 10.12 and 10.14, respectively.

NEO Compensation for 2022

The Committee determined Mr. Considine’s STI for 2022 would be based entirely on AIR’s performance against the five designated corporate goals, described above. The Committee calculated Mr. Considine’s STI by multiplying his STI target of $1.2 million (as reduced to offset $600,000 payable by Aimco) by 134.31%, which was the Committee’s payout determination having reviewed overall performance on the five corporate goals. The Committee granted Mr. Considine’s LTI in the form of LTIP II Units on February 1, 2022, for the three- year performance period from January 1, 2022, through December 31, 2024; the LTI grant is entirely at risk, based on relative returns over the performance period.

In 2021, Mr. Considine volunteered and AIR accepted his commitment to reduce his compensation if net G&A expenses exceed 15 basis points of gross asset value, as determined by AIR’s Board of Directors and Mr. Considine. Mr. Considine did this in the best long- term interest of AIR to keep AIR’s focus on stockholder benefit, be the lowest cost operator, guard his team’s compensation, and maintain investment in other corporate costs. This facilitated AIR’s goal of efficiency in converting rents to cash available for investment in AIR’s business or payment of cash dividends to our stockholders. Mr. Considine made this commitment without any adjustment or any sort of makeup arrangement. In 2021, this meant that Mr. Considine waived $2,527,000 of compensation: returning his $400,000 base salary, foregoing his earned STI of $1,772,640, and making a cash payment to AIR of $354,360. In 2022, AIR’s net G&A expenses were below 15 basis points of gross asset value. Accordingly, Mr. Considine did not reduce his compensation.

For Messrs. Beldin and Kimmel and Ms. Cohn, an allocation of the target STI was made as follows: 75% of the target STI was calculated based on AIR’s performance against KPI and 25% of the target STI was calculated based on each executive’s achievement of his or her individual MAP goals. As noted above, AIR’s KPI performance was 134.31%.

Accordingly, each was awarded 134.31% of the portion of his or her STI attributable to KPI (i.e., 75% of the target STI amount shown below for Messrs. Beldin and Kimmel and Ms. Cohn).

In determining the MAP achievement component of 2022 STI, the Committee, based on Mr. Considine’s evaluation and recommendation, determined that Mr. Beldin’s MAP achievement would be paid at 100% of target for his leadership of Financial Planning & Analysis, corporate accounting, income and property taxation, and management of AIR’s balance sheet; Ms. Cohn’s MAP achievement would be paid at 120% for her leadership over various AIR initiatives; Mr. Kimmel’s MAP achievement would be paid at 130% for his leadership of AIR’s operating team.

As described above, LTI for the NEOs including the CEO was granted on February 1, 2022, in the form of LTIP II Units or restricted stock.

As described above, Mr. McGrath earned $2,539,770 of which $391,000 is deferred and subject to reduction depending on the performance of investments as compared to underwriting.

Target compensation and incentive compensation for 2022 for the other NEOs is summarized as follows:

			Target Total Incentive		2022 Incentive Compensation ($)
			Compensation		STI		LTI
	Target Total Compensation ($)	Paid Base ($)	STI/Investment Based Compensation ($)	LTI ($)	($) (1)	Time-Based LTI ($)(2)	Performance- Based Equity- Stock ($)(3)	Performance- Based Equity- Stock Options ($)(3)
Mr. Considine	6,800,000(4)	400,000(5)	1,200,000	3,400,000	1,611,720(5)	—	3,400,000	—
Mr. Beldin	1,070,000	450,000	250,000	370,000	339,475	123,333	246,667	—
Ms. Cohn	2,100,000	450,000	550,000	1,100,000	781,220	366,667	733,333	—
Mr. Kimmel	1,700,000	450,000	500,000	750,000	747,700	250,000	500,000	—
Mr. McGrath	2,539,770(6)	—	2,539,770(6)	—	—	—	—	—
(1)
Amounts shown reflect the 2022 STI paid to each of Messrs. Considine, Beldin, and Kimmel and Ms. Cohn.
(2)
For Messrs. Beldin, and Kimmel and Ms. Cohn, comprises one-third of the LTI target, vesting ratably over four years, and is for the purpose of attracting and retaining key talent integral AIR’s success. For Messrs. Beldin, and Kimmel and Ms. Cohn, time-based LTI was in the form of restricted stock.
(3)
Amounts shown reflect a 100% payout of the performance-based shares resulting from achieving “target” performance. Actual payouts will be in a range of 0% to 200% of these amounts, depending on performance results for the three-year performance period from January 1, 2022, through December 31, 2024.
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
(5)
In 2021, Mr. Considine volunteered and AIR accepted his commitment to reduce his compensation if net G&A expenses exceed 15 basis points of gross asset value, as determined by AIR’s Board of Directors and Mr. Considine. Mr. Considine did this in the best long-term interest of AIR to keep AIR’s focus on stockholder benefit, be the lowest cost operator, guard his team’s compensation, and maintain investment in other corporate costs. This facilitated AIR’s goal of efficiency in converting rents to cash available for investment in AIR’s business or payment of cash dividends to our stockholders. Mr. Considine made this commitment without any adjustment or any sort of makeup arrangement. In 2021, this meant that Mr. Considine waived $2,527,000 of compensation: returning his $400,000 base salary, foregoing his earned STI of $1,772,640, and making a cash payment to AIR of $354,360. In 2022, AIR’s net G&A expenses were below 15 basis points of gross asset value. Accordingly, for 2022 Mr. Considine did not reduce his compensation.
(6)
Mr. McGrath is responsible for AIR portfolio management and leads the AIR investment team. Mr. McGrath and other senior members of the investment team are compensated based on (i) the amount of new investments made and their performance over three years, (ii) the amount of property sales, and (iii) the profitability of the investment team as a profit center. Mr. McGrath earns 15 basis points on purchases originated by him. Two thirds (or ten basis points) is payable in cash and one third (or five basis points) is deferred and is payable in three equal annual installments, which are subject to reduction should the performance of the investments be less than the underwriting expectations on which the investment decision was based. Management has flexibility to consider whether any underperformance was due to factors outside the control of the underwriter, e.g., the shutdown of the economy in 2020. The deferred amount bears interest at the same rate as AIR’s revolving credit facility. Mr. McGrath also earns 10 basis points on property sales. Finally, Mr. McGrath earns a participation in the profitability of the investment team which he leads. The investment team is considered as a profit center with revenues based on investments originated (30 basis points) and properties sold (15 basis points), and expenses based on related costs such as travel and staffing, support costs including an allocation of corporate overhead, and the costs of abandoned pursuits. Two-thirds of investment team profits is payable in cash and one-third is deferred and is subject to reduction based on the performance of the investments made. Mr. McGrath determines the allocation of team profits to his teammates. His determination and the amount allocated to Mr. McGrath are decided by Mr. Considine and Ms. Cohn, subject to the oversight of the Compensation Committee of the Board. Mr. McGrath also receives a refundable draw of $600,000 repayable from the first cash earned by him.

Determination Regarding 2020 Performance Share Awards. As part of the 2020 LTI program, Aimco granted performance-share awards that might be earned based on relative TSR as compared to the NAREIT Equity Apartments Index (60% weighting) and the MSCI US REIT Index (40% weighting) over a three-year performance period ending on December 31, 2022, with awards vesting 50% following the end of the three-year performance period (based on attainment of TSR targets) and 50% one year later, for a four-year plan from start to finish. On January 30, 2023, the Committee determined that AIR and Aimco’s combined three-year TSR was 180 basis points higher than the NAREIT Equity Apartments Index and 490 basis points lower than the MSCI US REIT Index for the three-year performance period ending on December 31, 2022, resulting in the number of shares being earned at 82.28% of target for Messrs. Considine, Beldin, and Kimmel and Ms. Cohn. This is the last performance share award that has AIR and Aimco combined TSR in the measurement.

The chart below summarizes the results for the 2020 performance share awards, and provides performance as of December 31, 2022, for the “in progress” 2022 and 2021 performance share awards.

Long Term Incentive Plan Award Status
Three-Year Performance Period	2020	2021	2022	2023	2024	Status	CEO % Payout(1)	Other NEOs(2)
2022 – 2024			33% Completed			Tracking Between Threshold and Target	35%	57%
2021 – 2023		67% Completed				Tracking Between Target and Maximum	0%(3)	33%(3)
2020 – 2022	100% Completed					Payout Achieved Between Threshold and Target	82.28%(3)	70%(3)
(1)
100% of the LTI award for Mr. Considine is performance-based, or at risk, based entirely on relative TSR.
(2)
Two-thirds of the LTI awards for the other NEOs are performance-based, or at risk, based on relative TSR, and the remaining one-third of the LTI awards are for the purpose of retention, or time-based. Payouts shown include the time-based portion of the awards.
(3)
Amounts reflect performance of “in progress” awards as of December 31, 2022, and for the period from December 11, 2020, through December 31, 2020, include the sum of Aimco and AIR TSR for purposes of AIR’s TSR performance.

Compensation Governance

Below we summarize certain executive compensation program and governance practices, including practices we have implemented to drive performance and practices we avoid because we believe they would not serve our stockholders’ long-term interests.

What AIR Does	What AIR Does Not Do

Pays for performance. A significant portion of executive pay is not guaranteed, but rather is at risk and tied to key financial and value creation metrics that are set in advance and disclosed to stockholders. All of the incentive compensation (both STI and LTI) for Mr. Considine is subject to the achievement of various performance objectives. All of the incentive compensation (both STI and LTI) for Mr. Considine is subject to the achievement of various performance objectives. For the other NEOs, all STI compensation, and two-thirds of target LTI compensation is subject to the achievement of various performance objectives.

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
Uses multiple performance metrics. These mitigate the risk of the undue influence of a single metric by utilizing multiple performance measures. Such measures differ for STI and LTI

Reprice options. The Company has never repriced the per-share exercise price of any outstanding stock options. Repricing of stock options is not permitted under the Company’s equity compensation plan without first obtaining approval from the stockholders of the Company.

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

Conducts a risk assessment. The Committee annually conducts a compensation risk assessment to determine whether the compensation policies and practices, or components thereof, create risks that are reasonably likely to have a material adverse effect on the Company

Acts through an independent Compensation Committee. The Committee consists entirely of independent directors.

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

How peer comparators are identified

The Committee considered enterprise Gross Asset Value (“GAV”), as reported by Green Street Advisors, to be an imprecise, but reasonable representation and useful reference point of the size or complexity of a real estate business and of the responsibilities of its leaders. In addition to GAV, the Committee also reviewed other factors, including gross revenues, number of properties, and number of employees, to determine if these factors provided any additional insight into the work and requirements of its leaders. Based on this analysis, we included as “peers” for 2022 compensation the following 20 real estate companies:

Peer Group
Agree Realty Corporation	Lamar Advertising Company
Americold Realty Trust	Life Storage, Inc.
Brixmor Property Group, Inc.	National Retail Properties, Inc.
CubeSmart	National Storage Affiliates Trust
Douglas Emmett, Inc.	Omega Healthcare Investors, Inc.
EastGroup Properties, Inc.	Park Hotels & Resorts, Inc.
Federal Realty Investment Trust	Rexford Industrial Realty, Inc.
First Industrial Realty Trust, Inc.	SL Green Realty Corp.
Healthcare Realty Trust Incorporated	Spirit Realty Capital, Inc.
Kilroy Realty Corp.	STAG Industrial, Inc.

At the time 2022 compensation targets were established, approximately half of these real estate companies had a larger GAV, and approximately half of these real estate companies had a smaller GAV, than AIR. Due to changes in GAV for AIR and its peers during 2021, Agree Realty Corporation , CubeSmart, EastGroup Properties, Inc., First Industrial Realty Trust, Inc., Healthcare Realty Trust Incorporated, Lamar Advertising Company, Life Storage, Inc., National Retail Properties, Inc., National Storage Affiliates Trust, Rexford Industrial Realty, Inc., SL Green Realty Capital, Inc., Spirit Realty Capital, Inc., and STAG Industrial, Inc. were added to the peer group for 2022 in replacement of American Campus Communities, Inc., American Homes 4 Rent, CyrusOne, Equity LifeStyle Properties Inc., Gaming and Leisure Properties Inc., Healthcare Trust of America, Hudson Pacific Properties, Inc., JBG Smith Properties, Kimco Realty, Macerich Company, MGM Growth Properties, Regency Centers Corporation, and Taubman Centers, Inc.

For Mr. Kimmel, whose position as President of Property Operations, does not have a good benchmark outside of the multi-family industry, we used a multi-family peer group for benchmarking his 2022 compensation, consisting of the following six multi-family real estate companies: AvalonBay Communities, Inc., Camden Property Trust, Essex Property Trust, Equity Residential, Mid-America Apartment Communities, Inc., and UDR, Inc.

Risk analysis of compensation programs

The Committee considers risk-related matters when making decisions with respect to executive compensation and has determined that neither our executive compensation program nor any of our non-executive compensation programs create risk-taking incentives that are reasonably likely to have a material adverse effect on the organization. Our compensation programs align management incentives with AIR’s long-term interests.

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

Shared performance metrics across the organization. A portion of 2022 STI for AIR NEOs was based upon our performance against its publicly communicated corporate goals, which were core to the long-term strategy of our business and are reviewed and approved by the Committee. One hundred percent of Mr. Considine’s 2022 STI, and up to 75% of the STI for the other NEOs, was based upon our performance against its corporate goals. In addition, having shared performance metrics across the organization reinforces our focus on a collegial and collaborative team environment.

LTI based on TSR. A portion of 2022 LTI for all the NEOs was based on relative TSR. In general, the more senior level the officer, the greater the percentage of LTI that is based on relative TSR rather than time-vesting. One hundred percent of Mr. Considine’s LTI, and a substantial proportion of the LTI for the other NEOs, was based on relative TSR.

Multiple performance metrics. We had five corporate goals for 2022. In addition, through our performance management program, Managing AIR Performance, or MAP, which set and monitored performance objectives for every team member, each team member had several different individual performance goals that are set at the beginning of the year and approved by management. Each of the NEOs had an average of eight individual goals for 2022. Having multiple performance metrics inherently reduces excessive or unnecessary risk-taking, as incentive compensation is spread among a number of metrics rather than concentrated in a few.

Post-Employment Compensation and Employment and Severance Arrangements

401(k) Plan

We provide a 401(k) plan that is offered to all teammates. In 2022, we matched 25% of participant contributions to the extent of the first 4% of the participant’s eligible compensation. For 2022, the maximum match was $3,050, which was the amount matched for each of Messrs. Considine, Beldin, Kimmel, and Ms. Cohn’s 2022 401(k) contributions. We provided an additional discretionary match in the amount of $1,250 to all team members in 2022 for our achievement of greater than 125% on our 2022 corporate goals. We provided an additional discretionary match in the amount of $1,150 to all team members in 2021 for achievement of greater than 125% on our 2021 corporate goals.

Other than the 401(k) plan, we do not provide post-employment benefits. Additionally, we do not maintain a defined benefit pension plan, a supplemental executive retirement plan or any other similar arrangements.

Executive Employment Arrangements

2017 Employment Agreement. On December 21, 2017, Aimco entered into an employment agreement with Mr. Considine (the “2017 Employment Agreement”). The Committee at the time evaluated the terms of the 2017 Employment Agreement in comparison to those of the CEOs of Aimco’s peers and other comparable companies. The 2017 Employment Agreement was for a two-year term. On December 19, 2019, the Committee extended the term of the 2017 Employment Agreement for an additional two years, from January 1, 2020, through December 31, 2021.

The remaining terms and conditions of the 2017 Employment Agreement remained unchanged. On December 15, 2020, Mr. Considine and Aimco amended the 2017 Employment Agreement to provide that references to the “Company” in the 2017 Employment Agreement would be to AIR (rather than Aimco) following the Separation.

On October 29, 2021, AIR and AIR’s chief executive officer, Terry Considine, entered into an amendment to Mr. Considine’s 2017 Employment Agreement pursuant to which the term of his employment under the agreement was extended by an additional year, through December 31, 2022. Mr. Considine volunteered and AIR accepted his commitment to reduce his compensation for 2021 and 2022 if G&A expenses, net of reimbursement, exceed 15 basis points of gross asset value, as determined by AIR’s Board of Directors and Mr. Considine. Mr. Considine did this in the best long-term interest of AIR to maintain investment in other corporate costs while also meeting a goal of efficiency in converting rents to cash available for investment in AIR’s business or payment of cash dividends to our stockholders. Mr. Considine made this commitment without any adjustment or makeup of any sort.

On December 31, 2022, AIR and AIR’s chief executive officer, Terry Considine, entered into an amendment to Mr. Considine’s 2017 Employment Agreement pursuant to which the term of his employment under the agreement was extended by an additional year, through December 31, 2023.

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

Pursuant to the 2017 Employment Agreement, upon termination of Mr. Considine’s employment by AIR without cause, or by Mr. Considine for good reason, Mr. Considine is generally entitled to: (a) a lump sum cash payment equal to the sum of (i) three times the sum of his base salary at the time of termination, and (ii) the Target STI; (b) any short-term incentive bonus earned but unpaid for a prior fiscal year (the “Prior Year STI”); (c) a pro-rata portion of the short-term incentive bonus he would have earned for the year in which the termination occurs, based on the actual achievement of the applicable performance targets (the “Pro Rata STI”); and (d) immediate and full acceleration of any outstanding unvested equity awards, with all outstanding stock options (including options previously vested) remaining exercisable until the expiration of the applicable option term. In the event of Mr. Considine’s retirement, Mr. Considine will be entitled to: (a) the Prior Year STI; (b) the Pro Rata STI; and (c) accelerated vesting of outstanding and unvested equity awards, if any, that vest solely on a time basis and continued vesting of all outstanding unvested equity awards that vest based on the achievement of performance targets according to actual achievement of the applicable performance targets. If Mr. Considine’s employment is terminated for reason of disability, Mr. Considine will be entitled to: (a) three times the sum of his base salary at the time of termination; provided that this amount will be offset by any income replacement Mr. Considine receives under the Company’s long-term disability insurance plan);(b) the Pro Rata STI; and (c) all outstanding equity awards will become immediately and fully vested and be treated in accordance with the terms of the applicable award agreement. If Mr. Considine’s employment is terminated due to his death, Mr. Considine’s estate will receive payment of any earned but unpaid base salary and vested accrued benefits, the Prior Year STI, and the Pro Rata STI, and all outstanding equity awards will become immediately and fully vested and be treated in accordance with the terms of the applicable award agreement.

Under the 2017 Employment Agreement, Mr. Considine is not entitled to any additional or special payments upon the occurrence of a change in control.

In the event payments to Mr. Considine are subject to the excise tax imposed by Section 4999 of the Code, the payments will be either (a) delivered in full, or (b) delivered as to such lesser extent that would result in no portion of such payments being subject to the excise tax, whichever results in the receipt by Mr. Considine of the greater amount on an after-tax basis.

The 2017 Employment Agreement also contains customary confidentiality provisions, a limited mutual non-disparagement provision, and non-competition, non-solicitation, and no-hire provisions.

In addition, as part of the Separation AIR and Aimco entered into the Employee Matters Agreement, which provides that Mr. Considine will continue to serve Aimco with specific responsibilities during 2021 and 2022 to support the establishment and growth of the Aimco business, reporting directly to the Aimco board of directors and in connection with such role at Aimco, Mr. Considine proposed, and the Compensation and Human Resources Committee agreed, that to the extent he receives compensation directly from Aimco, compensation paid to him by AIR in relation to his role as CEO of AIR will be reduced in a manner to ensure that his combined aggregate annual compensation paid from both companies will not exceed his annual compensation prior to the Separation. On February 13, 2023, Mr. Considine resigned as a member of the Aimco Board, having completed his undertaking to support the establishment and growth of Aimco as an independent business.

None of Messrs. Beldin, Kimmel, McGrath, or Ms. Cohn has an employment agreement.

Executive Severance Arrangements

Executive Severance Policy. In connection with the Separation, AIR adopted the Apartment Income REIT Corp. Executive Severance Policy (the “Executive Severance Policy”). The Executive Severance Policy supersedes and replaces any employment agreement or other plan, policy or practice involving the payment of severance benefits to participants under the Executive Severance Policy. The Company’s Presidents, Executive Vice Presidents, as determined on the records of the Company and any other entities through which the operations of the Company are conducted, are eligible to participate in the Executive Severance Policy. Each of Messrs. Beldin, Kimmel, and McGrath and Ms. Cohn are participants under the Executive Severance Policy; however, the Chief Executive Officer, Mr. Considine, is not a participant under the Executive Severance Policy.

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

In the event that any payment or benefit payable to a participant under the Executive Severance Policy would result in the imposition of excise taxes under the “golden parachute” provisions of Section 280G of the Code, then such payments and benefits will either be made and/or provided in full or will be reduced such that the excise tax under Section 280G is not applicable, whichever is least economically disadvantageous to the participant. The Executive Severance Policy does not provide for any excise tax or other tax “gross-up” payment.

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

Non-Competition and Non-Solicitation Agreements

Effective in January 2002 for Mr. Considine, and in connection with their employment or promotions by the Company for Messrs. Beldin and Kimmel and Ms. Cohn, the Company entered into certain non-competition and non-solicitation agreements with each executive. Mr. Considine’s 2002 non-competition and non-solicitation agreement was replaced by his 2008 and 2017 Employment Agreements. Pursuant to these agreements, each of these NEOs agreed that during the term of his or her employment with the Company and for a period of two years following the termination of his or her employment, except in circumstances where there is a change in control of the Company, he or she will not (i) be employed by a competitor of the Company named on a schedule to the agreement, (ii) solicit other employees to leave the Company’s employment, or (iii) solicit customers of AIR to terminate their relationship with the Company. The agreements further require that the NEOs protect trade secrets and confidential information. For Messrs. Beldin and Kimmel and Ms. Cohn, the agreements provide that in order to enforce the above-noted non-competition condition following the executive’s termination of employment by the Company without cause, each such executive will receive, for a period not to extend beyond the earlier of 24 months following such termination or the date of acceptance of employment with a non-competitor, (i) non-compete payments in an amount, if any, to be determined by the Company in its sole discretion and (ii) a monthly payment equal to two-thirds of such executive’s monthly base salary at the time of termination. For purposes of these agreements, “cause” is defined to mean, among other things, the executive’s (i) breach of the agreement, (ii) failure to perform required employment services, (iii) misappropriation of Company funds or property, (iv) conviction, plea of guilty, or plea of no contest to a crime involving fraud or moral turpitude, or (v) negligence, fraud, breach of fiduciary duty, misconduct or violation of law.

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

Accelerated Vesting Upon Termination of Employment Due to Death or Disability. Pursuant to the 2017 Employment Agreement, as set forth above, if Mr. Considine’s employment is terminated due to his death or disability, and all outstanding equity awards will become immediately and fully vested and be treated in accordance with the terms of the applicable award agreement. The award agreements pursuant to which restricted stock, LTIP Unit or stock option awards have been granted to Messrs. Considine, Beldin and Kimmel and Ms. Cohn, as applicable, provide that upon a termination of employment due to death or disability, then (a) for time-based options or restricted stock, all outstanding shares of restricted stock or unvested stock options shall become immediately and fully vested and exercisable, and all vested options will remain exercisable for the remainder of the term of the option, and (b) for performance-based options, restricted stock or LTIP Unit awards, shares, unvested options and/or units will vest based on the higher of actual or target performance through the date of termination, and all vested options will remain exercisable for the remainder of the term of the option.

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

Each of Messrs. Considine, Beldin, Kimmel and Ms. Cohn exceeded the ownership targets established in our stock ownership guidelines as of February 25, 2023. Mr. McGrath does not yet have ownership consistent with the guidelines.

Role of Outside Consultants

The Committee has the authority under its charter to engage the services of outside advisors, experts, and others to assist the Committee. In 2022, the Committee engaged FPL Associates, L.P. (“FPL”) to review our executive compensation plan. FPL did not provide other services to AIR. The Committee instructed FPL to compile and provide data on both total pay and individual elements of compensation among companies in the peer groups, as well as trends in compensation practices that they observed within the peer groups and generally among public companies. The Committee has assessed the independence of FPL pursuant to SEC rules and has concluded that FPL is independent.

Base Salary, Incentive Compensation, and Equity Grant Practices

Base salary adjustments typically take effect on January 1. The Committee (for Mr. Considine) and Mr. Considine, in consultation with the Committee (for the other executive officers), determine incentive compensation in late January or early February. STI is typically paid in February or March.

With respect to LTI, the Committee sets the grant date for restricted stock, LTIP Unit, and stock option grants. The Committee sets grant dates at the time of its final compensation determination, generally in late January or early February. The date of determination and date of award are not selected based on share price. In the case of new-hire packages that include equity awards, grants are made on the employee’s start date or on a date designated in advance based on the passage of a specific number of days after the employee’s start date. For non-executive officers, the Committee has delegated the authority to make equity awards, up to certain limits, to the Chief Financial Officer (Mr. Beldin) and/or Corporate Secretary (Ms. Cohn). The Committee and Mr. Beldin and Ms. Cohn time grants without regard to the share price or the timing of the release of material non-public information and do not time grants for the purpose of affecting the value of executive compensation.

2023 Compensation Targets

Based on comparison to compensation paid to CEOs at our peers, the Committee set Mr. Considine’s target total compensation (base compensation, STI and LTI) for 2023 at $8 million, with all but $100,000 of the increase in Mr. Considine’s compensation comprised of STI and LTI awards that may be earned based solely on Mr. Considine’s and the Company’s performance. Mr. Considine, in consultation with the Committee, set target total compensation (base compensation, STI, and LTI) for 2023 for the other NEOs as follows: Mr. Beldin — $1.07 million; Ms. Cohn — $2.4 million; and Mr. Kimmel — $2 million. Mr. McGrath’s 2023 target compensation is based on the same transaction-based formula as for 2022, with a refundable draw of $600,000 and earnings tied to acquisitions and dispositions as described above.

AIR’s and individual performance will determine the amounts paid for 2023 STI. STI will be paid in cash or equity. The time-based LTI granted to Ms. Cohn and Messrs. Beldin and Kimmel on January 30, 2023, was in the form of restricted stock. Time-based equity vests 25% on each anniversary of the grant date, subject to continued service. The performance-based LTI granted to Ms. Cohn and Messrs. Considine, Beldin, and Kimmel on January 31, 2023, was in the form of performance based restricted stock and LTIP II Units. Performance-based LTI vests based on AIR’s total shareholder return compared to specified indices and peer performance. STI that is ultimately earned and LTI awards that ultimately vest may be less than, or in excess of, these target amounts. Mr. McGrath receives a refundable draw of $600,000 and investment-based compensation credited against the draw (and subject to forfeiture if investments sufficient to earn the draw are not consummated). Mr. McGrath may also earn additional amounts based on investments as described above. In connection with setting Mr. Considine’s target total compensation, the Committee waived Mr. Considine’s previous commitment to reduce his compensation if net G&A expenses exceeded 15bps of GAV and instead incorporated that goal into the Company’s KPI to incentivize efficiency among the entire team.

Accounting Treatment and Tax Deductibility of Executive Compensation

The Committee, and the AIR Committee following the Separation, generally considers the accounting treatment and tax implications of the compensation awarded or paid to our executives. Grants of equity compensation awards under our long-term incentive program are accounted for under FASB ASC Topic 718. Section 162(m) of the Code was amended on December 22, 2017, by the Tax Cuts and Jobs Act (the “Tax Act”). Under the Tax Act, Section 162(m) applies to each employee who serves as the principal executive officer or principal financial officer during the taxable year, each other employee who is among the three most highly compensated officers during such taxable year, and any other employee who was a covered employee for any preceding taxable year beginning after December 31, 2016. The Tax Act also eliminated the performance-based compensation exception with respect to tax years beginning after December 31, 2017, but includes a transition rule with respect to compensation that is provided pursuant to a written binding contract in effect on November 2, 2017, and not materially modified after that date. AIR will continue to award, compensation as it considers appropriate that does not qualify for deductibility under Section 162(m) of the Code.

Compensation and Human Resources Committee Report to Stockholders

The Compensation and Human Resources Committee (the “Committee”) held six meetings during the year ended December 31, 2022. The Committee has reviewed and discussed the Compensation Discussion & Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Committee, the Committee has recommended to the Board that the Compensation Discussion & Analysis be included in this filing.

Date: February 25, 2023

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

Summary Compensation Table

The table below summarizes the compensation attributable to the principal executive officer, principal financial officer, and the three other most highly compensated executives in 2022, for the years 2022, 2021, and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)(4)	Total ($)
Terry Considine —	2022(5)	400,000(5)	—	3,400,008	(5)(6)	—	1,611,720	(5)	4,300	5,416,020	(5)(7)
Chief Executive Officer	2021(5)	—(7)	—	3,400,000		—	(354,360)	(7)	2,900	3,048,540	(7)
	2020	700,000	—	4,300,006		—	1,800,000		2,850	6,802,856

Paul L. Beldin —	2022	450,000	—	401,913	(9)	—	314,331		4,300	1,170,544
Executive Vice	2021	450,000	—	393,547		—	339,475		2,900	1,185,922
President and Chief Financial Officer	2020	450,000	250,000(8)	309,027		61,671	250,000		2,850	1,323,548

Lisa R. Cohn —	2022	450,000	—	1,194,658	(10)	—	719,029		4,300	2,367,987
President,	2021	450,000	—	1,169,864		—	781,220		2,900	2,403,984
General Counsel, and Secretary	2020	450,000	550,000(8)	955,356		146,667	687,500		2,850	2,792,373

Keith M. Kimmel —	2022	450,000	—	814,576	(11)	—	666,163		4,300	1,935,039
President of	2021	450,000	—	797,626		—	747,700		2,900	1,998,226
Property Operations	2020	450,000	125,000(8)	752,070		—	500,000		2,850	1,829,920

John McGrath —	2022	600,000(12)	—	—		—	1,548,770	(12)	392,250(13)	2,539,770
Executive Vice President, Co-Chief Investment Officer, Chairman of the Investment Committee

(1)
This column represents the aggregate grant date fair value of stock awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2022, refer to the Share-Based Compensation footnote to AIR’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022.

The amounts shown in this column for 2022 include the grant date fair value of the performance-based restricted stock awards or performance-based LTIP II Unit awards, as applicable, granted in 2022 based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. Based on the foregoing, the grant date fair value is $11.59 per LTIP II Unit as to Mr. Considine’s performance-based LTI award, $58.57 per share for the performance-based restricted stock awards granted to each of Messrs. Beldin and Kimmel, and Ms. Cohn that are based on relative TSR Performance. The grant date fair value of the performance-based LTIP II Unit award assuming achievement at the maximum level of performance, is $6,800,016 for Mr. Considine. The grant date fair value of the performance-based restricted stock awards, assuming achievement at the maximum level of performance, is $554,892 for Mr. Beldin, $1,649,448 for Ms. Cohn, and $1,124,662 for Mr. Kimmel.

(2)
This column represents the aggregate grant date fair value of the option awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2022, refer to the Share-Based Compensation Note 10 to AIR’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

(3)
For 2022, the amounts shown for Messrs. Considine, Beldin, and Kimmel, and Ms. Cohn represent the 2022 STI amounts that were paid on February 22, 2023. For 2022, the amounts shown for Mr. McGrath represents cash compensation earned on transactions, including his portion of the transaction team profit as described in footnote 12.
(4)
Includes discretionary matching contributions under AIR’s 401(k) plan for everyone besides Mr. McGrath. For Mr. McGrath the amount represents the portion of his compensation that is deferred as described in footnote 11.
(5)
The amounts shown for Mr. Considine reflect his voluntary reduction of his compensation to offset the compensation he received directly from Aimco. For 2022, Mr. Considine’s: base compensation was $400,000, reduced by him from $700,000; STI target was $1,200,000, reduced by him from $1,800,000; LTI target was $3,400,000, reduced by him from $4,300,000. For 2021, Mr. Considine similarly voluntarily reduced his compensation to offset the compensation received directly from Aimco, and he further voluntarily reduced his compensation as described in note 7.
(6)
Mr. Considine’s 2022 LTI award consists of 293,357 performance-based LTIP II Units (at target) for the forward looking, three-year performance period from January 1, 2022, through December 31, 2024, with the number of units earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.
(7)
As described above, in 2021, Mr. Considine volunteered and AIR accepted his commitment to reduce his compensation if net G&A expenses exceed 15 basis points of gross asset value, as determined by AIR’s Board of Directors and Mr. Considine. Mr. Considine did this in the best long-term interest of AIR to maintain investment in other corporate costs while also meeting a goal of efficiency in converting rents to cash available for investment in AIR’s business or payment of cash dividends to our stockholders. Mr. Considine made this commitment without any adjustment or makeup of any sort. Consistent with this commitment, for 2021, Mr. Considine waived $2,527,000 of compensation: returning his $400,000 base salary, foregoing his earned STI of $1,772,640, and making a cash payment to AIR of $354,360. In 2022, AIR’s net G&A expenses were below 15 basis points of gross asset value. Accordingly, Mr. Considine did not forfeit any compensation for 2022.
(8)
Mr. Considine awarded a discretionary cash award to each of Messrs. Beldin, Kimmel, and Ms. Cohn for their significant contributions in connection with the Separation.
(9)
Equity awards for Mr. Beldin in 2022 include a 2022 LTI award consisting of the following: (i) 2,369 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; (ii) 4,737 shares of performance-based restricted stock (at target) for the forward looking, three-year performance period from January 1, 2022, through December 31, 2024, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.
(10)
Equity awards for Ms. Cohn in 2022 include a 2022 LTI award consisting of the following: (i) 7,041 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; (ii) 14,081 shares of performance-based restricted stock (at target) for the forward looking, three-year performance period from January 1, 2022, through December 31, 2024, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.
(11)
Equity awards for Mr. Kimmel in 2022 include a 2022 LTI award consisting of the following: (i) 4,801 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; (ii) 9,601 shares of performance-based restricted stock (at target) for the forward looking, three-year performance period from January 1, 2022, through December 31, 2024, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.
(12)
Mr. McGrath is responsible for AIR portfolio management and leads the AIR investment team. Mr. McGrath and other senior members of the investment team are compensated based on (i) the amount of new investments made and their performance over three years, (ii) the amount of property sales, and (iii) the profitability of the investment team as a profit center. Mr. McGrath earns 15 basis points on purchases originated by him. Two thirds (or ten basis points) is payable in cash and one third (or five basis points) is deferred and is payable in three equal annual installments, which are subject to reduction should the performance of the investments be less than the underwriting expectations on which the investment decision was based. Management has flexibility to consider whether any underperformance was due to factors outside the control of the underwriter, e.g., the shutdown of the economy in 2020. The deferred amount bears interest at the same rate as AIR’s revolving credit facility. Mr. McGrath also earns 10 basis points on property sales. Finally, Mr. McGrath earns a participation in the profitability of the investment team which he leads. The investment team is considered as a profit center with revenues based on investments originated (30 basis points) and properties sold (15 basis points), and expenses based on related costs such as travel and staffing, support costs including an allocation of corporate overhead, and the costs of abandoned pursuits. Two-thirds of investment team profits is payable in cash and one-third is deferred and is subject to reduction based on the performance of the investments made. Mr. McGrath determines the allocation of team profits to his teammates. His determination and the amount allocated to Mr. McGrath are decided by Mr. Considine and Ms. Cohn, subject to the oversight of the Compensation Committee of the Board. Mr. McGrath also receives a refundable draw of $600,000 repayable from the first cash earned by him.
(13)
For Mr. McGrath the amount represents the portion of his compensation that is deferred as described in footnote 12.

Grants of Plan-Based Awards in 2022

The following table provides details regarding plan-based awards granted to the NEOs during the year ended December 31, 2022.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of	All other Option Awards Number of Securities Underlying Options			Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)(3)	Threshold (#)	Target (#)	Maximum (#)	Awards ($/Sh)	Awards ($)(4)
Terry Considine	2/1/22	600,000	1,200,000		2,400,000
	2/1/22					146,679	293,357	586,714						3,400,000
Paul L. Beldin	2/1/22	125,000	250,000		500,000
	2/1/22								2,369					124,467
	2/1/22					2,369	4,737	9,474						277,446
Lisa R. Cohn	2/1/22	275,000	550,000		1,100,000
	2/1/22								7,041					369,934
	2/1/22					7,041	14,081	28,162						824,724
Keith M. Kimmel	2/1/22	250,000	500,00		1,000,000
	2/1/22								4,801					252,245
	2/1/22					4,801	9,601	19,202						562,331
John McGrath	2/1/22	—	1,600,000	(5)	—
	2/1/22								—					—
	2/1/22					—	—	—						—

(1)
On February 1, 2022, the Committee made determinations of target total incentive compensation for 2022 based on achievement of our five corporate goals for 2023, and achievement of specific individual objectives. Target total incentive compensation amounts were as follows: Mr. Considine — $4.6 million (which amount reflects Mr. Considine’s voluntary reduction for the portion of his compensation being paid by Aimco); Mr. Beldin — $620,000; Ms. Cohn — $1.65 million; Mr. Kimmel — $1.25 million. The awards in this column indicate the 2022 STI portion of these target total incentive amounts — at threshold, target, and maximum performance levels. The actual 2022 STI awards earned by each of Messrs. Considine, Beldin, Kimmel, McGrath, and Ms. Cohn are as disclosed in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.” See the discussion above under “CD&A — Total Compensation for 2022 — Short-Term Incentive Compensation for 2022.”
(2)
For each of Messrs. Considine, Beldin, and Kimmel, and Ms. Cohn, the amounts in this column include the number of shares underlying performance- based LTIP II Units (in the case of Mr. Considine) or performance-based restricted stock (in the case of Messrs. Beldin, and Kimmel and Ms. Cohn) granted on February 1, 2022, pursuant to their 2022 LTI award that may be earned — at threshold, target and maximum performance levels — based on relative TSR (60% of each award is based on AIR’s TSR relative to the NAREIT Equity Apartments Index and 40% of each award is based on AIR’s TSR relative to the MSCI US REIT Index) over a three-year period from January 1, 2022, to December 31, 2024, with the number of units or shares earned, if any, vesting 50% on the later of the third anniversary of the grant date or the date on which performance is determined (but no later than March 15, 2025), and 50% on the fourth anniversary of the grant date.
(3)
The amounts in this column reflect the number of shares of time-based restricted stock granted pursuant to the 2022 LTI award, vesting 25% on each anniversary of the grant date. The number of shares of restricted stock was determined based on the five trading days up to and including the grant date, or $52.08.
(4)
This column represents the aggregate grant date fair value of equity awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column, refer to the Share-Based Compensation footnote to AIR’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022. The amounts shown in this column include the grant date fair value of the performance-based restricted stock awards or LTIP II Unit awards, as applicable, based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718. Based on the foregoing, the grant date fair value is $11.59 per LTIP II Unit as to Mr. Considine’s performance-based LTI award, $58.57 per share for the performance-based restricted stock awards granted to each of Messrs. Beldin and Kimmel, and Ms. Cohn that are based on relative TSR performance. The grant date fair value of the performance-based LTIP II Unit award, assuming achievement at the maximum level of performance, is $6,800,000 for Mr. Considine. The grant date fair value of the performance-based restricted stock awards, assuming achievement at the maximum level of performance, is $554,892 for Mr. Beldin, $1,649,448 for Ms. Cohn, and $1,124,661 for Mr. Kimmel.
(5)
Mr. McGrath has no target compensation. His compensation is based on transactions. Using AIR’s 2021 transactions as an example, and assuming all such transactions were attributable to Mr. McGrath, the target amount is the $1,600,000 shown above. This is a hypothetical number shown for purposes of the disclosure requirements of this table. It is perhaps more appropriate to say Mr. McGrath’s target compensation is zero, as AIR does not budget for or provide guidance on transactions.

Outstanding Equity Awards at Fiscal Year-End 2022

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2022, for the NEOs. The table also shows unvested and unearned stock awards assuming a market value of $34.31 per share (the closing market price of AIR’s Common Stock on the New York Stock Exchange on December 30, 2022).

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Terry Considine	127,217	(2)			39.00	1/31/2027				146,679	(3)	—(3)
	384,809	(4)			34.28	1/26/2026				254,873	(5)	—(5)
	238,530	(6)			34.56	2/12/2025
							416,241	(7)	—(8)
							85,287	(8)	—(8)

Paul L. Beldin			6.227(9)		47.14	1/28/2030				4,737	(10)	162,526
			—(12)		39.00	1/31/2027				6,303	(11)	216,256
	3,160	(12)	—(14)		34.28	1/26/2026	2,845	(13)	97,612
	18,109	(14)					2,369	(15)	81,280
							2,364)	(16)	81,109
							1,152	(17)	39,525
							640	(18)	21,958
							1,229	(19)	42,167

Lisa R. Cohn			14,808(9)		47.14	1/28/2030				14,081	(10)	483,119
										18,737	(11)	642,866
							9,018	(13)	309,408
							7,014	(15)	241,577
							7,026	(16)	241,062
							3,424	(17)	117,477
							1,904	(18)	65,326
							3,655	(19)	125,403

Keith M. Kimmel	14,588	(4)			34.28	1/26/2026				9,601	(10)	329,410
										12,775	(11)	438,310
							7,686	(13)	263,707
							4,801	(15)	164,722
							4,791	(16)	164,379
							2,335	(17)	80,114
							1,255	(18)	43,059
							2,409	(19)	82,653

John McGrath	—		—	—			—		—	—		—

(1)
Effective December 15, 2020, in connection with the Separation, the executive officers received a share or partnership unit of AIR for every share or partnership unit of Aimco, and both stock options and partnership units were adjusted to preserve their pre-Separation value. The amounts in this table reflect only the AIR awards, and, in the case of stock options, the post-Separation exercise price. Amounts reflect the number of shares subject to the award that have not vested multiplied by the market value of $34.31 per share, which was the closing market price of AIR’s Common Stock on December 31, 2022.
(2)
This option was granted on January 31, 2017. The amount shown in the table represents the portion of the award that was earned based on Aimco relative TSR performance for the three-year performance period from January 1, 2017, through December 31, 2019, of which 50% vested on January 31, 2020, and the remaining 50% vested on January 31, 2021.
(3)
This performance-based LTIP II Unit award was granted on February 1, 2022, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at threshold. Once vested and until the 10-year anniversary of the grant date, LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the closing price of AIR’s Common Stock on the date of the grant which was $52.54. Because this value assumes a December 31, 2022, conversion date, that amount does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized. At December 31, 2022, AIR’s closing price was $34.31 and the conversion price per LTIP II is $52.54, therefore no value is shown in the table above.
(4)
This option was granted on January 26, 2016. The amount shown in the table represents the portion of the award that was earned based on Aimco relative TSR performance for the three-year performance period from January 1, 2016, through December 31, 2018, of which 50% vested on January 26, 2019, and the remaining 50% vested on January 26, 2020.

(5)
This performance-based LTIP II Unit award was granted on January 25, 2021, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at threshold. Once vested and until the 10-year anniversary of the grant date, LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the closing price of AIR’s Common Stock on the date of the grant which was $39.21. Because this value assumes a December 31, 2022, conversion date, that amount does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized. At December 31, 2022, AIR’s closing price was $34.31 and the conversion price per LTIP II is $39.21, therefore no value is shown in the table above.
(6)
This option was granted on February 12, 2015, and vested 25% on each anniversary of the grant date.
(7)
This performance-based LTIP II Unit award was granted on January 28, 2020, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. Once vested and until the 10-year anniversary of the grant date, LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the conversion price of $47.14. Because this value assumes a December 31, 2022, conversion date, that amount does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized. At December 31, 2022, AIR’s closing price was $34.31 and the conversion price per LTIP II is $47.14, therefore no value is shown in the table above.
(8)
This performance-based LTIP II Unit award was granted on January 29, 2019, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. Once vested and until the 10-year anniversary of the grant date, LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the conversion price of $43.58. Because this value assumes a December 31, 2022, conversion date, that amount does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized. At December 31, 2022, AIR’s closing price was $34.31 and the conversion price per LTIP II is $43.58, therefore no value is shown in the table above.
(9)
This option was granted on January 28, 2020 and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward-looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table represents the portion of the award that was earned based on relative TSR performance.
(10)
This performance-based restricted stock award was granted on February 1, 2022 and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at threshold.
(11)
This performance-based restricted stock award was granted on January 25, 2021 and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at threshold.
(12)
This option was granted on January 31, 2017. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for the three-year performance period from January 1, 2017, through December 31, 2019, of which 50% vested on January 31, 2020, and the remaining 50% vested on January 31, 2022.
(13)
This performance-based restricted stock award was granted on January 28, 2020 and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table represents the portion of the award that was earned based on relative TSR performance.
(14)
This option was granted on January 26, 2016. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for the three-year performance period from January 1, 2016, through December 31, 2018, of which 50% vested on January 26, 2019, 37.5% vested on January 26, 2020, and 12.5% vested on January 26, 2022.
(15)
This restricted stock award was granted on February 1, 2022, and vests 25% on each anniversary of the grant date.
(16)
This restricted stock award was granted on January 25, 2021, and vests 25% on each anniversary of the grant date.
(17)
This restricted stock award was granted on January 28, 2020, and vests 25% on each anniversary of the grant date.
(18)
This restricted stock award was granted on January 29, 2019, and vests 25% on each anniversary of the grant date.
(19)
This performance-based restricted stock award was granted on January 29, 2019, and, subject to achievement of relative TSR metrics, vests 50% following the end of the three-year forward-looking performance period and 50% on the fourth anniversary of the grant date.

Option Exercises and Stock Vested in 2022

The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during the year ended December 31, 2022, for the persons named in the Summary Compensation Table above.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(2)
Terry Considine	—	—	332,909	(3)	$6,209,935
Paul L. Beldin	—	—	32,935		$1,722,156
Lisa R. Cohn	—	—	25,981		$1,357,262
Keith M. Kimmel	—	—	17,729		$926,174
John McGrath	—	—	—		—

(1)
Amounts reflect the difference between the exercise price of the option and the market price at the time of exercise.
(2)
Amounts reflect the closing market price of AIR’s Common Stock on the day the equity instrument vested. The closing price was $51.54 on January 25, 2022, $51.58 on January 26, 2022, $52.31 on January 28, 2022, $52.31 on January 29, 2022, $52.31 on January 30, 2022, and $52.82 on January 31, 2022.
(3)
This is comprised of 41,007 LTIP I Units and 291,902 LTIP II Units. Had those LTIP II Units been converted on the date of vesting, the LTIP II Units value would have been $4,064,859; however, that amount does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized. Once vested and until the 10-year anniversary of the grant date, the LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the conversion price.

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

In the table that follows, potential payments and other benefits payable upon termination of employment and change in control situations are set out as if the conditions for payments had occurred and/or the terminations took place on December 31, 2022. In setting out such payments and benefits, amounts that had already been earned as of the termination date are not shown. Also, benefits that are available to all full-time regular employees when their employment terminates are not shown. The amounts set forth below are estimates of the amounts that could be paid out to the NEOs upon their termination. The actual amounts to be paid out can only be determined at the time of such NEOs’ separation from AIR. The following table summarizes the potential payments under various scenarios if they had occurred on December 31, 2022.

	Value of Accelerated Stock and Stock Options ($)(1)					Severance ($)
Name	Change in Control Only	Double Trigger Change in Control	Death or Disability	Termination Without Cause	Termination For Good Reason	Death	Disability		Termination Without Cause		Termination For Good Reason		Termination Without Cause or For Good Reason in Connection with a Change in Control		Non- Compete Payments ($)(2)
Terry Considine	—	—	—	—	—	—	3,929,700	(3)(4)	3,929,700	(3)(4)	3,929,700	(3)(4)	3,929,700	(3)(4)	—
Paul L. Beldin	—	202,488	202,488	—	—	—	314,331	(5)	793,234	(6)	793,234	(6)	1,543,646	(7)	600,000
Lisa R. Cohn	—	668,696	668,696	—	—	—	719,029	(5)	1,209,069	(6)	1,209,069	(6)	2,377,268	(7)	600,000
Keith M. Kimmel	—	633,900	633,900	—	—	—	666,163	(5)	1,106.917	(6)	1,106.917	(6)	2,170,732	(7)	600,000
John McGrath	—	—	—	—	—	—	1,548,770		643,101		643,101		1,243,101	(8)	—
(1)
Amounts reflect value of accelerated restricted stock, LTIP I Units, LTIP II Units and options using the closing market price of AIR’s Common Stock on December 31, 2022, of $34.31 per share. For purposes of this table, the value of restricted stock and LTIP I Units is based on the closing market price and the value of LTIP II Units and options is based on the difference between the closing market price and the conversion or exercise price, as applicable. At December 31, 2022, AIR’s closing price was $34.31 and the conversion price per LTIP II is $52.54 for grants made on February 1, 2022, $39.21 for grants made on January 25, 2021, $47.14 for grants made on January 28, 2022, and $43.58 for grants made on January 29, 2019, therefore no value is shown in the table above. Specifically, Mr. Considine’s LTIP II awards had no value as of December 31, 2022, accordingly no value is shown above. This does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized. Once vested and until the 10-year anniversary of the grant date, the LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the conversion price.
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
(4)
Amount consists of (i) a lump sum cash payment equal to the sum of (a) three times the sum of Mr. Considine’s base salary, or $2.1 million, and (b) Mr. Considine’s 2022 target STI of $1.8 million, and (ii) 18 months of medical coverage reimbursement at an estimated amount of $29,700, as payable pursuant to the terms of Mr. Considine’s employment agreement with AIR.
(5)
Amount consists of a lump sum cash payment equal to the amount of 2022 STI paid, as payable pursuant to the Executive Severance Policy
(6)
Amount consists of (i) a lump sum cash payment equal to the sum of base salary and the average of the amount of STI paid for the previous three years, and (ii) 18 months of medical coverage reimbursement at an estimated amount of $42,473, as payable pursuant to the Executive Severance Policy.
(7)
Amount consists of (i) a lump sum cash payment equal to two times the sum of base salary and the average of the amount of STI paid for the previous three years, and (ii) 18 months of medical coverage reimbursement at an estimated amount of $42,473, as payable pursuant to the Executive Severance Policy.
(8)
Amount consists of (i) a lump sum cash payment equal to two times the sum of his draw and his transaction based incentive compensation for 2022, and (ii) 18 months of medical coverage reimbursement at an estimated amount of $42,473, as payable pursuant to the Executive Severance Policy.

Chief Executive Officer Compensation and Employee Compensation

We believe that executive pay should be internally consistent and equitable to motivate our teammates to create stockholder value. In August 2015, pursuant to a mandate of the Dodd-Frank Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the annual total compensation of the principal executive officer. The disclosure is required for fiscal years beginning on or after January 1, 2017. The annual total compensation for 2022 for Mr. Considine, our CEO, was $5,416,020, as reported under the heading “Summary Compensation Table.” Our median employee’s total compensation for 2022 was $82,318. As a result, we estimate that Mr. Considine’s 2022 total compensation was approximately 65.79 times that of our median employee.

Our CEO to median employee pay ratio was calculated in accordance with Item 402(u) of Regulation S-K. We identified the median employee by examining 2022 total compensation, consisting of base salary, annual bonus amounts, stock-based compensation (based on the grant date fair value of awards granted during 2022) and other incentive payments for all individuals who were employed by the Company on December 31, 2022, other than our CEO. Our measuring date of December 31 remained the same as last year. We included all active employees. We did annualize employee compensation for any employees who were not employed by the Company for the full 2022 calendar year and found no material difference in identifying the median employee from the prior year’s methodology. After identifying the median employee based on 2022 total compensation, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the “Total” column in the Summary Compensation Table.

Equity Compensation Plan Information Table

The following table provides information as of December 31, 2022, with respect to the compensation plans under which our common stock may be issued.

Plan Category	Number of Securities to be issued upon exercise or vesting of outstanding options, warrants, and stock rights (a)(1)	Weighted-Average exercise price of outstanding options, warrants, and stock rights (b)(2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by stockholders	3,893,231	$35.88	4,590,011
Equity compensation plans approved by stockholders	—	$—	—
Total	3,893,231	$35.88	4,590,011
(1)
Represents 1,849,262 aggregate shares of outstanding time-based restricted stock, performance-based restricted stock (assuming “maximum” performance), and LTIP units (assuming “maximum” performance, as applicable) that were granted under the 2020 Plan. Also included are 2,043,969 aggregate outstanding awards granted by Aimco prior to the Separation, that were converted to AIR Common Stock pursuant to the Employee Matters Agreement adopted in connection with the Separation. These awards include unvested time-based restricted stock, performance-based restricted stock awards (assuming “maximum” performance), LTIP units, and unexercised stock options.
(2)
The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding time-based restricted stock, performance-based restricted stock, or LTIP units, because such awards do not have an exercise price. As a result of the Separation, the exercise price was adjusted by a ratio specified in the Employee Matters Agreement and reflects the exercise price for a share of AIR Common Stock.
(3)
Represents the number of securities remaining available for issuance under the Amended & Restated 2020 AIR Stock Award and Incentive Plan, as amended in December 2022 to increase by 3,500,000 the shares available for issuance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information available to AIR, as of February 24, 2023, with respect to AIR’s equity securities beneficially owned by (i) each director and named executive officer, and (ii) all directors and executive officers as a group. The table also sets forth certain information available to AIR, as of February 24, 2023, with respect to shares of AIR’s Common Stock held by each person known to AIR to be the beneficial owner of more than 5% of such shares. This table reflects options that are exercisable within 60 days. Unless otherwise indicated, each person has sole voting and investment power with respect to the securities beneficially owned by that person. The business address of each of the following directors and executive officers is 4582 South Ulster Street, Suite 1700, Denver, Colorado 80237, unless otherwise specified.

Name and Address of Beneficial Owner	Number of shares of Common Stock(1)		Percentage of Common Stock Outstanding(2)	Number of Partnership Units(3)		Percentage Ownership of AIR(4)
Directors and Named Executive Officers:
Terry Considine	770,026	(5)	0.51%	6,384,045	(6)	4.46%
Paul L. Beldin	113,561	(7)	*	—		*
Lisa R. Cohn	244,383	(8)	*	—		*
Keith M. Kimmel	132,173	(9)	*	—		*
John M. McGrath	—		*	—		*
Thomas N. Bohjalian	14,250		*	—		*
Kristin Finney-Cooke	—		*	7,250		*
Thomas L. Keltner	55,257		*	—		*
Devin I. Murphy	8,886		*	7,250		*
Margarita Paláu-Hernández	3,000		*	4,250		*
John D. Rayis	8,412		*	7,250		*
Ann Sperling	13,558		*	7,250		*
Nina A. Tran	19,968		*	7,250		*
All directors and executive officers as a group (15 persons)	1,470,561	(10)	0.98%	6,424,545	(11)	4.92%
5% or Greater Holders:
The Vanguard Group	22,483,609	(12)	15.08%	—		14.07%
100 Vanguard Blvd.
Malvern, Pennsylvania 19355
Cohen & Steers, Inc.	17,730,616	(13)	11.89%	—		11.10%
280 Park Avenue 10th Floor
New York, New York 10017
BlackRock Inc.	17,540,354	(14)	11.76%	—		10.98%
55 East 52nd Street
New York, New York 10055
State Street Corporation	8,412,456	(15)	5.64%	—		5.27%
One Lincoln Street
Boston, MA 02111
Principal Real Estate Investors, LLC	7,524,990	(16)	5.05%	—		4.71%
801 Grand Avenue
Des Moines, IA 50392

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
(3)
Through wholly-owned subsidiaries, AIR acts as general partner of the AIR Operating Partnership. As of February 24, 2023, AIR owned approximately 92.1% of the legal interest in the common partnership interests in the AIR Operating Partnership and approximately 93.5% of the economic interest in the AIR Operating Partnership. Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as “OP Units.” Generally, after a holding period of 12 months, common OP Units may be tendered for redemption and, upon tender, may be acquired by AIR for shares of AIR Common Stock at an exchange ratio of one share of AIR Common Stock for each common OP Unit (subject to adjustment). If AIR acquired all common OP Units for AIR Common Stock (without regard to the ownership limit set forth in AIR’s Charter), these shares of AIR Common Stock would constitute approximately 8.0% of the then outstanding shares of AIR Common Stock. OP Units are subject to certain restrictions on transfer.
(4)
Represents the number of shares of AIR Common Stock beneficially owned, divided by the total number of shares of AIR Common Stock outstanding, assuming, in both cases, that all 10,666,268 OP Units outstanding as of February 24, 2023, are redeemed in exchange for shares of AIR Common Stock (notwithstanding any holding period requirements, and AIR’s ownership limit). See note (3) above. Excludes partnership preferred units issued by the AIR Operating Partnership and AIR preferred securities.
(5)
Includes the following shares of which Mr. Considine disclaims beneficial ownership: 16,000 shares held in a trust. Also includes 750,557 shares subject to options that are exercisable within 60 days.
(6)
Includes 3,274,821 OP Units and equivalents held by Mr. Considine (of which 114,768 are LTIP I Units and 1,000,046 are LTIP II Units), 179,735 OP Units held by an entity in which Mr. Considine has sole voting and investment power, 1,591,672 OP Units and equivalents held by Titahotwo Limited Partnership RLLLP, a registered limited liability limited partnership for which Mr. Considine serves as the general partner and holds a 0.5% ownership interest, and 192,422 OP Units held by Mr. Considine’s spouse, for which Mr. Considine disclaims beneficial ownership. Also includes 3,109,224 unvested LTIP II Units, the vesting of which is subject to certain performance criteria. Upon conclusion of the performance period and depending on the results thereof, Mr. Considine may vest in all, some, or none of the performance-based partnership units. Titahotwo has pledged 695,000 OPU equivalents.
(7)
Includes 24,383 shares subject to options that are exercisable within 60 days.
(8)
Includes 7,404 shares subject to options that are exercisable within 60 days.
(9)
Includes 14,588 shares subject to options that are exercisable within 60 days.
(10)
Includes 796,932 shares subject to options that are exercisable within 60 days.
(11)
Also includes 3,109,224 unvested LTIP II Units, the vesting of which is subject to certain performance criteria. Upon conclusion of the performance period and depending on the results thereof, the holder may vest in all, some, or none of the performance-based partnership units.
(12)
Beneficial ownership information is based on information contained in Amendment No. 1 to Schedule 13G filed with the SEC on February 9, 2023, by The Vanguard Group. According to the schedule, The Vanguard Group has sole dispositive power with respect to 22,146,056 of the shares, shared voting power with respect to 186,592 of the shares, and shared dispositive power with respect to 337,553 of the shares.
(13)
Beneficial ownership information is based on information contained in Amendment No. 4 to Schedule 13G filed with the SEC on February 14, 2023, by Cohen & Steers, Inc. on behalf of itself and affiliated entities. According to the schedule, included in the securities listed above as beneficially owned by Cohen & Steers, Inc. are (i) 13,750,810 shares over which Cohen & Steers, Inc. has sole voting power, 13,731,132 shares over which Cohen & Steers Capital Management, Inc. has sole voting power, 5,595 shares over which Cohen & Steers UK Limited has sole voting power, and 14,083 shares over which Cohen & Steers Ireland Limited has sole voting power and (ii) 17,730,616 shares over which Cohen & Steers, Inc. has sole dispositive power, 17,640,326 shares over which Cohen & Steers Capital Management, Inc. has sole dispositive power, 76,207 shares over which Cohen & Steers UK Limited has sole dispositive power, and 14,083 shares over which Cohen & Steers Ireland Limited has sole dispositive power.
(14)
Beneficial ownership information is based on information contained in Amendment No. 2 to Schedule 13G filed with the SEC on January 26, 2023, by BlackRock Inc. According to the schedule, BlackRock Inc. has sole voting power with respect to 16,995,969 of the shares and sole dispositive power with respect to 17,540,354 of the shares.
(15)
Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on February 10, 2023, by State Street Corporation. According to the schedule, State Street Corporation has shared voting power with respect to 6,252,871 of the shares and shared dispositive power with respect to 8,412,456 of the shares.
(16)
Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on February 15, 2023, by Principal Real Estate Investors, LLC. According to the schedule, Principal Real Estate Investors, LLC has shared voting and dispositive power with respect to 7,524,990 of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Review, Approval or Ratification of Related Person Transactions

AIR recognizes that related person transactions can present potential or actual conflicts of interest and create the appearance that AIR’s decisions are based on considerations other than the best interests of AIR and its stockholders. Accordingly, as a general matter, it is AIR’s preference to avoid related person transactions. Nevertheless, AIR recognizes that there are situations where related person transactions may be in, or may not be inconsistent with, the best interests of AIR and its stockholders. The Governance and Corporate Responsibility Committee, pursuant to a written policy approved by the Board, has oversight for related person transactions. The Governance and Corporate Responsibility Committee will review transactions, arrangements or relationships in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) AIR (or any AIR entity) is a participant, and (3) any related party has or will have a direct or indirect interest (other than an interest arising solely as a result of being a director of another corporation or organization that is a party to the transaction or a less than 10 percent beneficial owner of another entity that is a party to the transaction). The Governance and Corporate Responsibility Committee has also given its standing approval for certain types of related person transactions, such as certain employment arrangements, director compensation, transactions with another entity in which a related person’s interest is only by virtue of a non-executive employment relationship or limited equity position, and transactions in which all stockholders receive pro rata benefits. Since the beginning of 2022, there have been no related person transactions that were required to be disclosed under the SEC rules.

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

Consistent with these considerations, the Board has affirmatively determined that all of the directors (other than Mr. Considine) are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is information on the fees billed for services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”). AIR’s independent registered public accounting firm during the years ended December 31, 2022 and 2021.

Year Ended December 31,
	2022	2021
DELOITTE ENTITIES FEES
Aggregate fees billed for services	$4.2 million	$4.7 million
Audit Fees: Including fees associated with the audit of our annual financial statements, internal controls, and interim reviews of financial statements	$2.1 million	$1.5 million
Audit-Related Fees: Including fees related to benefit plan audits, registration statements, comfort letters, and consents	$0.4 million	$0.1 million
Tax Fees:
Tax Compliance Fees (1)	$0.9 million	$1.3 million
Tax Consulting Fees (2)	$0.5 million	$1.8 million
Total Tax Fees	$1.4 million	$3.1 million
All other fees (3)	$0.3 million	$—
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
(3)
Other fees consist of amounts attributable to allowable advisory services.

In selecting Deloitte Entities to perform tax compliance and tax consulting services during the years ended December 31, 2022 and 2021, the Audit Committee evaluated the efficiency and expertise brought by Deloitte Entities and concluded that such engagement was in the best interest of the Company and its stockholders. The Audit Committee considered that the Company’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code, and depends on the Company’s ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels, and diversity of stock ownership. The Audit Committee also specifically considered the amount of the fees as compared to the Company’s overall engagement and as compared to Deloitte Entities’ overall book of business and concluded that such engagement by the Company would have no negative bearing on Deloitte Entities’ independence.

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
•
Pre-approvals are typically subject to a dollar limit of $100,000.
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

4.1

Description of AIR’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.1 to AIR’s Annual Report on Form 10-K filed March 12, 2021, is incorporated herein by this reference)

4.2

Credit Agreement, dated as of April 14, 2021, by and among Apartment Income REIT Corp., AIR REIT Sub 1, LLC, AIR REIT Sub 2, LLC, AIMCO SUBSIDIARY REIT I, LLC, Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.), AIR/Bethesda Holdings, Inc. (f/k/a AIMCO/Bethesda Holdings, Inc.), the lenders party thereto and PNC Bank, National Association, as administrative agent (Exhibit 10.1 to AIR’s Current Report on Form 8-K filed April 14, 2021, is incorporated herein by this reference)

4.3

First Amendment to Credit Agreement, dated as of May 2, 2022, by and among Apartment Income REIT, L.P., Apartment Income REIT Corp., AIR REIT Sub 1, LLC, AIR REIT Sub 2, LLC, AIR SUBSIDIARY REIT I, LLC, AIR/Bethesda Holdings, Inc., the lenders party thereto and PNC Bank, National Association, as administrative agent (Exhibit 10.2 to AIR’s Current Report on Form 10-Q, filed May 4, 2022, is incorporated herein by this reference)

4.4

Note and Guarantee Agreement, dated June 29, 2022, by and among Apartment Income REIT, L.P., Apartment Income REIT Corp., and the Purchasers party thereto (Exhibit 4.1 to AIR’s Current Report on Form 8-K dated June 29, 2022, is incorporated herein by this reference)

4.5

Affiliate Guarantee Agreement, dated June 29, 2022, by and among AIR REIT Sub 1, LLC, AIR REIT Sub 2, LLC, AIR Subsidiary REIT I, LLC and AIR/Bethesda Holdings, Inc. (Exhibit 4.2 to AIR’s Current Report on Form 8-K dated June 29, 2022, is incorporated herein by this reference)

10.1	Seventh Amended and Restated Partnership Agreement of Apartment Income REIT, L.P. (Exhibit 10.1 to AIR’s Quarterly Report on Form 10-Q filed May 4, 2022, is incorporated herein by this reference)

10.2	Form of Apartment Income REIT Corp. Executive Severance Policy (Exhibit 10.8 to AIR’s Annual Report on Form 10-K, filed March 1, 2022, is incorporated herein by this reference)*

10.3	Form of Apartment Income REIT Corp. 2007 Stock Award and Incentive Plan (Exhibit 10.9 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)*

10.4

Form of Restricted Stock Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.10 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.5

Form of Non-Qualified Stock Option Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.11 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.6	Form of Apartment Income REIT Corp. 2020 Employee Stock Purchase Plan (Exhibit 10.10 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)*

10.7	Form of Apartment Income REIT Corp. 2020 Stock Award and Incentive Plan (Exhibit 10.11 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)*

10.8

Form of Performance Restricted Stock Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.14 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.9

Form of Restricted Stock Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.15 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.10

Form of Non-Qualified Stock Option Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.16 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.11	Form of LTIP Unit Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.17 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.12

Form of Performance Vesting LTIP Unit Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.18 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.13

Form of Non-Qualified Stock Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.19 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.14

Form of Performance Vesting LTIP II Unit Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.20 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.15	AIR 401(k) Retirement Plan (f/k/a AIMCO 401(k) Retirement Plan) (Exhibit 99.1 to AIR’s Form S-8, filed December 15, 2020, is incorporated herein by this reference)*

10.16

Employment Agreement, dated December 21, 2017, by and between Terry Considine and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) ( Exhibit 10.1 to Aimco’s Current Report on Form 8-K filed December 21, 2017, is incorporated herein by this reference)*

10.17

Amendment, dated October 29, 2021, to the Employment Agreement by and between Terry Considine and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) (Exhibit 10.2 to AIR’s Quarterly Report on Form 10-Q filed November 2, 2021, is incorporated herein by this reference)*

10.18

Amendment, dated December 31, 2022, to the Employment Agreement by and between Terry Considine and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) (Exhibit 10.1 to AIR’s Current Report on Form 8-K filed January 5, 2023, is incorporated herein by this reference)*

10.19

Apartment Income REIT Corp. Amended and Restated 2020 Stock Award and Incentive Plan (Appendix A to AIR’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 27, 2022) (Exhibit 99.1 to AIR’s Form S-8, filed January 31, 2023, is incorporated herein by this reference)*

16.1	Letter of Ernst & Young, LLP, dated September 27, 2021 (Exhibit 16.1 to AIR’s Current Report on Form 8-K, filed September 27, 2021, is hereby incorporated by this reference)

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP - AIR

23.2	Consent of Deloitte & Touche LLP - AIR Operating Partnership

23.3	Consent of Ernst & Young LLP - AIR

23.4	Consent of Ernst & Young LLP - AIR Operating Partnership

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – AIR

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – AIR

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – AIR

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – AIR

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

99.1	Agreement regarding disclosure of long-term debt instruments – AIR

99.2	Agreement regarding disclosure of long-term debt instruments - AIR Operating Partnership

101

The following materials from AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income (loss); (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) Schedule III

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

APARTMENT INCOME REIT CORP.

By:	/s/ TERRY CONSIDINE
Terry Considine
Director and Chief Executive Officer
Date:	February 28, 2023

APARTMENT INCOME REIT, L.P.

By:	AIR-GP, Inc., its General Partner

By:	/s/ TERRY CONSIDINE
Terry Considine
Director and Chief Executive Officer
Date:	February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.
By: AIR-GP, Inc., its General Partner

/s/ TERRY CONSIDINE	Director and Chief Executive Officer	February 28, 2023
Terry Considine	(principal executive officer)

/s/ PAUL BELDIN	Executive Vice President and	February 28, 2023
Paul Beldin	Chief Financial Officer (principal financial and accounting officer)

/s/ THOMAS L. KELTNER	Chairman of the Board of Directors	February 28, 2023
Thomas L. Keltner

/s/ THOMAS N. BOHJALIAN	Director	February 28, 2023
Thomas N. Bohjalian

/s/ KRISTIN R. FINNEY-COOKE	Director	February 28, 2023
Kristin R. Finney-Cooke

/s/ MARGARITA PALÁU-HERNÁNDEZ	Director	February 28, 2023
Margarita Paláu-Hernández

/s/ DEVIN I. MURPHY	Director	February 28, 2023
Devin I. Murphy

/s/ JOHN D. RAYIS	Director	February 28, 2023
John D. Rayis

/s/ ANN SPERLING	Director	February 28, 2023
Ann Sperling

/s/ NINA A. TRAN	Director	February 28, 2023
Nina A. Tran

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Apartment Income REIT Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apartment Income REIT Corp. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate— Refer to Notes 2 and 3 to the financial statements

The Company has real estate with a net carrying value of $5.6 billion as of December 31, 2022. Upon the acquisition of real estate, the Company allocates the cost of apartment communities acquired based on the relative fair value of the assets acquired and liabilities assumed. Upon disposition, the related assets and liabilities are derecognized, and the gain or loss on disposition is recognized as the difference between the carrying amount of those assets and liabilities and the value of consideration received. Real estate is individually evaluated for impairment when conditions exist, which includes assumptions regarding the expected hold period, that may indicate the carrying amount of an asset may not be recoverable. An apartment community is classified as held for sale when all relevant criteria for a plan of sale have been met.

Given management’s (1) judgments and assumptions used to determine purchase price allocation based on the relative fair value of the assets acquired and liabilities assumed, (2) evaluation of gain or loss on disposition, (3) evaluation of possible impairment indicators of real estate, including the evaluation of the expected hold period, and (4) application of held for sale criteria, performing audit procedures to evaluate real estate was challenging and required an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate included the following, among others:

• We tested the effectiveness of relevant controls over real estate, including management’s controls over the acquisition, disposition, classification, and analysis of impairment indicators of its apartment communities.

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

• For all apartment communities disposed of during the year, we evaluated the terms and conditions of the sales contracts to assess whether the sale was properly recorded, including the removal of assets from the accounting records and related gain or loss on disposition.

• We evaluated management’s impairment analysis by assessing real estate assets for possible indications of impairment, including inquiring with management, searching for adverse asset-specific and/or market conditions, and evaluating the information included in the Company’s evaluation of impairment indicators.

• For any apartment communities being considered for disposition, or that were evaluated by management against the criteria to be classified as held for sale as of December 31, 2022, we further evaluated whether the change in the estimated holding period for these communities resulted in impairment losses by comparing the estimated fair value, which includes the estimated selling price, to the carrying amount of the apartment communities.

• We evaluated all apartment communities being considered for disposition within one year after December 31, 2022 as to whether these apartment communities met the criteria to be classified as held for sale as of December 31, 2022 through inquiring with management, inspection of minutes of the Board of Directors, inspection of any purchase and sale agreements executed subsequent to December 31, 2022, earnings calls, analyst reports, other communications to investors and any other indicators that management intends to dispose of any real estate in the near-term.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

February 28, 2023

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Apartment Income REIT Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), equity, and cash flows of Apartment Income REIT Corp. (the Company) for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

February 28, 2023

APARTMENT INCOME REIT CORP.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2022 and 2021

(In thousands, except share data)

	2022	2021
ASSETS
Buildings and improvements	$6,784,965	$5,720,267
Land	1,291,429	1,164,814
Total real estate	8,076,394	6,885,081
Accumulated depreciation	(2,449,883)	(2,284,793)
Net real estate	5,626,511	4,600,288
Cash and cash equivalents	95,797	67,320
Restricted cash	205,608	25,441
Note receivable from Aimco	—	534,127
Leased real estate assets	10,358	466,355
Goodwill	32,286	32,286
Other assets, net	581,323	568,051
Assets held for sale	—	146,492
Total assets	$6,551,883	$6,440,360

LIABILITIES AND EQUITY
Non-recourse property debt, net	$1,985,430	$2,294,739
Term loans, net	796,713	1,144,547
Revolving credit facility borrowings	462,000	304,000
Unsecured notes payable, net	397,486	—
Total indebtedness	3,641,629	3,743,286
Accrued liabilities and other	513,805	592,774
Liabilities related to assets held for sale	—	85,775
Total liabilities	4,155,434	4,421,835

Commitments and contingencies (Note 6)

Preferred noncontrolling interests in AIR Operating Partnership	77,143	79,370

Equity:
Perpetual Preferred Stock	2,000	2,129
Common Stock, $0.01 par value, 1,021,175,000 shares authorized at December 31, 2022 and December 31, 2021, and 149,086,548 and 156,998,367 shares issued/outstanding at December 31, 2022 and December 31, 2021, respectively	1,491	1,570
Additional paid-in capital	3,436,635	3,763,105
Accumulated other comprehensive income	43,562	—
Distributions in excess of earnings	(1,327,271)	(1,953,779)
Total AIR equity	2,156,417	1,813,025
Noncontrolling interests in consolidated real estate partnerships	(78,785)	(70,883)
Common noncontrolling interests in AIR Operating Partnership	241,674	197,013
Total equity	2,319,306	1,939,155
Total liabilities, preferred noncontrolling interests in AIR Operating Partnership, and equity	$6,551,883	$6,440,360

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands, except per share data)

	2022	2021	2020
REVENUES
Rental and other property revenues	$764,192	$733,483	$719,556
Other revenues	9,531	7,370	—
Total revenues	773,723	740,853	719,556

EXPENSES
Property operating expenses	261,264	268,101	249,036
Depreciation and amortization	350,945	319,742	320,943
General and administrative expenses	24,939	18,585	46,377
Provision for real estate impairment loss	—	—	47,281
Other expenses, net	9,073	27,220	73,860
	646,221	633,648	737,497

Interest income	50,264	58,651	12,374
Interest expense	(116,459)	(129,467)	(147,035)
Loss on extinguishment of debt	(23,636)	(156,707)	(13,324)
Gain on dispositions of real estate and derecognition of leased properties	939,806	594,861	119,215
Mezzanine investment income, net	—	—	27,576
Loss from unconsolidated real estate partnerships	(3,504)	(565)	—
Income (loss) from continuing operations before income tax (expense) benefit and discontinued operations	973,973	473,978	(19,135)
Income tax (expense) benefit	(3,923)	5,246	(95,437)
Income (loss) from continuing operations	970,050	479,224	(114,572)
Income from discontinued operations, net of tax	—	—	11,228
Net income (loss)	970,050	479,224	(103,344)

Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(458)	3,243	798
Net income attributable to preferred noncontrolling interests in AIR Operating Partnership	(6,388)	(6,413)	(7,019)
Net (income) loss attributable to common noncontrolling interests in AIR Operating Partnership	(58,772)	(28,433)	5,438
Net income attributable to noncontrolling interests	(65,618)	(31,603)	(783)
Net income (loss) attributable to AIR	904,432	447,621	(104,127)
Net income attributable to AIR preferred stockholders	(172)	(181)	—
Net income attributable to participating securities	(618)	(316)	(202)
Net income (loss) attributable to AIR common stockholders	$903,642	$447,124	$(104,329)

Earnings (loss) per common share – basic
Income (loss) from continuing operations attributable to AIR per common share	$5.86	$2.90	$(0.94)
Income from discontinued operations attributable to AIR per common share	—	—	0.09
Net income (loss) attributable to AIR common stockholders per share – basic	$5.86	$2.90	$(0.85)

Earnings (loss) per common share – diluted
Income (loss) from continuing operations attributable to AIR per common share	$5.81	$2.89	$(0.94)
Income from discontinued operations attributable to AIR per common share	—	—	0.09
Net income (loss) attributable to AIR common stockholders per share – diluted	$5.81	$2.89	$(0.85)

Weighted-average common shares outstanding – basic	154,093	154,135	122,446
Weighted-average common shares outstanding – diluted	156,587	154,503	122,446

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)

	2022	2021	2020
Net income (loss)	$970,050	$479,224	$(103,344)
Unrealized gains on derivative instruments	47,049	—	—
Reclassification of interest rate derivative losses to net income	273	—	—
Reclassification of unrealized losses on available for sale debt securities	—	(3,251)	(1,236)
Comprehensive income (loss)	1,017,372	475,973	(104,580)
Comprehensive income attributable to noncontrolling interests	(69,378)	(31,391)	(703)
Comprehensive income (loss) attributable to AIR	$947,994	$444,582	$(105,283)

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands, except share data)

	Perpetual Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income	Distributions in Excess of Earnings	Total AIR Equity	Consolidated Real Estate Partnerships	AIR Operating Partnership	Total Equity
Balances at December 31, 2019	—	$—	120,242,385	$1,202	$3,497,654	$4,195	$(1,722,402)	$1,780,649	$(3,296)	$83,442	$1,860,795
Repurchases of Common Stock	—	—	(188,727)	(2)	(10,002)	—	—	(10,004)	—	—	(10,004)
Issuance of Preferred Stock	20	2,000	—	—	—	—	—	2,000	—	—	2,000
Issuance costs	—	—	—	—	(305)	—	—	(305)	—	—	(305)
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(2,642)	(2,642)
Conversion of AIR Operating Partnership units	—	—	128,361	3	5,136	—	—	5,139	—	(5,139)	—
Amortization of share-based compensation cost	—	—	19,945	—	4,900	—	—	4,900	—	4,341	9,241
Effect of changes in ownership of consolidated entities	—	—	—	—	494,589	—	—	494,589	(61,320)	5,201	438,470
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	4,701	—	4,701
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(277)	(277)	—	—	(277)
Change in other comprehensive loss	—	—	—	—	—	(1,156)	—	(1,156)	—	(80)	(1,236)
Net loss	—	—	—	—	—	—	(104,127)	(104,127)	(379)	(5,438)	(109,944)
Common Stock dividends	—	—	—	—	—	—	(304,992)	(304,992)	—	—	(304,992)
Common Stock issued in special dividend	—	—	28,628,500	286	(286)	—	—	—	—	—	—
Distributions to Aimco for the business separation	—	—	—	—	(559,753)	—	—	(559,753)	(103)	—	(559,856)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,682)	(16,500)	(18,182)
Other, net	—	—	30,572	—	188	—	—	188	136	—	324
Balances at December 31, 2020	20	$2,000	148,861,036	$1,489	$3,432,121	$3,039	$(2,131,798)	$1,306,851	$(61,943)	$63,185	$1,308,093
Issuance of Common Stock	—	—	7,825,000	79	342,391	—	—	342,470	—	—	342,470
Issuance of Preferred Stock	125	129	—	—	—	—	—	129	—	—	129
Issuance costs	—	—	—	—	(486)	—	—	(486)	—	—	(486)
Issuance of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	121,557	121,557
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(17,827)	(17,827)
Conversion of AIR Operating Partnership units	—	—	170,820	1	8,332	—	—	8,333	—	(8,333)	—
Amortization of share-based compensation cost	—	—	33,000	—	3,771	—	—	3,771	—	3,884	7,655
Effect of changes in ownership of consolidated entities	—	—	—	—	(21,312)	—	—	(21,312)	—	21,312	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	7,458	—	7,458
Change in other comprehensive loss	—	—	—	—	—	(3,039)	—	(3,039)	—	(212)	(3,251)
Net income (loss)	—	—	—	—	—	—	447,621	447,621	(3,243)	28,433	472,811
Common Stock dividends	—	—	—	—	—	—	(269,385)	(269,385)	—	—	(269,385)
Preferred Stock dividends	—	—	—	—	—	—	(179)	(179)	—	—	(179)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12,913)	(15,216)	(28,129)
Other, net	—	—	108,511	1	(1,712)	—	(38)	(1,749)	(242)	230	(1,761)
Balances at December 31, 2021	145	$2,129	156,998,367	$1,570	$3,763,105	$—	$(1,953,779)	$1,813,025	$(70,883)	$197,013	$1,939,155
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(11,174)	(11,174)
Repurchase of Common Stock, net	—	—	(8,020,139)	(80)	(316,630)	—	—	(316,710)	—	—	(316,710)
Conversion of AIR Operating Partnership units	—	—	3,116	—	119	—	—	119	—	(119)	—
Amortization of share-based compensation cost	—	—	—	—	4,270	—	—	4,270	—	3,696	7,966
Effect of changes in ownership of consolidated entities	—	—	—	—	(7,791)	—	—	(7,791)	—	7,791	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	9,206	—	9,206
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	—	—	(5,529)	—	—	(5,529)	120	—	(5,409)
Change in other comprehensive income	—	—	—	—	—	43,562	—	43,562	—	3,760	47,322
Net income	—	—	—	—	—	—	904,432	904,432	458	58,772	963,662
Common Stock dividends	—	—	—	—	—	—	(277,639)	(277,639)	—	—	(277,639)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(17,623)	(17,821)	(35,444)
Other, net	(125)	(129)	105,204	1	(909)	—	(285)	(1,322)	(63)	(244)	(1,629)
Balances at December 31, 2022	20	$2,000	149,086,548	$1,491	$3,436,635	$43,562	$(1,327,271)	$2,156,417	$(78,785)	$241,674	$2,319,306

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$970,050	$479,224	$(103,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	350,945	319,742	320,943
Provision for real estate impairment loss	—	—	47,281
Loss on extinguishment of debt	23,636	156,707	—
Gain on dispositions of real estate and derecognition of leased properties	(939,806)	(594,861)	(119,215)
Income tax expense (benefit)	3,923	(5,246)	95,437
Other, net	10,658	14,590	15,147
Discontinued operations:
Depreciation and amortization	—	—	72,729
Income tax benefit	—	—	(7,939)
Other non-cash adjustments, net	—	—	819
Net changes in operating assets and operating liabilities:
Accounts receivable and other assets, net	27,864	(19,646)	(57,881)
Accounts payable, accrued liabilities and other	(26,713)	(17,554)	12,672
Total adjustments	(549,493)	(146,268)	379,993
Net cash provided by operating activities	420,557	332,956	276,649
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(861,320)	(364,055)	(4,353)
Capital expenditures	(192,404)	(174,499)	(346,914)
Proceeds from dispositions of real estate	1,209,241	915,926	159,422
Purchases of corporate assets	(13,940)	(5,171)	(17,328)
Proceeds from repayment of note receivable	534,127	—	—
Proceeds from investments in debt securities	—	100,852	—
Other investing activities	(25,447)	5,229	(29,326)
Discontinued operations:
Purchases of real estate and deposits related to purchases of real estate	—	—	(92,485)
Capital expenditures	—	—	(19,015)
Net cash provided by (used in) investing activities	650,257	478,282	(349,999)

t

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)

	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	54,156	—	643,756
Principal repayments on non-recourse property debt of continuing operations	(449,535)	(1,492,446)	(772,935)
Proceeds from term loans	—	1,150,000	350,000
Repayment of term loan	(350,000)	(350,000)	—
Net borrowings on (repayments of) revolving credit facility	159,205	36,756	(9,400)
Payment of debt extinguishment costs	(22,680)	(149,725)	(14,831)
Cash distributed to Aimco in Separation	—	—	(257,296)
Proceeds from issuance of unsecured notes payable	400,000	—	—
Proceeds from the issuance of Common Stock	—	342,470	—
Repurchases of Common Stock	(316,710)	—	(10,004)
Payment of dividends to holders of Common Stock	(277,551)	(269,601)	(304,992)
Payment of distributions to common noncontrolling interests	(35,472)	(28,170)	(18,455)
Redemptions of noncontrolling interests in the AIR Operating Partnership	(13,394)	(17,905)	(20,259)
Contribution from noncontrolling interests in consolidated real estate partnerships	9,206	7,458	456,675
Discontinued operations:
Principal repayments on non-recourse property debt	—	—	(44,193)
Other financing activities	(19,395)	(20,794)	(24,103)
Net cash used in financing activities	(862,170)	(791,957)	(26,037)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	208,644	19,281	(99,387)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF DISCONTINUED OPERATIONS	—	—	6,326
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF CONTINUING OPERATIONS	208,644	19,281	(93,061)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	92,761	73,480	166,541
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$301,405	$92,761	$73,480

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)

	2022	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$114,340	$130,202	$145,000
Cash paid for income taxes	$5,528	$6,763	$12,168
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with the acquisition of real estate	$—	$259,248	$—
Real estate tax liability assumed in connection with the acquisition of real estate	$802	$—	$—
Issuance of common OP Units in connection with acquisition of real estate	$—	$121,557	$—
Other non-cash transactions:
Assets, net of liabilities distributed to Aimco	$—	$—	$559,753
Other liabilities incurred in the Separation, net	$—	$7,541	$5,506
Recognition of right-of-use lease assets	$80,651	$—	$9,667
Recognition of lease liabilities	$80,651	$—	$9,667
Accrued capital expenditures (at end of period)	$10,701	$9,732	$31,323
Accrued dividends on TSR restricted stock and LTIP awards (at end of period)	$1,131	$1,070	$1,327

See notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and the Board of Directors of Apartment Income REIT, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apartment Income REIT, L.P. (the "Partnership") as of December 31, 2022 and 2021, the related consolidated statement of operations, comprehensive income (loss), partners' capital and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Partnership's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate— Refer to Notes 2 and 3 to the financial statements

The Partnership has real estate with a net carrying value of $5.6 billion as of December 31, 2022. Upon the acquisition of real estate, the Partnership allocates the cost of apartment communities acquired based on the relative fair value of the assets acquired and liabilities assumed. Upon disposition, the related assets and liabilities are derecognized, and the gain or loss on disposition is recognized as the difference between the carrying amount of those assets and liabilities and the value of consideration received. Real estate is individually evaluated for impairment when conditions exist, which includes assumptions regarding the expected hold period, that may indicate the carrying amount of an asset may not be recoverable. An apartment community is classified as held for sale when all relevant criteria for a plan of sale have been met.

Given management’s (1) judgments and assumptions used to determine purchase price allocation based on the relative fair value of the assets acquired and liabilities assumed, (2) evaluation of gain or loss on disposition, (3) evaluation of possible impairment indicators of real estate, including the evaluation of the expected hold period, and (4) application of held for sale criteria, performing audit procedures to evaluate real estate was challenging and required an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate included the following, among others:

• We tested the effectiveness of relevant controls over real estate, including management’s controls over the acquisition, disposition, classification, and analysis of impairment indicators of its apartment communities.

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

• For all apartment communities disposed of during the year, we evaluated the terms and conditions of the sales contracts to assess whether the sale was properly recorded, including the removal of assets from the accounting records and related gain or loss on disposition.

• We evaluated management’s impairment analysis by assessing real estate assets for possible indications of impairment, including inquiring with management, searching for adverse asset-specific and/or market conditions, and evaluating the information included in the Partnership’s evaluation of impairment indicators.

• For any apartment communities being considered for disposition, or that were evaluated by management against the criteria to be classified as held for sale as of December 31, 2022, we further evaluated whether the change in the estimated holding period for these communities resulted in impairment losses by comparing the estimated fair value, which includes the estimated selling price, to the carrying amount of the apartment communities.

• We evaluated all apartment communities being considered for disposition within one year after December 31, 2022 as to whether these apartment communities met the criteria to be classified as held for sale as of December 31, 2022 through inquiring with management, inspection of minutes of the Board of Directors, inspection of any purchase and sale agreements executed subsequent to December 31, 2022, earnings calls, analyst reports, other communications to investors and any other indicators that management intends to dispose of any real estate in the near-term.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

February 28, 2023

We have served as the Partnership's auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of

Apartment Income REIT, L.P.

Opinion on the Financial Statements

We have audited the consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows of Apartment Income REIT, L.P. (the Partnership) for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

February 28, 2023

APARTMENT INCOME REIT, L.P.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2022 and 2021

(In thousands)

	2022	2021
ASSETS
Buildings and improvements	$6,784,965	$5,720,267
Land	1,291,429	1,164,814
Total real estate	8,076,394	6,885,081
Accumulated depreciation	(2,449,883)	(2,284,793)
Net real estate	5,626,511	4,600,288
Cash and cash equivalents	95,797	67,320
Restricted cash	205,608	25,441
Note receivable from Aimco	—	534,127
Leased real estate assets	10,358	466,355
Goodwill	32,286	32,286
Other assets, net	581,323	568,051
Assets held for sale	—	146,492
Total assets	$6,551,883	$6,440,360

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt, net	$1,985,430	$2,294,739
Term loans, net	796,713	1,144,547
Revolving credit facility borrowings	462,000	304,000
Unsecured notes payable, net	397,486	—
Total indebtedness	3,641,629	3,743,286
Accrued liabilities and other	513,805	592,774
Liabilities related to assets held for sale	—	85,775
Total liabilities	4,155,434	4,421,835

Commitments and contingencies (Note 6)

Redeemable preferred units	77,143	79,370

Partners’ capital:
Preferred units	2,000	2,129
General Partner and Special Limited Partner	2,154,417	1,810,896
Limited Partners	241,674	197,013
Partners’ capital attributable to the AIR Operating Partnership	2,398,091	2,010,038
Noncontrolling interests in consolidated real estate partnerships	(78,785)	(70,883)
Total partners’ capital	2,319,306	1,939,155
Total liabilities, redeemable preferred units, and partners’ capital	$6,551,883	$6,440,360

See notes to the consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands, except per unit data)

	2022	2021	2020
REVENUES
Rental and other property revenues	$764,192	$733,483	$719,556
Other revenues	9,531	7,370	—
Total revenues	773,723	740,853	719,556

EXPENSES
Property operating expenses	261,264	268,101	249,036
Depreciation and amortization	350,945	319,742	320,943
General and administrative expenses	24,939	18,585	46,377
Provision for real estate impairment loss	—	—	47,281
Other expenses, net	9,073	27,220	73,860
	646,221	633,648	737,497

Interest income	50,264	58,651	12,374
Interest expense	(116,459)	(129,467)	(147,035)
Loss on extinguishment of debt	(23,636)	(156,707)	(13,324)
Gain on dispositions of real estate and derecognition of leased properties	939,806	594,861	119,215
Mezzanine investment income, net	—	—	27,576
Loss from unconsolidated real estate partnerships	(3,504)	(565)	—
Income (loss) from continuing operations before income tax (expense) benefit and discontinued operations	973,973	473,978	(19,135)
Income tax (expense) benefit	(3,923)	5,246	(95,437)
Income (loss) from continuing operations	970,050	479,224	(114,572)
Income from discontinued operations, net of tax	—	—	11,228
Net income (loss)	970,050	479,224	(103,344)
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(458)	3,243	798
Net income (loss) attributable to the AIR Operating Partnership	969,592	482,467	(102,546)
Net income attributable to the AIR Operating Partnership’s preferred unitholders	(6,560)	(6,594)	(7,019)
Net income attributable to participating securities	(618)	(316)	(202)
Net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$962,414	$475,557	$(109,767)

Earnings (loss) per common unit - basic
Income (loss) from continuing operations attributable to the AIR Operating Partnership per common unit	$5.86	$2.92	$(0.94)
Income from discontinued operations attributable to the AIR Operating Partnership per common unit	—	—	0.09
Net income (loss) attributable to the AIR Operating Partnership common unitholders per unit – basic	$5.86	$2.92	$(0.85)

Earnings (loss) per common unit - diluted
Income (loss) from continuing operations attributable to the AIR Operating Partnership per common unit	$5.81	$2.92	$(0.94)
Income from discontinued operations attributable to the AIR Operating Partnership per common unit	—	—	0.09
Net income (loss) attributable to the AIR Operating Partnership common unitholders per unit – diluted	$5.81	$2.92	$(0.85)

Weighted-average common units outstanding – basic	164,141	162,739	128,775
Weighted-average common units outstanding – diluted	166,635	163,108	128,775

See notes to the consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)

	2022	2021	2020
Net income (loss)	$970,050	$479,224	$(103,344)
Unrealized gains on derivative instruments	47,049	—	—
Reclassification of interest rate derivative losses to net income	273	—	—
Reclassification of unrealized losses on available for sale debt securities	—	(3,251)	(1,236)
Comprehensive income (loss)	1,017,372	475,973	(104,580)
Comprehensive (income) loss attributable to noncontrolling interests	(458)	3,243	798
Comprehensive income (loss) attributable to the AIR Operating Partnership	$1,016,914	$479,216	$(103,782)

See notes to the consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2019	$—	$1,780,649	$83,442	$1,864,091	$(3,296)	$1,860,795
Repurchases of common partnership units	—	(10,004)	—	(10,004)	—	(10,004)
Issuance of Preferred Stock	2,000	—	—	2,000	—	2,000
Issuance costs	—	(305)	—	(305)	—	(305)
Redemption of common partnership units	—	—	(2,642)	(2,642)	—	(2,642)
Conversion of common partnership units	—	5,139	(5,139)	—	—	—
Amortization of share-based compensation cost	—	4,900	4,341	9,241	—	9,241
Effect of changes in ownership of consolidated entities	—	494,589	5,201	499,790	(61,320)	438,470
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	4,701	4,701
Cumulative effect of a change in accounting principle	—	(277)	—	(277)	—	(277)
Change in other comprehensive loss	—	(1,156)	(80)	(1,236)	—	(1,236)
Net loss	—	(104,127)	(5,438)	(109,565)	(379)	(109,944)
Distributions to common unitholders	—	(304,992)	—	(304,992)	—	(304,992)
Distributions to Aimco for the business separation	—	(559,753)	—	(559,753)	(103)	(559,856)
Distributions to noncontrolling interests	—	—	(16,500)	(16,500)	(1,682)	(18,182)
Other, net	—	188	—	188	136	324
Balances at December 31, 2020	$2,000	$1,304,851	$63,185	$1,370,036	$(61,943)	$1,308,093
Issuance of common partnership units to AIR, net	—	342,470	—	342,470	—	342,470
Issuance of Preferred Stock	129	—	—	129	—	129
Issuance costs	—	(486)	—	(486)	—	(486)
Issuance of common partnership units	—	—	121,557	121,557	—	121,557
Redemption of common partnership units	—	—	(17,827)	(17,827)	—	(17,827)
Conversion of common partnership units	—	8,333	(8,333)	—	—	—
Amortization of share-based compensation cost	—	3,771	3,884	7,655	—	7,655
Effect of changes in ownership of consolidated entities	—	(21,312)	21,312	—	—	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	7,458	7,458
Change in other comprehensive loss	—	(3,039)	(212)	(3,251)	—	(3,251)
Net income (loss)	—	447,621	28,433	476,054	(3,243)	472,811
Distributions to common unitholders	—	(269,385)	—	(269,385)	—	(269,385)
Distributions to preferred unitholders	—	(179)	—	(179)	—	(179)
Distributions to noncontrolling interests	—	—	(15,216)	(15,216)	(12,913)	(28,129)
Other, net	—	(1,749)	230	(1,519)	(242)	(1,761)
Balances at December 31, 2021	$2,129	$1,810,896	$197,013	$2,010,038	$(70,883)	$1,939,155
Redemption of common partnership units	—	—	(11,174)	(11,174)	—	(11,174)
Repurchase of common partnership units	—	(316,710)	—	(316,710)	—	(316,710)
Conversion of common partnership units	—	119	(119)	—	—	—
Amortization of share-based compensation cost	—	4,270	3,696	7,966	—	7,966
Effect of changes in ownership of consolidated entities	—	(7,791)	7,791	—	—	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	9,206	9,206
Purchase of noncontrolling interests in consolidated real estate partnerships	—	(5,529)	—	(5,529)	120	(5,409)
Change in other comprehensive income	—	43,562	3,760	47,322	—	47,322
Net income	—	904,432	58,772	963,204	458	963,662
Distributions to common unitholders	—	(277,639)	(17,821)	(295,460)	—	(295,460)
Distributions to noncontrolling interests	—	—	—	—	(17,623)	(17,623)
Other, net	(129)	(1,193)	(244)	(1,566)	(63)	(1,629)
Balances at December 31, 2022	$2,000	$2,154,417	$241,674	$2,398,091	$(78,785)	$2,319,306

See notes to the consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$970,050	$479,224	$(103,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	350,945	319,742	320,943
Provision for real estate impairment loss	—	—	47,281
Loss on extinguishment of debt	23,636	156,707	—
Gain on dispositions of real estate and derecognition of leased properties	(939,806)	(594,861)	(119,215)
Income tax expense (benefit)	3,923	(5,246)	95,437
Other, net	10,658	14,590	15,147
Discontinued operations:
Depreciation and amortization	—	—	72,729
Income tax benefit	—	—	(7,939)
Other non-cash adjustments, net	—	—	819
Net changes in operating assets and operating liabilities:
Accounts receivable and other assets, net	27,864	(19,646)	(57,881)
Accounts payable, accrued liabilities and other	(26,713)	(17,554)	12,672
Total adjustments	(549,493)	(146,268)	379,993
Net cash provided by operating activities	420,557	332,956	276,649
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(861,320)	(364,055)	(4,353)
Capital expenditures	(192,404)	(174,499)	(346,914)
Proceeds from dispositions of real estate	1,209,241	915,926	159,422
Purchases of corporate assets	(13,940)	(5,171)	(17,328)
Proceeds from repayment of note receivable	534,127	—	—
Proceeds from investments in debt securities	—	100,852	—
Other investing activities	(25,447)	5,229	(29,326)
Discontinued operations:
Purchases of real estate and deposits related to purchases of real estate	—	—	(92,485)
Capital expenditures	—	—	(19,015)
Net cash provided by (used in) investing activities	650,257	478,282	(349,999)

See notes to the consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)

	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	54,156	—	643,756
Principal repayments on non-recourse property debt of continuing operations	(449,535)	(1,492,446)	(772,935)
Proceeds from term loans	—	1,150,000	350,000
Repayment of term loan	(350,000)	(350,000)	—
Net borrowings on (repayments of) revolving credit facility	159,205	36,756	(9,400)
Payment of debt extinguishment costs	(22,680)	(149,725)	(14,831)
Cash distributed to Aimco in Separation	—	—	(257,296)
Proceeds from issuance of unsecured notes payable	400,000	—	—
Proceeds from the issuance of Common Stock	—	342,470	—
Repurchases of common partnership units held by General Partner and Special Limited Partner	(316,710)	—	(10,004)
Payment of distributions General Partner and Special Limited Partner	(277,551)	(269,601)	(304,992)
Payment of distributions to Limited Partners	(17,849)	(15,257)	(16,667)
Payment of distributions to noncontrolling interests	(17,623)	(12,913)	(1,788)
Redemption of common and preferred units	(13,394)	(17,905)	(20,259)
Contribution from noncontrolling interests in consolidated real estate partnerships	9,206	7,458	456,675
Discontinued operations:
Principal repayments on non-recourse property debt	—	—	(44,193)
Other financing activities	(19,395)	(20,794)	(24,103)
Net cash used in financing activities	(862,170)	(791,957)	(26,037)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	208,644	19,281	(99,387)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF DISCONTINUED OPERATIONS	—	—	6,326
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH OF CONTINUING OPERATIONS	208,644	19,281	(93,061)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	92,761	73,480	166,541
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$301,405	$92,761	$73,480

See notes to the consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)

	2022	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$114,340	$130,202	$145,000
Cash paid for income taxes	$5,528	$6,763	$12,168
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with the acquisition of real estate	$—	$259,248	$—
Real estate tax liability assumed in connection with the acquisition of real estate	$802	$—	$—
Issuance of common OP Units in connection with acquisition of real estate	$—	$121,557	$—
Other non-cash transactions:
Assets, net of liabilities distributed to Aimco	$—	$—	$559,753
Other liabilities incurred in the Separation, net	$—	$7,541	$5,506
Recognition of right-of-use lease assets	$80,651	$—	$9,667
Recognition of lease liabilities	$80,651	$—	$9,667
Accrued capital expenditures (at end of period)	$10,701	$9,732	$31,323
Accrued dividends on TSR restricted stock and LTIP awards (at end of period)	$1,131	$1,070	$1,327

See notes to the consolidated financial statements.

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

As used herein, and except where the context otherwise requires, “partnership” refers to a limited partnership or a limited liability company and “partner” refers to a partner in a limited partnership or a member of a limited liability company. Interests in the AIR Operating Partnership that are held by limited partners other than AIR are reflected in AIR’s accompanying consolidated balance sheets as noncontrolling interests in the AIR Operating Partnership. Interests in partnerships consolidated by the AIR Operating Partnership that are held by third parties are reflected in AIR’s and AIR Operating Partnership’s accompanying consolidated balance sheets as noncontrolling interests in consolidated real estate partnerships.

Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership, and their consolidated subsidiaries, collectively.

Reclassifications and Revisions

Certain prior period balances in the consolidated statements of cash flows have been combined to conform to current period presentation. These changes had no impact on net income, cash flows, stockholders’ equity or partners’ capital previously reported.

On December 15, 2020, Aimco completed the separation of its business into two separate and distinct, publicly traded companies, AIR and Aimco (the “Separation”). Notwithstanding the legal form of the Separation, for accounting and financial reporting purposes, Aimco is presented as being spun-off from AIR. This presentation is in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and is due primarily to the relative significance of AIR’s business, as measured in terms of revenues, net income, assets, and other relevant indicators, as compared to Aimco before the Separation. Therefore, AIR is considered the divesting entity and treated as the accounting spinnor, and Aimco is presented as the predecessor for AIR’s financial statements. Unless otherwise stated, financial results prior to the Separation on December 15, 2020 include the financial results of Aimco.

The financial results attributable to the apartment communities retained by Aimco in the Separation are presented as discontinued operations. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations. Please refer to Note 14 for further details regarding our discontinued operations.

Organization and Business

AIR is a self-administered and self-managed REIT. AIR owns, through its wholly-owned subsidiaries, all of the common equity, the general partner interest, and special limited partner interest in AIR Operating Partnership. AIR Operating Partnership conducts all of the business of AIR, which is focused on the ownership of stabilized multi-family properties located in top markets including eight important geographic concentrations: Boston; Philadelphia; Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego.

We own and operate a portfolio of apartment communities, diversified by both geography and price point, in 10 states and the District of Columbia. As of December 31, 2022, our portfolio included 74 apartment communities with 25,301 apartment homes, in which we held an average ownership of approximately 88%. We also have one land parcel and one indirect land interest that we lease to third parties. Any references to the number of apartment communities and homes, square footage, or occupancy percentage in these notes to our consolidated financial statements are unaudited.

Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of December 31, 2022, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 162,038,925 common OP Units outstanding. As of December 31, 2022, AIR owned 149,086,548 of the common OP Units of the AIR Operating Partnership and AIR had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock. AIR’s ownership of the total common OP Units outstanding represents a 92.0% legal interest in the AIR Operating Partnership and a 93.8% economic interest.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate variable interest entities (“VIE”), in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of December 31, 2022 and 2021, AIR consolidated seven and 11 VIEs, respectively, including the AIR Operating Partnership.

Real Estate

Acquisitions

Upon the acquisition of real estate, we determine whether the purchase qualifies as an asset acquisition or meets the definition of an acquisition of a business. We generally recognize the acquisition of apartment communities or interests in partnerships that own communities at our cost, including the related transaction costs, as asset acquisitions.

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

For the years ended December 31, 2022, 2021, and 2020, we capitalized to buildings and improvements $1.5 million, $2.4 million, and $13.7 million of interest costs, respectively, and $16.6 million, $10.3 million, and $33.0 million of other direct and indirect costs, respectively.

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

Impairment

Real estate and other long-lived assets to be held and used are individually evaluated for impairment when conditions exist that may indicate the carrying amount of a long-lived asset may not be recoverable. We use the held for sale impairment model for properties classified as held for sale, whereby an impairment charge is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. If an impairment indicator exists, we compare the asset’s expected future undiscounted cash flows to its current carrying value to assess whether impairment measurement is necessary. Upon determination that an impairment has occurred, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the real estate and other long-lived assets. During 2020, we recognized an impairment loss on real estate of $47.3 million. We did not recognize any such impairment during the years ended December 31, 2022 and 2021.

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

Restricted Cash

As of December 31, 2022, restricted cash primarily consists of cash deposited into 1031 exchange accounts in connection with tax-deferred exchange transactions that was released in conjunction with the Southgate Towers acquisition in January 2023, capital replacement reserves, completion repair reserves, bond sinking fund amounts, real estate tax, insurance escrow accounts held by lenders, and resident security deposits.

Sales-Type Lease Arrangements

During 2021, we entered into leases of existing properties with Aimco, which were accounted for as sales-type leases in accordance with Accounting Standards Codification Topic 842, Leases (“ASC 842”), with terms ranging from 10 to 25 years. As of December 31, 2021, we had assets recorded reflecting our net investment in such leased properties totaling $466 million.

During the third quarter of 2022, we canceled the existing sales-type leases. Please refer to Note 3 for further information regarding the lease cancellation.

Goodwill

As of December 31, 2022 and 2021, goodwill associated with our reportable segments totaled $32.3 million. In connection with the Separation during 2020, we allocated goodwill in the amount of $5.5 million that was attributable to the properties retained by Aimco, with an offsetting amount recognized in additional paid in capital. Annually, or when an interim triggering event occurs, we perform an impairment test of goodwill by evaluating qualitative factors and quantitative factors, if necessary, to determine the likelihood that goodwill may be impaired. As a result of our annual impairment test, we determined that our goodwill was not impaired during the years ended December 31, 2022, 2021, and 2020.

Other Assets, net

As of December 31, 2022 and 2021, other assets, net was comprised of the following amounts (in thousands):

	2022	2021
Mezzanine investment	$158,726	$337,800
Right-of-use lease assets	126,020	53,425
Other receivables, net	69,944	40,675
Other	226,633	136,151
Total other assets, net	$581,323	$568,051

Accrued Liabilities and Other

As of December 31, 2022 and 2021, accrued liabilities and other was comprised of the following amounts (in thousands):

	2022	2021
Mezzanine liability	$158,726	$337,800
Accrued expenses	225,888	161,321
Other	129,191	93,653
Total accrued liabilities and other	$513,805	$592,774

Investments in Unconsolidated Real Estate Partnerships

We may own general and limited partner interests in partnerships that either directly, or through interests in other real estate partnerships, own apartment communities. We generally account for investments in real estate partnerships that we do not consolidate under the equity method. Under the equity method, we recognize our share of the earnings or losses of the entity for the periods presented, inclusive of our share of any impairments and disposition gains or losses recognized by and related to such entities, and we present such amounts within income from unconsolidated real estate partnerships in our consolidated statements of operations. Investments in unconsolidated real estate partnerships are included in other assets, net, in our consolidated balance sheets.

Investments in unconsolidated real estate partnerships are reviewed for impairments. An impairment loss is recorded when there is a decline in the fair value below the carrying value and we conclude such decline is other-than-temporary. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. We determine the fair value of investments in unconsolidated real estate partnerships using valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, our experience in leasing similar communities, and current plans. We recognized no such impairments for any of the years ended December 31, 2022, 2021, and 2020.

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

Changes in our ownership interest in consolidated real estate partnerships generally consist of our purchase of an additional interest in or the sale of our entire or partial interest in a consolidated real estate partnership. The effect on our equity and partners’ capital of our purchase of additional interests in consolidated real estate partnerships during the years ended December 31, 2022, 2021, and 2020, is shown in our consolidated statements of equity and partners’ capital. The effect on our equity and partners’ capital of sales of consolidated real estate or sales of our entire interest in consolidated real estate partnerships is reflected in our consolidated statements of operations as gains or losses on dispositions of real estate and accordingly the effect on our equity and partners’ capital is reflected within the amount of net income allocated to us and to noncontrolling interests. Upon our deconsolidation of a real estate partnership following the sale of our partnership interests or liquidation of the partnership following sale of the related apartment community, we derecognize any remaining noncontrolling interest of the associated partnership previously recorded in our consolidated balance sheets.

Noncontrolling Interests in the AIR Operating Partnership

Noncontrolling interests in the AIR Operating Partnership consist of common OP Units and preferred OP Units and are reflected in AIR’s accompanying consolidated balance sheets as noncontrolling interests in AIR Operating Partnership. Holders of preferred OP Units participate in the AIR Operating Partnership’s income or loss only to the extent of their preferred distributions. Within AIR’s consolidated financial statements, after provision for preferred OP Unit distributions, the AIR Operating Partnership’s income or loss is allocated to the holders of common OP Units based on the weighted-average number of common OP Units (including those held by AIR) outstanding during the period. During the years ended December 31, 2022, 2021, and 2020, the holders of common OP Units (excluding those held by AIR) had a weighted-average economic ownership interest in the AIR Operating Partnership of 6.25%, 6.07%, and 5.07%, respectively. Please refer to Note 8 for further information regarding the items comprising noncontrolling interests in the AIR Operating Partnership. Substantially all of the assets and liabilities of AIR are those of the AIR Operating Partnership.

Revenue from Leases

We are a lessor primarily for residential leases. Our operating leases with residents may also provide that the resident reimburse us for certain costs, primarily the resident’s share of utilities expenses, incurred by the apartment community. These reimbursements represent revenue attributable to nonlease components for which the timing and pattern of recognition is the same as the revenue for the lease components. We use the practical expedient that allows us to account for the lease and nonlease components as a single component. Reimbursement and related expense are presented on a gross basis in our consolidated statements of operations, with the reimbursement included in rental and other property revenues attributable to real estate in our consolidated statements of operations. We recognize rental revenue attributed to lease components, net of any concessions, on a straight-line basis over the term of the lease.

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

Share-Based Compensation

We issue various forms of share-based compensation, including stock options and restricted stock awards with service conditions or market conditions. We recognize share-based employee compensation based on the fair value on the grant date and recognize compensation cost over the awards’ requisite service periods. We reduce compensation cost related to forfeited awards in the period of forfeiture. Please refer to Note 9 for further discussion of our share-based compensation.

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

For our TRS entities, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for United States federal income tax purposes, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine, based on available evidence, that it is more likely than not that the assets will not be realized. We recognize the tax consequences associated with intercompany transfers between the AIR Operating Partnership and TRS entities when such transactions occur. Please refer to Note 10 for further information about our income taxes.

Earnings per Share and Unit

AIR and the AIR Operating Partnership calculate earnings per share and unit, respectively, based on the weighted-average number of shares of Common Stock or common OP units, participating securities, Common Stock or common unit equivalents, and dilutive convertible securities outstanding during the period. The AIR Operating Partnership considers both common OP units and equivalents, which have identical rights to distributions and undistributed earnings, to be common units for purposes of the earnings per unit computations. Please refer to Note 11 for further information regarding earnings per share and unit computations.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Note 3 — Significant Transactions

Apartment Community Acquisitions

During the year ended December 31, 2022, we acquired three apartment communities in South Florida and one in the Washington, D.C. area. Summarized information regarding these acquisitions is set forth in the table below (dollars in thousands):

Number of apartment communities	4
Number of apartment homes	1,351

Purchase price	$640,067
Capitalized transaction costs	7,325
Total consideration	$647,392
Land	$54,825
Building and improvements	576,779
Right-of-use lease asset	80,651
Intangible assets (1)	17,203
Lease liability	(80,651)
Below-market lease liabilities (1)	(613)
Real estate tax liability assumed	(802)
Total consideration	$647,392
(1)
Intangible assets and below-market lease liabilities have a weighted-average term of 2.2 years and 1.4 years, respectively.

Subsequent to the year ended December 31, 2022, we acquired Southgate Towers, a 495 apartment home community located in the South Beach neighborhood of Miami Beach. Total consideration of $298.0 million includes $101.2 million of debt assumed and the issuance of $22.4 million in common OP Units.

Apartment Community Dispositions

Sold apartment communities during the years ended December 31, 2022, 2021, and 2020, are summarized below (dollars in thousands):

	2022	2021	2020
Number of apartment communities sold	18	16	2
Number of apartment homes sold	3,364	1,395	485
Gain on apartment community sales	$939,806	$243,369	$119,215

The apartment communities sold were predominantly located outside of primary markets or in lower-rated locations within primary markets and had average revenues per apartment home significantly below those of our retained portfolio. The apartment communities sold during 2020 were sold by Aimco prior to the Separation.

From time to time we may be marketing for sale certain communities that are inconsistent with our long-term investment strategy. At the end of each reporting period we evaluate whether such communities meet the criteria to be classified as held for sale. As of December 31, 2022, no communities were classified as held for sale.

Lease Cancellation

During 2021, we leased certain properties to Aimco for the purpose of their development, which were accounted for as sales-type leases. In accordance with ASC 842, we recorded a net investment in the leases, equal to the sum of the lease receivable and residual asset, discounted at the rate implicit to the leases. During the years ended December 31, 2022 and 2021, we recognized income of $17.3 million and $26.0 million, respectively, related to these sales-type leases, which is reflected in interest income in our consolidated statements of operations.

On September 1, 2022, we canceled the existing master leases and accordingly, we will not receive any lease payments associated with these sales-type leases going forward. As a result of the cancellation, we now again own these properties. AIR paid $200 million to Aimco for the improvements added during the development period in accordance with the lease agreement.

AIR held a $466 million leased real estate asset on the consolidated balance sheet as of August 31, 2022. The total consideration of the added improvement value payment, leased real estate asset, and related costs were allocated to the underlying assets returned to AIR based on the following allocation (dollars in thousands):

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

Note 4 — Leases

Tenant Lessor Arrangements

The majority of lease payments we receive from our residents are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income included in continuing operations was comprised of the following amounts for all operating leases for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Fixed lease income	$715,060	$685,423	$677,060
Variable lease income	47,358	46,246	43,588
Straight-line rent write-off (1)	—	—	(2,850)
Total lease income	$762,418	$731,669	$717,798
(1)
The onset of COVID-19 and the anticipated economic slowdown resulted in a $2.9 million write-off of accrued straight-line rent during the year ended December 31, 2020.

Generally, our residential leases do not provide extension options and, as of December 31, 2022, have an average remaining term of 8.3 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. As of December 31, 2022, future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows (in thousands):

2023	$451,818
2024	94,241
2025	11,781
2026	9,738
2027	8,834
Thereafter	34,888
Total	$611,300

Lessee Arrangements

We recognize right-of-use assets and related lease liabilities, which are included in other assets, net and accrued liabilities and other, respectively, in our consolidated balance sheets. We estimated the value of the lease liabilities using a discount rate equivalent to the rate we would pay on a secured borrowing with similar terms to the lease.

Substantially all of the payments under our ground and office leases are fixed. We exclude options to extend the lease in our minimum lease terms unless the option is reasonably certain to be exercised. During 2022, we assumed a ground lease for a property acquired in the Washington, D.C. area. Our total lease cost for ground and office leases for the years ended December 31, 2022, 2021, and 2020 was $15.4 million, $5.3 million, and $8.0 million, respectively.

As of December 31, 2022, the ground and office leases have weighted-average remaining terms of 89.0 years and 6.2 years, respectively, and weighted-average discount rates of 6.8% and 3.8%, respectively. As of December 31, 2022, minimum annual rental payments under these operating leases, reconciled to the lease liability included in accrued liabilities and other in our consolidated balance sheets, are as follows (in thousands):

Operating Lease Future Minimum Rent
2023	$7,857
2024	8,053
2025	8,084
2026	8,390
2027	8,344
Thereafter	1,716,754
Total	$1,757,482
Less: Discount	1,622,955
Total lease liability	$134,527

Of the total lease liability as of December 31, 2022, $125.8 million of the balance relates to our ground leases, with the remainder relating to our office leases.

Note 5 — Debt

The following table summarizes our outstanding debt balances as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Secured debt:
Fixed-rate property debt due May 2025 to January 2055 (1)	$1,906,151	$2,217,256
Variable-rate property debt due October 2024 (2)	88,500	88,500
Total non-recourse property debt	1,994,651	2,305,756
Debt issuance costs, net of accumulated amortization	(9,221)	(11,017)
Total non-recourse property debt, net	$1,985,430	$2,294,739

Unsecured debt:
Term loans due December 2023 to April 2026 (2) (3)	800,000	1,150,000
Revolving credit facility borrowings due April 2025 (4)	462,000	304,000
4.58% Notes payable due June 2027 (5)	100,000	—
4.77% Notes payable due June 2029 (5)	100,000	—
4.84% Notes payable due June 2032 (5)	200,000	—
Total unsecured debt	1,662,000	1,454,000
Debt issuance costs, net of accumulated amortization	(5,801)	(5,453)
Total unsecured debt, net	$1,656,199	$1,448,547
Total indebtedness	$3,641,629	$3,743,286
(1)
The stated rates on our fixed-rate property debt are between 2.4% to 5.7%.
(2)
During the second quarter of 2022, we hedged $830 million of our floating rate debt through placement of floating to fixed rate swaps, which have been designated as cash flow hedges. These hedges lock $830 million of floating rate debt at an all in cost of 4.2%.
(3)
The term loans bear interest at a 1-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and a SOFR adjustment of 10 basis points, based on our current credit rating. As of December 31, 2022, the weighted-average interest rate for our term loans, which is fixed via interest rate swaps beginning with the second quarter of 2022, was 4.1%. The term loans mature on the following schedule: $150 million mature on December 15, 2023, with two one-year extension options; $300 million mature on December 15, 2024, with a one-year extension option; $150 million mature on December 15, 2025; and $200 million mature on April 14, 2026.
(4)
On May 2, 2022, we exercised the accordion feature on our revolving credit facility, increasing the revolving credit facility by $400 million to $1.0 billion. As of December 31, 2022, we had capacity to borrow up to $526.9 million under our revolving credit facility after consideration of undrawn letters of credit. The revolving credit facility bears interest at a 1-month Term SOFR plus 0.89%, based on our current credit rating, and a SOFR adjustment of 10 basis points. As of December 31, 2022, the weighted-average interest rate for our revolving credit facility was 5.3%.
(5)
During the second quarter of 2022, we issued three tranches of guaranteed, senior unsecured notes, totaling $400 million. As of December 31, 2022, the weighted-average interest rate for senior unsecured notes was 4.3%.

Subsequent to December 31, 2022, and on a leverage neutral basis, AIR borrowed $320 million using 10-year fixed rate financing, bearing interest at 4.9%. Proceeds were used to refinance a floating rate loan and reduce borrowings by $230 million on our revolving credit facility. This transaction reduced floating rate debt not subject to interest rate caps or swaps to 4%, or

$150 million, and increased our weighted-average maturity by nine months. After this transaction, AIR has no debt maturing before the second quarter of 2025.

As of December 31, 2022, our fixed-rate property debt was secured by 23 apartment communities that had an aggregate net book value of $2.0 billion and our variable-rate property debt was secured by one apartment community that had an aggregate net book value of $171.0 million. Principal and interest on fixed-rate property debt are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. Principal and interest on variable-rate property debt are generally payable in monthly installments with balloon payments due at maturity.

As of December 31, 2022, the scheduled principal amortization and maturity payments for our outstanding debt balances were as follows (in thousands):

	Amortization	Maturities	Total
2023 (1)	$29,362	$—	$29,362
2024 (1)	30,841	88,500	119,341
2025 (1) (2)	29,539	971,323	1,000,862
2026 (1)	24,012	361,950	385,962
2027	21,445	163,098	184,543
Thereafter	186,190	1,288,391	1,474,581
Total	$321,389	$2,873,262	$3,194,651
(1)
Amounts presented above are inclusive of extension options on our terms loans, as outlined above.
(2)
The table above excludes our revolving credit facility due April 2025, which had an outstanding balance of $462 million as of December 31, 2022.

Under our credit agreement and unsecured notes payable, we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. The financial covenants we are required to maintain include a maximum leverage ratio of no greater than 0.60 to 1.00; a fixed charge coverage ratio of no less than 1.50 to 1.00, a maximum secured indebtedness to total assets ratio of no greater than 0.45 to 1.00 through March 31, 2023, and 0.40 to 1.00 thereafter, a maximum unsecured leverage ratio no greater than 0.60 to 1.00, and a minimum unsecured interest coverage ratio no less than 1.50 to 1.00.

Note 6 — Commitments and Contingencies

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

We are engaged in discussions with the Environmental Protection Agency (“EPA”), regarding contaminated groundwater near an Indiana apartment community that has not been owned by us since 2008, for which we have recognized a contingent liability. The contamination allegedly derives from a dry cleaner that operated on our former property, prior to our ownership. We undertook a voluntary remediation of the dry cleaner contamination under state oversight. In 2016, EPA listed our former community and a number of residential communities in the vicinity on the National Priorities List (“NPL”) (i.e., as a Superfund site). In May 2018, we prevailed on our federal judicial appeal vacating the Superfund listing. We continue to work with EPA to formulate an agreed order to reimburse EPA costs and finish clean-up of the site outside the Superfund program. Although the outcome of this process is uncertain, we do not expect the resolution to have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

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

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of December 31, 2022, are immaterial to our consolidated financial statements.

Note 7 — AIR Equity

Common Stock

During the years ended December 31, 2022, 2021, and 2020, we declared regular, recurring cash dividends per common share of $1.80, $1.74, and $1.64, respectively. During the year ended December 31, 2020, we declared an $8.20 special dividend, which also included the regular fourth quarter 2020 dividend and the acceleration of Aimco’s first quarter 2021 dividend.

Share Repurchases

During the year ended December 31, 2022, we repurchased 8.0 million shares of Common Stock for $316.7 million, at an average price of $39.49. We are authorized by the AIR Board of Directors to purchase an additional $183.3 million of shares. We consider share buybacks as part of a balanced investment program.

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

2020 Special Stock Dividend and Reverse Stock Split

Property sales in 2020, including the California joint venture, generated taxable gains in excess of our regular quarterly dividend. On October 21, 2020, Aimco’s Board of Directors declared a special dividend and reverse stock split on its Common Stock in which every 1.23821 common share was combined into one common share, effective on the close of business on November 30, 2020. The special dividend consisted of $121.8 million in cash and 35.4 million shares of Aimco’s Common Stock. The special dividend was paid on November 30, 2020 to stockholders of record as of November 4, 2020. The special dividend amount of $8.20 per share included the regular quarterly cash dividend for the fourth quarter of 2020 and accelerated into 2020 what would have been Aimco’s first regular quarterly cash dividend for 2021.

As a result of the 2020 reverse stock split, the total number of shares outstanding after the stock dividend and reverse split was unchanged from the number of shares outstanding immediately prior to the two actions.

Preferred Stock

As of December 31, 2022 and 2021, we had a single class of perpetual Preferred Stock outstanding, our Class A Preferred Stock, with twenty shares issued and outstanding and a balance of $2.0 million.

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

Note 8 — Partners’ Capital

Partnership Preferred Units Owned by AIR

At December 31, 2022 and 2021, the AIR Operating Partnership had Class A outstanding preferred units similar to AIR’s Preferred Stock discussed in Note 7. All Class A Partnership Preferred Units are senior to the AIR Operating Partnership common partnership units. Distributions on all Partnership Preferred Units are subject to being declared by the General Partner. The Partnership Preferred Units are redeemable by the AIR Operating Partnership only in connection with a concurrent redemption by AIR of the corresponding AIR Preferred Stock held by unrelated parties.

Redeemable Preferred OP Units

The AIR Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of December 31, 2022 and 2021, the AIR Operating Partnership had the following classes of preferred OP Units (stated at their redemption values, in thousands, except unit and per unit data):

	Distributions per Annum		Units Issued and Outstanding		Redemption Values
Class of Preferred Units	Percent	Per Unit	2022	2021	2022	2021
Class One	8.75%	$8.00	90,000	90,000	$8,229	$8,229
Class Two	1.92%	$0.48	5,418	10,814	135	270
Class Three	7.88%	$1.97	1,310,902	1,311,095	32,772	32,777
Class Four	8.00%	$2.00	644,954	644,954	16,124	16,124
Class Six	8.50%	$2.13	769,585	773,693	19,240	19,342
Class Seven	7.87%	$1.97	25,715	26,150	643	654
Class Nine	6.00%	$1.50	—	78,956	—	1,974
Total			2,846,574	2,935,662	$77,143	$79,370

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

During the years ended December 31, 2022, 2021, and 2020, approximately 89,000, 3,000, and 705,000 preferred OP Units, respectively, were redeemed in exchange for cash, and no preferred OP Units were redeemed in exchange for shares of AIR Common Stock or common OP Units.

The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units’ redemption value (in thousands):

Balance at January 1, 2022	$79,370
Preferred distributions	(6,396)
Redemption of preferred units and other	(2,219)
Net income allocated to preferred units	6,388
Balance at December 31, 2022	$77,143

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

During the years ended December 31, 2022, 2021, and 2020, approximately 251,000, 356,000, and 64,000 common OP Units, respectively, were redeemed in exchange for cash. During the years ended December 31, 2022, 2021, and 2020, 3,000, 171,000, and 159,000 common OP Units were redeemed in exchange for shares of Common Stock.

The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. During the years ended December 31, 2022, 2021, and 2020, the AIR Operating Partnership declared regular, recurring distributions per common unit of $1.80, $1.74, and $1.64, respectively. During the year ended December 31, 2020, we declared an $8.20 special distribution, which also included the regular fourth quarter 2020 distribution and the acceleration of Aimco’s first quarter 2021 distribution.

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

2020 Special Distribution and Reverse Unit Split

On October 21, 2020, the Board of Directors authorized a reverse unit split and special distribution in the same form and with the same timing as the reverse stock split and special dividend discussed in Note 7. The special distribution to the holders of Aimco Operating Partnership common partnership units consisted of $128.7 million in cash and 35.4 million common partnership units. Total common partnership units outstanding prior to and following both transactions was unchanged.

Note 9 — Share-Based Compensation

We have a stock award and incentive program to attract and retain officers and independent directors. As of December 31, 2022, approximately three million shares were available for issuance under our Amended and Restated 2020 Stock Award and Incentive Plan (the “Plan”). The total number of shares available for issuance under this Plan may increase due to any forfeiture, cancellation, exchange, surrender, termination, or expiration of an award outstanding under the Plan. Awards under the Plan may be in the form of incentive stock options, non-qualified stock options, or other types of awards as authorized under the Plan. Our plans are administered by the Compensation and Human Resources Committee of the Board of Directors. Subsequent to the year ended December 31, 2022, an additional 3.5 million shares were available for issuance under the Plan, as amended on January 31, 2023, and as approved by AIR’s shareholders on December 7, 2022.

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

We had TSR and Time-Based Stock Options, TSR and Time-Based Restricted Stock Awards, TSR and Time-Based LTIP I units, and TSR LTIP II units outstanding as of December 31, 2022. The annual activity related to our stock and unit awards are immaterial.

In connection with the Separation, we entered into an Employee Matters Agreement to modify all outstanding stock and unit awards granted to Aimco’s teammates. Under the agreement, holders of Aimco’s stock and unit awards received AIR stock and unit awards. Generally, AIR awards retain the same terms and vesting conditions as the original Aimco awards. Holders of Aimco’s TSR stock options and TSR LTIP II awards will have a modified exercise price adjusted by a ratio specified in the Employee Matters Agreement. Compensation expense related to replacement awards for the teammates retained by Aimco is recognized by Aimco. The compensation expense related to replacement awards for teammates of AIR is recognized by AIR.

Total compensation cost recognized for share-based awards was as follows for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Share-based compensation expense (1)	$7,463	$7,360	$8,295
Capitalized share-based compensation (2)	503	295	946
Total share-based compensation (3)	$7,966	$7,655	$9,241

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

As of December 31, 2022, total unvested compensation cost not yet recognized was $9.8 million. We expect to recognize this compensation over a weighted-average period of approximately 1.7 years.

TSR and Time-Based Stock Options

As of December 31, 2022, we had stock options outstanding of 807,405, which had no aggregate intrinsic value and a weighted-average remaining contractual term of 3.1 years. We had 718,961 of stock options exercisable as of December 31, 2022, which had no aggregate intrinsic value and a weighted-average remaining contractual term of 2.8 years. The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. These options will be settled in accordance with the Employee Matters Agreement.

During 2020, we granted TSR Stock Options with a weighted-average grant date fair value of $8.15. We did not grant any TSR Stock Options during 2022 and 2021.

TSR and Time-Based Restricted Stock Awards

As of December 31, 2022, we had 116,026 shares unvested at a weighted-average grant date fair value of $52.07 per share for Time-Based Restricted Stock Awards. As of December 31, 2022, we had 243,966 of shares unvested based on the target performance payout, at a weighted-average grant date fair value of $48.51 per share for TSR Restricted Stock Awards.

The aggregate fair value of Time-Based Restricted Stock awards and TSR Restricted Stock awards that vested during the years ended December 31, 2022, 2021, and 2020 was $4.3 million, $3.2 million, and $7.5 million, respectively. These awards will be settled in accordance with the Employee Matters Agreement.

TSR LTIP II Units

As of December 31, 2022, we had 1,843,761 of TSR LTIP II units outstanding, at a weighted-average grant date fair value of $8.67 per share. These units will be settled in accordance with the Employee Matters Agreement.

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

We estimated the fair value of TSR-based awards granted in 2022, 2021, and 2020 using a Monte Carlo model with the assumptions set forth in the table below.

The risk-free interest rate reflects the annualized yield of a zero coupon United States Treasury security with a term equal to the expected term of the awards. The expected dividend yield reflects expectations regarding cash dividend amounts per share paid on our Common Stock during the expected term of the awards. Expected volatility reflects an average of the historical volatility of our Common Stock during the historical period commensurate with the expected term of the award that ended on the date of grant, and the implied volatility is calculated from observed call option contracts closest to the expected term. The derived vesting period of TSR Restricted Stock and TSR LTIP I units was determined based on the graded vesting terms. The expected term of the TSR-options and TSR LTIP II units was based on historical exercises and post-vesting terminations. The valuation assumptions for the 2022, 2021, and 2020 grants were as follows:

	2022	2021	2020
Grant date market value of a common share	$53.91	$36.84	$53.26
Risk-free interest rate	1.20% - 1.68%	0.24% - 0.78%	1.48% - 1.58%
Dividend yield	3.50%	4.00%	2.93%
Expected volatility	22.63% - 24.83%	23.08% - 28.21%	15.82% - 16.84%
Derived vesting period of TSR Restricted Stock and TSR LTIP I units	3.5 years	3.2 years	3.5 years
Weighted average expected term of TSR Stock Options and LTIP II units	5.4 years	5.4 years	5.9 years

The grant date fair value for the Time-Based awards reflects the closing price of a share of our Common Stock on the grant date.
Note 10 — Income Taxes

During the year ended December 31, 2020, and consistent with AIR’s simplified business structure and strategy, we converted one of our former taxable REIT subsidiaries into a REIT, and we elected for such entity to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2021. As a result, AIR has lower income taxes on a consolidated basis, providing more cash for distributions and other corporate uses.

As a REIT, this subsidiary will generally be allowed a deduction for dividends that it pays, and therefore, will not be subject to United States federal corporate income tax on the taxable income that is currently distributed to stockholders, however, it may be subject to federal and state tax on the net built-in gain in the converted property under the rules of Section 1374 of the Code, certain state gross income and franchise taxes, as well as taxes on any undistributed income and federal and state corporate taxes on any income earned.

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

Because the statute of limitations has not yet elapsed, our United States federal income tax returns for the year ended December 31, 2015, and subsequent years and certain of our state income tax returns for the year ended December 31, 2018, and subsequent years are currently subject to examination by the IRS or other taxing authorities.

We include any interest and penalties related to income taxes within income tax (expense) benefit in our consolidated statements of operations.

Significant components of the income tax benefit or expense are as follows and are classified within income tax (expense) benefit in our consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Current:
Federal	$(756)	$7,409	$(6,271)
State	(2,807)	(1,971)	(8,637)
Total current	(3,563)	5,438	(14,908)
Deferred:
Federal	(291)	(153)	7,691
State	(69)	(39)	2,694
Revaluation of deferred taxes due to change in tax rate	—	—	(90,914)
Total deferred	(360)	(192)	(80,529)
Total (expense) benefit	$(3,923)	$5,246	$(95,437)

Consolidated income or loss from continuing operations subject to tax consists of pretax income or loss from the continuing operations of our TRS entities and income and gains retained by the continuing operations of the REIT. For the years ended December 31, 2022, 2021, and 2020, we had consolidated net income (loss) from continuing operations subject to tax of $7.4 million, $28.9 million, ($16.7) million, respectively.

The reconciliation of income tax attributable to continuing operations computed at the United States statutory rate to income tax benefit is shown below (dollars in thousands):

	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
Tax (expense) benefit provision at United States statutory rates on consolidated income (loss) from continuing operations subject to tax	$(1,554)	(21.0%)	$(6,064)	(21.0%)	$3,516	(21.0%)
State income tax (expense) benefit, net of federal tax (expense) benefit (1)	(2,853)	(38.6%)	(2,011)	(7.0%)	1,964	(11.7%)
Effect of permanent differences	—	—%	—	—%	(434)	2.6%
Tax credits	191	2.6%	3,508	12.1%	296	(1.8%)
Separation	—	—%	—	—%	(7,596)	45.4%
TRS REIT election (2)	—	—%	9,656	33.4%	(90,914)	543.1%
Other	293	4.0%	157	0.5%	(2,269)	13.6%
Total income tax (expense) benefit	$(3,923)	(53.0%)	$5,246	18.0%	$(95,437)	570.2%
(1)
In addition to the $7.4 million of net income for the year ended December 31, 2022, which is subject to federal income tax, due to varying state income tax laws, $39.0 million of income is subject to only state income tax, resulting in $2.9 million of state income tax expense.
(2)
Consistent with our simplified business structure and strategy, during the year ended December 31, 2020, we elected to treat one of our taxable subsidiaries as a REIT, resulting in the removal of deferred tax asset balances.

For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, capital gains, qualified dividends, unrecaptured Section 1250 gains, and return of capital, or a combination thereof. For the years ended December 31, 2022, 2021, and 2020, dividends per share held for the entire year were estimated to have the following tax attributes:

	2022		2021		2020
(unaudited)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.21	11.8%	$—	—%	$2.41	6.0%
Capital gains	1.37	76.0%	0.44	25.3%	15.00	37.4%
Qualified dividends	0.03	1.9%	—	—%	0.48	1.2%
Unrecaptured Section 1250 gain	0.19	10.3%	0.13	7.5%	6.74	16.8%
Return of capital	—	—%	1.17	67.2%	15.49	38.6%
Total	$1.80	100.0%	$1.74	100.0%	$40.12	100.0%

Note 11 — Earnings per Share and per Unit

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

Our Common Stock and common partnership unit equivalents include: (i) options to purchase shares of Common Stock, which, if exercised, would result in AIR’s issuance of additional shares and the AIR Operating Partnership’s issuance to AIR of additional common partnership units equal to the number of shares purchased under the options; (ii) unvested total stockholder return (“TSR”) restricted stock awards that do not meet the definition of participating securities, which would result in an increase in the number of shares of Common Stock and common partnership units outstanding equal to the number of the shares that vest; and (iii) preferred OP Units, which may be redeemed at the holders’ option for cash or shares of Common Stock. Common partnership unit equivalents also include unvested long-term incentive partnership units. We include in the denominator securities with dilutive effect in calculating diluted earnings (loss) per share and per unit during these periods.

Our restricted stock awards that are subject to time-based vesting receive non-forfeitable dividends similar to shares of Common Stock and common partnership units prior to vesting. Our TSR long-term incentive partnership units receive non-forfeitable distributions based on specified percentages of the distributions paid to common partnership units prior to vesting and conversion. The unvested restricted shares and units related to these awards are participating securities. We include the effect of participating securities in basic and diluted earnings (loss) per share and unit computations using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method.

In our consolidated statements of operations, noncontrolling interests in consolidated real estate partnerships is related to both continuing and discontinued operations. For purposes of our earnings (loss) per share calculation, we have appropriately allocated the noncontrolling interests in consolidated real estate partnerships for all periods presented. Please refer to Note 14 for detail of noncontrolling interests in consolidated real estate partnerships associated with discontinued operations.

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings (loss) per share and per unit for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands, except per share and per unit data):

	2022	2021	2020
Earnings (loss) per share
Numerator:
Income (loss) from continuing operations attributable to AIR common stockholders	$903,642	$447,124	$(115,961)
Income from discontinued operations attributable to AIR common stockholders	—	—	11,632
Basic net income (loss) attributable to AIR common stockholders	$903,642	$447,124	$(104,329)
Effect of dilutive instruments	6,388	—	—
Dilutive net income (loss) attributable to AIR common stockholders	$910,030	$447,124	$(104,329)

Denominator – shares:
Basic weighted-average common shares outstanding	154,093	154,135	122,446
Dilutive common share equivalents outstanding	2,494	368	—
Dilutive weighted-average common shares outstanding	156,587	154,503	122,446

Income (loss) from continuing operations attributable to AIR per common share	$5.86	$2.90	$(0.94)
Income from discontinued operations attributable to AIR per common share	—	—	0.09
Earnings (loss) per share – basic	$5.86	$2.90	$(0.85)
Earnings (loss) per share – diluted	$5.81	$2.89	$(0.85)

Earnings (loss) per unit
Numerator:
Income (loss) from continuing operations attributable to the AIR Operating Partnership	$962,414	$475,557	$(121,399)
Income from discontinued operations attributable to the AIR Operating Partnership	—	—	11,632
Basic net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$962,414	$475,557	$(109,767)
Effect of dilutive instruments	6,388	—	—
Dilutive net income (loss) attributable to the AIR Operating Partnership’s common unitholders	$968,802	$475,557	$(109,767)

Denominator – units:
Basic weighted-average common units outstanding	164,141	162,739	128,775
Dilutive common unit equivalents outstanding	2,494	369	—
Dilutive weighted-average common units outstanding	166,635	163,108	128,775

Income (loss) from continuing operations attributable to the AIR Operating Partnership per common unit	$5.86	$2.92	$(0.94)
Income from discontinued operations attributable to the AIR Operating Partnership per common unit	—	—	0.09
Earnings (loss) per unit – basic	$5.86	$2.92	$(0.85)
Earnings (loss) per unit – diluted	$5.81	$2.92	$(0.85)

The number of common share equivalent securities excluded from the diluted earnings per share calculation were approximately 1.5 million for the year ended December 31, 2021, respectively. These securities, which include preferred OP Units redeemable for Common Stock, were excluded from the diluted earnings per share calculations as they are anti-dilutive. These securities were dilutive for the year ended December 31, 2022 and were included in the calculation of diluted earnings per share.

Note 12 — Fair Value Measurements

Recurring Fair Value Measurements

During 2022, we entered into floating to fixed interest rate swaps for $830 million notional principal value of debt. These swaps have been designated as cash flow hedges of expected future variable interest payments. Changes in the fair value are recognized as unrealized gains (losses) on derivative instruments in comprehensive income (loss). Amounts reported in accumulated comprehensive income will be reclassified into interest expense as interest payments are made on our variable-rate debt. We estimate that during the next twelve months, we will reclassify into earnings approximately $16.7 million of the unrealized gains in accumulated other comprehensive income.

In connection with our issuance of senior unsecured notes during 2022, we entered into a $400.0 million treasury hedge, locking the interest rate of the ten-year treasury at 2.43%. During the second quarter of 2022, we received $15.9 million for the settlement of this hedge, which was designated as a cash flow hedge. The settlement value of the treasury hedge is included in unrealized gains (losses) on derivative instruments in comprehensive income (loss) and will be reclassified into earnings as a decrease to interest expense over the term of the senior unsecured notes issued.

In connection with our anticipated issuance of secured debt in 2023, we entered into a $100 million treasury hedge on November 15, 2022, locking the interest rate of the ten-year treasury at 3.83% through February 15, 2023. The fair value of the treasury hedge is included in unrealized gains (losses) on derivative instruments in comprehensive income (loss) and will be reclassified into interest expense over the term of anticipated secured debt. Amounts reported in accumulated other comprehensive income will be reclassified into interest expense as interest payments are made on our variable-rate debt.

Prior to the Separation, Aimco paid an upfront premium of $12.1 million for the option to enter into an interest rate swap at a future date. In connection with the Separation, all of the risks and rewards of ownership related to this swap were assigned to post-Separation Aimco, with an offsetting and equal asset and liability recognized for the amount of gain or loss. We estimate its fair value using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. These investments are measured at fair value on a recurring basis and presented in other assets, net, and accrued liabilities and other in our consolidated balance sheets.

The following table summarizes fair value for our interest rate option and swaps (in thousands):

	As of December 31, 2022				As of December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate option	$53,481	$—	$53,481	$—	$21,699	$—	$21,699	$—
Interest rate swap asset	$32,222	$—	$32,222	$—	$—	$—	$—	$—
Treasury rate lock	$319	$—	$319	$—	$—	$—	$—	$—

Financial Assets and Liabilities Not Measured at Fair Value

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of December 31, 2022 and 2021, due to their relatively short-term nature and high probability of realization. The carrying value of our revolving credit facility and term loans, which we classify as Level 2 in the GAAP fair value hierarchy, approximated their estimated fair value as of December 31, 2022, and 2021, as they bear interest at floating rates which approximate market rates.

We classify the fair value of our non-recourse property debt, unsecured notes payable, and seller financing notes receivable within Level 2 of the GAAP fair value hierarchy. The following table summarizes carrying value and fair value of our non-recourse property debt excluding debt issuance costs, seller financing note, net and unsecured notes payable excluding debt issuance costs (in thousands):

	As of December 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$1,994,651	$1,753,222	$2,305,756	$2,367,713
Seller financing note, net (1)	$31,611	$32,286	$—	$—
Unsecured notes payable	$400,000	$371,368	$—	$—
(1)
During the year ended December 31, 2022, we provided $40.0 million of seller financing as partial consideration for the sale of our New England portfolio. The contractual interest rate on the note is 4.5%. The difference between the stated rate and the effective interest rate as of the date of sale resulted in a discount recorded of $8.5 million. The seller financing note and related discount are included in other assets, net in our consolidated balance sheets.

Note 13 — Variable Interest Entities

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

The table below summarizes apartment community information regarding VIEs consolidated by the AIR Operating Partnership:

	December 31, 2022	December 31, 2021
VIEs with interests in apartment communities	5	5
Apartment communities owned by VIEs	16	16
Apartment homes in communities owned by VIEs	5,369	5,369

Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs, excluding those of the AIR Operating Partnership, are summarized in the table below (in thousands):

	December 31, 2022	December 31, 2021
ASSETS:
Net real estate	$1,066,482	$1,096,039
Cash and cash equivalents	54,319	29,863
Restricted cash	2,378	2,380
Other assets, net	20,944	21,745
LIABILITIES:
Non-recourse property debt, net	$1,212,065	$1,227,345
Accrued liabilities and other	35,365	34,659

Unconsolidated Entities

During 2021, we formed a joint venture with an affiliate of Blackstone by selling an 80% interest in three multi-family properties with 1,748 units located in Virginia. Our 20% interest in the venture meets the definition of a VIE, however, we are not the primary beneficiary and do not consolidate these communities. As of December 31, 2022 and 2021, the carrying value of the investment of $20.7 million and $26.0 million, respectively, is included in other assets, net in our consolidated balance sheets. AIR’s exposure to the obligations of the VIE is limited to the carrying value of the limited partnership interest and 20% of Blackstone’s guarantor liabilities, which were $79.0 million as of December 31, 2022.

We have an interest in a partnership that owns Parkmerced Apartments, which meets the definition of a VIE. However, we are not the primary beneficiary and do not consolidate this partnership. As of December 31, 2022 and 2021, the investment balance of $158.7 million and $337.8 million, respectively, is included in other assets, net in our consolidated balance sheets. Subsequent to the Separation, all risks and rewards of ownership are Aimco’s, however, as legal transfer has not occurred, there is an equal and offsetting liability included in accrued liabilities and other in our consolidated balance sheets. Accordingly, there is no net effect on AIR’s stockholders’ equity or the AIR Operating Partnership’s partners’ capital.

Note 14 — Discontinued Operations

The financial results attributable to apartment communities retained by Aimco for the year ended December 31, 2020 have been classified as discontinued operations within the consolidated financial statements. There were no discontinued operations for the years ended December 31, 2022 and 2021.

Summarized results of discontinued operations for the year ended December 31, 2020 are shown below (in thousands):

2020
REVENUES
Rental and other property revenues	$144,757

OPERATING EXPENSES
Property operating expenses	51,710
Depreciation and amortization	72,729
Other expenses, net	1,897
Total operating expenses	126,336

Interest income	2,076
Interest expense	(17,972)
Income from unconsolidated real estate partnerships	764
Income before income tax benefit	3,289
Income tax benefit	7,939
Income from discontinued operations, net of tax	11,228
Net loss attributable to noncontrolling interests in consolidated real estate partnerships	404
Net income from discontinued operations attributable to Aimco	$11,632

Separation and Transition Services Agreements

We entered into various separation and transition services agreements with Aimco that provide for a framework of our relationship with Aimco after the Separation, including: (i) a separation agreement setting forth the mechanics of the Separation, the key provisions relating to the Separation of our assets and liabilities from those of Aimco, and certain organizational matters and conditions; (ii) an Employee Matters Agreement to allocate liabilities and responsibilities relating to employment matters, teammate compensation, and benefits plans and programs, and other related matters; (iii) Property Management Agreements, as amended and restated on December 30, 2022, pursuant to which we provide property management and related services at a majority of the properties owned or leased by Aimco in exchange for a fee generally based on an agreed percentage of revenue collected; (iv) Master Services Agreement pursuant to which we provide Aimco with customary administrative and support services on an ongoing basis in exchange for payment for the fully-burdened costs (including internal allocated costs); and (v) a Master Leasing Agreement pursuant to which Aimco may enter into leases with us pursuant to which Aimco, as lessee, at its option, may redevelop, develop, or lease-up apartment communities. These agreements may be terminated in accordance with the respective agreements.

During the years ended December 31, 2022 and 2021, we recognized revenue of $4.4 million and $7.4 million, respectively, from the Property Management Agreement and Master Services Agreement, all of which is reflected in other revenues in our consolidated statements of operations. In addition, during the year ended December 31, 2021, we recognized a reduction to general and administrative expense of $5.8 million from services provided under the Employee Matters Agreement.

Note Receivable from Aimco

In connection with the Separation, we acquired a $534 million note receivable (the “Note”) pledged by a subsidiary of Aimco and was secured by a pool of properties owned by Aimco. The Note had an original maturity date of January 31, 2024, and bore interest at a rate of 5.2% per annum. The Note was reported at the outstanding principal balance, and interest receivable related to the unpaid principal was recorded separately in other assets, net in our consolidated balance sheets. During the years ended December 31, 2022 and 2021, we recognized interest income of $13.8 million and $27.8 million, respectively, related to the Note. Interest income for the year ended December 31, 2022, also includes a $17.4 million prepayment penalty associated with the full repayment of the Note during 2022.

Note 15 — Business Segments

We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR and had reached a stabilized level of operations. Our Other Real Estate segment includes five properties acquired in 2021, four properties acquired in 2022, four properties previously leased to Aimco, and three communities that do not meet the criteria to be classified as Same Store. Communities included in discontinued operations are excluded from our evaluation of segment performance, as they are no longer included in information used by our chief operating decision maker (“CODM”).

Our CODM uses proportionate property net operating income (“NOI”) to assess the operating performance of our communities. Proportionate property NOI reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements. In our consolidated statements of operations, utility reimbursements are included in rental and other property revenues in accordance with GAAP.

As of December 31, 2022, our Same Store segment included 58 apartment communities with 20,742 apartment homes, our Other Real Estate segment included 16 apartment communities with 4,559 apartment homes. As of December 31, 2022, no communities were classified as held for sale.

The following tables present the total revenues, property operating expenses, proportionate property net operating income (loss), and income (loss) from continuing operations before income tax (expense) benefit of our segments on a proportionate basis, excluding amounts related to communities sold or communities included in discontinued operations. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of December 31, 2022 (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2022:
Total revenues	$544,199	$100,803	$81,204	$47,517	$773,723
Property operating expenses	139,418	35,863	40,555	45,428	261,264
Other operating expenses not allocated to segments (3)	—	—	—	384,957	384,957
Total operating expenses	139,418	35,863	40,555	430,385	646,221
Proportionate property net operating income (loss)	404,781	64,940	40,649	(382,868)	127,502
Other items included in income before income tax expense (4)	—	—	—	846,471	846,471
Income from continuing operations before income tax expense	$404,781	$64,940	$40,649	$463,603	$973,973

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2021:
Total revenues	$516,980	$22,852	$78,938	$122,083	$740,853
Property operating expenses	143,130	10,697	39,768	74,506	268,101
Other operating expenses not allocated to segments (3)	—	—	—	365,547	365,547
Total operating expenses	143,130	10,697	39,768	440,053	633,648
Proportionate property net operating income (loss)	373,850	12,155	39,170	(317,970)	107,205
Other items included in income before income tax benefit (4)	—	—	—	366,773	366,773
Income from continuing operations before income tax benefit	$373,850	$12,155	$39,170	$48,803	$473,978

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2020:
Total revenues	$551,325	$7,592	$40,929	$119,710	$719,556
Property operating expenses	151,350	7,610	28,115	61,961	249,036
Other operating expenses not allocated to segments (3)	—	—	—	488,461	488,461
Total operating expenses	151,350	7,610	28,115	550,422	737,497
Proportionate property net operating income (loss)	399,975	(18)	12,814	(430,712)	(17,941)
Other items included in income (loss) before income tax expense (4)	—	—	—	(1,194)	(1,194)
Income (loss) from continuing operations before income tax expense	$399,975	$(18)	$12,814	$(431,906)	$(19,135)
(1)
Represents adjustments to: (i) include AIR’s proportionate share of the results of unconsolidated apartment communities, which is excluded in the related consolidated amounts, and (ii) exclude the noncontrolling interests in consolidated real estate partnerships’ proportionate share of the results of communities in our segments, which is included in the related consolidated amounts. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues in our consolidated statements of operations prepared in accordance with GAAP. Effective in 2022, corporate and amounts not allocated to segments includes the depreciation of capitalized costs of non-real estate assets.
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

The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	December 31, 2022	December 31, 2021
Same Store	$3,867,412	$3,824,277
Other Real Estate	2,031,506	787,534
Corporate and other assets (1)	652,965	1,828,549
Total consolidated assets	$6,551,883	$6,440,360

(1)
Includes the assets not allocated to our segments including: (i) corporate assets; (ii) the mezzanine loan investment where the rights and obligations of ownership have been assigned to Aimco; and (iii) properties sold or classified as held for sale. Corporate and other assets as of December 31, 2021, also includes the note receivable from Aimco, which was repaid in 2022, and the lease receivable related to properties leased to Aimco, which was canceled during the third quarter of 2022.

Capital additions related to our segments were as follows (in thousands):

	2022	2021	2020
Same Store	$145,290	$119,231	$94,824
Other Real Estate	44,056	17,314	195,698
Total capital additions	$189,346	$136,545	$290,522

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2022

(In Thousands Except Apartment Home Data)

								(2)	As of December 31, 2022
		(1)				Initial Cost		Cost Capitalized				(4)
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(5)
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances
Same Store Sales:
21 Fitzsimons	Mid Rise	Aug 2014	Aurora, CO	2008	601	$12,864	$104,720	$37,521	$12,864	$142,241	$155,105	$(47,685)	$107,420	$83,827
3400 Avenue of the Arts	Mid Rise	Mar 2002	Costa Mesa, CA	1987	770	57,241	65,506	100,235	57,241	165,741	222,982	(110,355)	112,627	—
777 South Broad Street	Mid Rise	May 2018	Philadelphia, PA	2010	146	6,986	67,512	4,746	6,986	72,258	79,244	(13,004)	66,240	37,500
Avery Row	Mid Rise	Dec 2018	Arlington, VA	2013	67	8,165	21,348	2,582	8,165	23,930	32,095	(4,264)	27,831	—
Axiom	Mid Rise	Apr 2015	Cambridge, MA	2015	115	—	63,612	4,184	—	67,796	67,796	(18,932)	48,864	—
Bay Parc	High Rise	Sep 2004	Miami, FL	2000	474	22,680	41,847	56,222	22,680	98,069	120,749	(39,207)	81,542	71,726
Boston Lofts	High Rise	Apr 2001	Denver, CO	1890	158	3,446	20,589	7,014	3,446	27,603	31,049	(16,719)	14,330	—
Boulder Creek	Garden	Jul 1994	Boulder, CO	1973	221	754	7,730	19,727	754	27,457	28,211	(21,128)	7,083	—
Broadcast Center	Garden	Mar 2002	Los Angeles, CA	1990	279	29,407	41,244	41,554	29,407	82,798	112,205	(42,283)	69,922	—
Calhoun Beach Club	High Rise	Dec 1998	Minneapolis, MN	1928	332	11,708	73,334	62,742	11,708	136,076	147,784	(98,116)	49,668	—
Charlesbank Apartment Homes	Mid Rise	Sep 2013	Watertown, MA	2012	44	3,399	11,726	1,347	3,399	13,073	16,472	(4,495)	11,977	—
Chestnut Hall	High Rise	Oct 2006	Philadelphia, PA	1923	315	12,338	14,299	15,262	12,338	29,561	41,899	(15,760)	26,139	33,195
Creekside	Garden	Jan 2000	Denver, CO	1974	328	3,189	12,698	8,773	3,189	21,471	24,660	(15,579)	9,081	—
Flamingo Point, Center Tower	High Rise	Sep 1997	Miami Beach, FL	2003	513	15,279	29,358	226,522	15,279	255,880	271,159	(131,717)	139,442	—
Flamingo Point, South Tower (6)	High Rise	Sep 1997	Miami Beach, FL	1960	256	—	13,061	74,208	—	87,269	87,269	(18,235)	69,034	—
Four Quarters Habitat	Garden	Jan 2006	Miami, FL	1976	336	2,379	17,199	40,466	2,379	57,665	60,044	(44,859)	15,185	—
Foxchase	Garden	Dec 1997	Alexandria, VA	1940	2,113	15,496	96,062	89,239	15,496	185,301	200,797	(116,237)	84,560	—
Hidden Cove	Garden	Jul 1998	Escondido, CA	1983	334	3,043	17,616	18,343	3,043	35,959	39,002	(20,935)	18,067	64,757
Hidden Cove II	Garden	Jul 2007	Escondido, CA	1986	118	12,849	6,530	6,337	12,849	12,867	25,716	(7,383)	18,333	25,183
Hillcreste	Garden	Mar 2002	Los Angeles, CA	1989	315	35,862	47,216	24,118	35,862	71,334	107,196	(37,357)	69,839	—
Indian Oaks	Garden	Mar 2002	Simi Valley, CA	1986	254	24,523	15,801	12,877	24,523	28,678	53,201	(20,041)	33,160	58,955
Indigo	High Rise	Aug 2016	Redwood City, CA	2016	463	26,932	296,116	11,426	26,932	307,542	334,474	(69,079)	265,395	175,459
Island Club	Garden	Oct 2000	Oceanside, CA	1986	592	18,027	28,654	39,520	18,027	68,174	86,201	(41,884)	44,317	—
Latrobe	High Rise	Jan 2003	Washington, D.C.	1980	175	3,459	9,103	13,374	3,459	22,477	25,936	(16,965)	8,971	—
Laurel Crossing	Garden	Jan 2006	San Mateo, CA	1971	418	49,474	17,756	17,574	49,474	35,330	84,804	(20,793)	64,011	—
Lincoln Place (7)	Garden	Oct 2004	Venice, CA	1951	795	128,332	10,439	257,698	44,197	352,272	396,469	(182,175)	214,294	173,676
Locust on the Park	High Rise	May 2018	Philadelphia, PA	1911	151	5,292	53,823	9,831	5,292	63,654	68,946	(11,937)	57,009	33,442
Malibu Canyon	Garden	Mar 2002	Calabasas, CA	1986	698	69,834	53,438	43,872	69,834	97,310	167,144	(66,921)	100,223	158,950
Mariners Cove	Garden	Mar 2002	San Diego, CA	1984	500	—	66,861	18,288	—	85,149	85,149	(50,561)	34,588	—
Meadow Creek	Garden	Jul 1994	Boulder, CO	1968	332	1,435	24,533	10,561	1,435	35,094	36,529	(25,615)	10,914	—
Mezzo	High Rise	Mar 2015	Atlanta, GA	2008	95	4,292	34,178	2,699	4,292	36,877	41,169	(10,730)	30,439	—
Monterey Grove	Garden	Jun 2008	San Jose, CA	1999	224	34,325	21,939	19,146	34,325	41,085	75,410	(18,659)	56,751	46,630
Ocean House on Prospect	Mid Rise	Apr 2013	La Jolla, CA	1970	53	12,528	18,805	16,979	12,528	35,784	48,312	(13,885)	34,427	—
One Ardmore	Mid Rise	Apr 2019	Ardmore, PA	2019	110	4,929	61,631	3,698	4,929	65,329	70,258	(8,902)	61,356	29,175
One Canal	High Rise	Sep 2013	Boston, MA	2016	310	—	15,873	183,644	—	199,517	199,517	(52,273)	147,244	—
Pacific Bay Vistas (7)	Garden	Mar 2001	San Bruno, CA	1987	308	28,694	62,460	34,481	23,354	102,281	125,635	(48,697)	76,938	98,127
Pacifica Park	Garden	Jul 2006	Pacifica, CA	1977	104	12,970	6,579	9,171	12,970	15,750	28,720	(9,703)	19,017	37,264
Palazzo at Park La Brea, The	Mid Rise	Feb 2004	Los Angeles, CA	2002	521	48,362	125,464	59,730	48,362	185,194	233,556	(105,338)	128,218	209,689
Palazzo East at Park La Brea, The	Mid Rise	Mar 2005	Los Angeles, CA	2005	611	72,578	136,503	40,036	72,578	176,539	249,117	(101,739)	147,378	179,147
Parc Mosaic	Garden	Dec 2014	Boulder, CO	1970	226	15,300	—	111,135	15,300	111,135	126,435	(18,741)	107,694	—

								(2)	As of December 31, 2022
		(1)				Initial Cost		Cost Capitalized				(4)
	Apartment	Date		Year	Apartment		Buildings and	Subsequent to		Buildings and	(3)	Accumulated	Total Cost	(5)
Apartment Community Name	Type	Consolidated	Location	Built	Homes	Land	Improvements	Consolidation	Land	Improvements	Total	Depreciation (AD)	Net of AD	Encumbrances
Park Towne Place	High Rise	Apr 2000	Philadelphia, PA	1959	941	$10,472	$47,301	$353,314	$10,472	$400,615	$411,087	$(230,094)	$180,993	$—
Peachtree Park	Garden	Jan 1996	Atlanta, GA	1969	303	4,684	11,713	16,466	4,684	28,179	32,863	(19,235)	13,628	—
Preserve at Marin	Mid Rise	Aug 2011	Corte Madera, CA	1964	126	13,516	30,132	84,137	13,516	114,269	127,785	(46,845)	80,940	—
Riverloft	High Rise	Oct 1999	Philadelphia, PA	1910	184	2,120	11,286	38,851	2,120	50,137	52,257	(32,457)	19,800	—
Royal Crest Estates	Garden	Aug 2002	North Andover, MA	1970	588	51,292	36,808	29,078	51,292	65,886	117,178	(43,339)	73,839	—
Saybrook Pointe	Garden	Dec 2014	San Jose, CA	1995	324	32,842	84,457	27,092	32,842	111,549	144,391	(33,326)	111,065	107,347
SouthStar Lofts	High Rise	May 2018	Philadelphia, PA	2014	85	1,780	37,428	1,245	1,780	38,673	40,453	(6,730)	33,723	17,000
Sterling Apartment Homes, The	Garden	Oct 1999	Philadelphia, PA	1961	534	8,871	55,365	119,946	8,871	175,311	184,182	(115,551)	68,631	—
The Left Bank	Mid Rise	May 2018	Philadelphia, PA	1929	282	—	130,893	25,492	—	156,385	156,385	(27,357)	129,028	75,466
Township Residences	Town Home	Nov 1996	Centennial, CO	1985	161	1,536	9,773	17,202	1,536	26,975	28,511	(17,161)	11,350	—
Tremont	Mid Rise	Dec 2014	Atlanta, GA	2009	78	5,274	18,011	4,168	5,274	22,179	27,453	(6,846)	20,607	—
Villas at Park La Brea, The	Garden	Mar 2002	Los Angeles, CA	2002	250	8,630	48,871	22,003	8,630	70,874	79,504	(43,013)	36,491	—
Villas of Pasadena	Mid Rise	Jan 2006	Pasadena, CA	1973	92	9,693	6,818	5,685	9,693	12,503	22,196	(7,415)	14,781	20,500
Vivo	High Rise	Jun 2016	Cambridge, MA	2015	91	6,450	35,974	6,372	6,450	42,346	48,796	(17,972)	30,824	—
Waterways Village	Garden	Jun 1997	Aventura, FL	1994	180	4,504	11,064	19,210	4,504	30,274	34,778	(18,807)	15,971	—
Total Same Store Sales					18,994	$980,035	$2,409,057	$2,527,143	$890,560	$5,025,675	$5,916,235	$(2,385,036)	$3,531,199	$1,737,015

Other Real Estate:
234 East 88th Street	Mid Rise	Jan 2014	New York, NY	1900	20	2,448	4,449	897	2,448	5,346	7,794	(2,043)	5,751	—
236-238 East 88th Street	High Rise	Jan 2004	New York, NY	1900	42	8,820	2,914	23,438	8,820	26,352	35,172	(2,435)	32,737	—
240 West 73rd Street (7)	High Rise	Sep 2004	New York, NY	1900	195	68,109	12,140	(29,093)	20,828	30,328	51,156	(12,002)	39,154	—
707 Leahy	Garden	Sep 2022	Redwood City, CA	1973	110	20,956	62,605	—	20,956	62,605	83,561	(697)	82,864	—
City Center on 7th	Garden	Jun 2021	Pembroke Pines, FL	2014	700	35,196	186,823	19,172	35,196	205,995	241,191	(12,320)	228,871	—
Flamingo Point, North Tower	High Rise	Sep 2022	Miami Beach, FL	1960	366	91,529	290,682	324	91,529	291,006	382,535	(3,115)	379,420	—
Huntington Gateway	High Rise	Oct 2021	Alexandria, VA	1990	443	38,785	83,832	9,515	38,785	93,347	132,132	(4,823)	127,309	93,510
North Park	High Rise	Oct 2021	Chevy Chase, MD	1973	310	42,900	68,090	7,359	42,900	75,449	118,349	(3,451)	114,898	75,626
Prism	Mid Rise	Sep 2022	Cambridge, MA	2019	136	13,768	74,541	—	13,768	74,541	88,309	(826)	87,483	—
Residences at Capital Crescent Trail	High Rise	Oct 2021	Bethesda, MD	2002	258	15,975	84,167	4,368	15,975	88,535	104,510	(4,045)	100,465	—
The District at Flagler Village	High Rise	Jul 2022	Fort Lauderdale, FL	2021	350	14,472	156,718	434	14,472	157,152	171,624	(2,734)	168,890	—
The Fremont	Mid Rise	Sep 2022	Aurora, CO	2020	253	7,218	92,621	—	7,218	92,621	99,839	(1,064)	98,775	—
The Reserve at Coconut Point	Garden	May 2022	Estero, FL	2022	180	5,162	66,593	(794)	5,162	65,799	70,961	(1,767)	69,194	—
Vaughan Place (6)	High Rise	Oct 2021	Washington, D.C.	1988	375	47,276	122,092	7,912	47,276	130,004	177,280	(6,272)	171,008	88,500
Watermarc at Biscayne Bay	High Rise	Jun 2022	Miami, FL	2021	296	34,710	174,237	839	34,710	175,076	209,786	(3,604)	206,182	—
Willard Towers	High Rise	Jun 2022	Chevy Chase, MD	1969	525	334	179,141	1,492	334	180,633	180,967	(3,646)	177,321	—
Other (8)						4,863	—	130	492	4,501	4,993	(3)	4,990	—
Total Other Real Estate					4,559	$452,521	$1,661,645	$45,993	$400,869	$1,759,290	$2,160,159	$(64,847)	$2,095,312	$257,636
Total Portfolio					23,553	$1,432,556	$4,070,702	$2,573,136	$1,291,429	$6,784,965	$8,076,394	$(2,449,883)	$5,626,511	$1,994,651
(1)
Date we acquired the apartment community or first consolidated the partnership that owns the community.
(2)
Includes costs capitalized since acquisition or date of initial consolidation of the community.
(3)
The aggregate cost of land and depreciable property for federal income tax purposes was approximately $7.4 billion as of December 31, 2022.
(4)
Depreciable life for buildings and improvements ranges from 5 to 30 years and is calculated on a straight-line basis.
(5)
Encumbrances are presented before reduction for debt issuance costs.
(6)
Initial cost of buildings and improvements includes the cost of additional apartment homes acquired subsequent to consolidation.
(7)
The current carrying value of the apartment community reflects an impairment loss recognized.
(8)
Other includes apartment communities under development, land parcels, and certain non-residential properties held for future development.

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2022, 2021, and 2020

(In Thousands)

	2022	2021	2020
Total real estate balance at beginning of year	$6,885,081	$7,468,864	$7,351,979
Additions during the year:
Acquisitions and lease cancellation	1,300,122	723,599	6,062
Capital additions	193,360	168,920	329,156
Amounts related to assets held for sale	—	(253,547)	—
Dispositions and other	(302,169)	(1,222,755)	(218,333)
Total real estate balance at end of year	$8,076,394	$6,885,081	$7,468,864

Accumulated depreciation balance at beginning of year	$2,284,793	$2,455,505	$2,268,839
Depreciation	308,382	298,789	310,400
Amounts related to assets held for sale	—	(107,055)	—
Dispositions and other	(143,292)	(362,446)	(123,734)
Accumulated depreciation balance at end of year	$2,449,883	$2,284,793	$2,455,505