Form 10-Q
period 2023-03-31
Apartment Income REIT Corp.; Apartment Income REIT, L.P.
filed 2023-05-02
CIK 1820877, 926660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Apartment Income REIT Corp. Class A Common Stock outstanding as of April 28, 2023: 149,199,684

EXPLANATORY NOTE

This filing combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2023, of Apartment Income REIT Corp. (“AIR”), Apartment Income REIT, L.P. (“AIR Operating Partnership”), and their consolidated subsidiaries. The AIR Operating Partnership’s condensed consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership, and their consolidated subsidiaries, collectively.

AIR is a self-administered and self-managed real estate investment trust (“REIT”). AIR Operating Partnership owns all of the assets and owes all of the liabilities of the AIR enterprise and manages the daily operations of AIR’s business. AIR owns, through its wholly-owned subsidiaries, all of the common equity, the general partner interest, and special limited partner interest in the AIR Operating Partnership.

As of March 31, 2023, AIR owned approximately 91.2% of the legal interest and 93.3% of the economic interest in the common partnership units of the AIR Operating Partnership, respectively. The remaining 8.8% legal interest is owned by third parties. A portion of the 8.8% owned by third parties is subject to vesting. If the vesting requirements are not met, the 8.8% ownership will be reduced to no less than 6.7%. The legal ownership percentage is based on the outstanding Class A Common Stock of AIR (“Common Stock”) and common OP Units, including unvested restricted stock and unvested LTIP units. The economic ownership percentage includes any unvested restricted stock and unvested LTIP units to the extent they are considered participating securities, as defined by accounting principles generally accepted in the United States (“GAAP”). As the sole general partner of the AIR Operating Partnership, AIR has exclusive control of the AIR Operating Partnership’s day-to-day management.

As stated above, the AIR Operating Partnership holds all of AIR’s assets and manages the daily operations of AIR’s business. Pursuant to the AIR Operating Partnership agreement, AIR is required to contribute to the AIR Operating Partnership all proceeds from the offerings of its securities. In exchange for the contribution of such proceeds, AIR receives additional interests in the AIR Operating Partnership with terms substantially similar to the stock issued by AIR.

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

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Buildings and improvements	$7,019,993	$6,784,965
Land	1,395,140	1,291,429
Total real estate	8,415,133	8,076,394
Accumulated depreciation	(2,534,976)	(2,449,883)
Net real estate	5,880,157	5,626,511
Cash and cash equivalents	90,214	95,797
Restricted cash	24,872	205,608
Goodwill	32,286	32,286
Other assets, net	544,818	591,681
Total assets	$6,572,347	$6,551,883

LIABILITIES AND EQUITY
Non-recourse property debt, net	$2,299,139	$1,985,430
Term loans, net	797,092	796,713
Revolving credit facility borrowings	245,000	462,000
Unsecured notes payable, net	397,577	397,486
Total indebtedness	3,738,808	3,641,629
Accrued liabilities and other	521,494	513,805
Total liabilities	4,260,302	4,155,434

Commitments and contingencies (Note 6)

Preferred noncontrolling interests in AIR Operating Partnership	77,143	77,143

Equity:
Perpetual Preferred Stock	2,000	2,000
Common Stock, $0.01 par value, 1,021,175,000 shares authorized at March 31, 2023 and December 31, 2022, and 149,199,684 and 149,086,548 shares issued/outstanding at March 31, 2023 and December 31, 2022, respectively	1,492	1,491
Additional paid-in capital	3,432,573	3,436,635
Accumulated other comprehensive income	29,070	43,562
Distributions in excess of earnings	(1,405,520)	(1,327,271)
Total AIR equity	2,059,615	2,156,417
Noncontrolling interests in consolidated real estate partnerships	(79,017)	(78,785)
Common noncontrolling interests in AIR Operating Partnership	254,304	241,674
Total equity	2,234,902	2,319,306
Total liabilities, preferred noncontrolling interests in AIR Operating Partnership, and equity	$6,572,347	$6,551,883

See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES
Rental and other property revenues	$209,923	$179,261
Other revenues	2,070	2,217
Total revenues	211,993	181,478

EXPENSES
Property operating expenses	75,453	63,236
Depreciation and amortization	95,666	84,549
General and administrative expenses	7,180	6,597
Other expenses, net	5,798	4,018
	184,097	158,400

Interest income	1,525	13,481
Interest expense	(36,187)	(22,107)
Loss on extinguishment of debt	(2,008)	(23,636)
Gain on dispositions of real estate	—	412,003
Loss from unconsolidated real estate partnerships	(1,035)	(2,014)
(Loss) income before income tax (expense) benefit	(9,809)	400,805
Income tax (expense) benefit	(139)	579
Net (loss) income	(9,948)	401,384

Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(685)	564
Net income attributable to preferred noncontrolling interests in AIR Operating Partnership	(1,570)	(1,603)
Net loss (income) attributable to common noncontrolling interests in AIR Operating Partnership	826	(24,167)
Net income attributable to noncontrolling interests	(1,429)	(25,206)
Net (loss) income attributable to AIR	(11,377)	376,178
Net income attributable to AIR preferred stockholders	(43)	(42)
Net income attributable to participating securities	(37)	(255)
Net (loss) income attributable to AIR common stockholders	$(11,457)	$375,881

Net (loss) income attributable to AIR common stockholders per share – basic	$(0.08)	$2.40
Net (loss) income attributable to AIR common stockholders per share – diluted	$(0.08)	$2.39

Weighted-average common shares outstanding – basic	148,810	156,736
Weighted-average common shares outstanding – diluted	148,810	157,088

See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(9,948)	$401,384
Unrealized loss on derivative instruments	(19,748)	(783)
Reclassification of interest rate derivative loss to net (loss) income	4,154	—
Comprehensive (loss) income	(25,542)	400,601
Comprehensive income attributable to noncontrolling interests	(327)	(25,206)
Comprehensive (loss) income attributable to AIR	$(25,869)	$375,395

See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2023 and 2022

(In thousands, except share data)

(Unaudited)

	Perpetual Preferred Stock		Common Stock			Accumulated			Noncontrolling Interests in	Common Noncontrolling Interests in
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid- in Capital	Other Comprehensive Income	Distributions in Excess of Earnings	Total AIR Equity	Consolidated Real Estate Partnerships	AIR Operating Partnership	Total Equity
Balances at December 31, 2021	145	$2,129	156,998,367	$1,570	$3,763,105	$—	$(1,953,779)	$1,813,025	$(70,883)	$197,013	$1,939,155
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(3,452)	(3,452)
Amortization of share-based compensation cost	—	—	—	—	1,890	—	—	1,890	—	860	2,750
Effect of changes in ownership of consolidated entities	—	—	—	—	(2,686)	—	—	(2,686)	—	2,686	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	4,325	—	4,325
Change in accumulated other comprehensive income	—	—	—	—	—	(783)	—	(783)	—	—	(783)
Net income (loss)	—	—	—	—	—	—	376,178	376,178	(564)	24,167	399,781
Common Stock dividends	—	—	—	—	—	—	(70,428)	(70,428)	—	—	(70,428)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,147)	(4,447)	(7,594)
Other, net	(125)	(129)	84,456	1	148	—	(48)	(28)	112	—	84
Balances at March 31, 2022	20	$2,000	157,082,823	$1,571	$3,762,457	$(783)	$(1,648,077)	$2,117,168	$(70,157)	$216,827	$2,263,838

Balances at December 31, 2022	20	$2,000	149,086,548	$1,491	$3,436,635	$43,562	$(1,327,271)	$2,156,417	$(78,785)	$241,674	$2,319,306
Issuance of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	22,383	22,383
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(10,529)	(10,529)
Amortization of share-based compensation cost	—	—	—	—	1,971	—	—	1,971	—	1,155	3,126
Effect of changes in ownership of consolidated entities	—	—	—	—	(6,102)	—	—	(6,102)	—	6,102	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	1,567	—	1,567
Change in accumulated other comprehensive income	—	—	—	—	—	(14,492)	—	(14,492)	—	(1,102)	(15,594)
Net (loss) income	—	—	—	—	—	—	(11,377)	(11,377)	685	(826)	(11,518)
Common Stock dividends	—	—	—	—	—	—	(66,939)	(66,939)	—	—	(66,939)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,485)	(4,552)	(7,037)
Other, net	—	—	113,136	1	69	—	67	137	1	(1)	137
Balances at March 31, 2023	20	$2,000	149,199,684	$1,492	$3,432,573	$29,070	$(1,405,520)	$2,059,615	$(79,017)	$254,304	$2,234,902

See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,948)	$401,384
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	95,666	84,549
Loss on extinguishment of debt	2,008	23,636
Gain on dispositions of real estate	—	(412,003)
Income tax expense (benefit)	139	(579)
Other, net	5,955	5,485
Net changes in operating assets and operating liabilities	(4,926)	(29,765)
Net cash provided by operating activities	88,894	72,707
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(180,673)	—
Capital expenditures	(34,278)	(37,302)
Proceeds from dispositions of real estate	—	559,093
Other investing activities, net	23,689	(8,532)
Net cash (used in) provided by investing activities	(191,262)	513,259
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	320,000	—
Principal repayments on non-recourse property debt	(96,294)	(346,298)
Borrowings on revolving credit facility	—	159,000
Repayments of revolving credit facility	(217,000)	(286,000)
Payment of deferred loan costs	(4,964)	—
Payment of debt extinguishment costs	(1,115)	(22,723)
Payment of dividends to holders of Common Stock	(67,121)	(70,652)
Redemptions of noncontrolling interests in the AIR Operating Partnership	(10,529)	(3,452)
Other financing activities, net	(6,928)	(4,691)
Net cash used in financing activities	(83,951)	(574,816)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(186,319)	11,150
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	301,405	92,761
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$115,086	$103,911

See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Buildings and improvements	$7,019,993	$6,784,965
Land	1,395,140	1,291,429
Total real estate	8,415,133	8,076,394
Accumulated depreciation	(2,534,976)	(2,449,883)
Net real estate	5,880,157	5,626,511
Cash and cash equivalents	90,214	95,797
Restricted cash	24,872	205,608
Goodwill	32,286	32,286
Other assets, net	544,818	591,681
Total assets	$6,572,347	$6,551,883

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt, net	$2,299,139	$1,985,430
Term loans, net	797,092	796,713
Revolving credit facility borrowings	245,000	462,000
Unsecured notes payable, net	397,577	397,486
Total indebtedness	3,738,808	3,641,629
Accrued liabilities and other	521,494	513,805
Total liabilities	4,260,302	4,155,434

Commitments and contingencies (Note 6)

Redeemable preferred units	77,143	77,143

Partners’ capital:
Preferred units	2,000	2,000
General Partner and Special Limited Partner	2,057,615	2,154,417
Limited Partners	254,304	241,674
Partners’ capital attributable to the AIR Operating Partnership	2,313,919	2,398,091
Noncontrolling interests in consolidated real estate partnerships	(79,017)	(78,785)
Total partners’ capital	2,234,902	2,319,306
Total liabilities, redeemable preferred units, and partners’ capital	$6,572,347	$6,551,883

See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUES
Rental and other property revenues	$209,923	$179,261
Other revenues	2,070	2,217
Total revenues	211,993	181,478

EXPENSES
Property operating expenses	75,453	63,236
Depreciation and amortization	95,666	84,549
General and administrative expenses	7,180	6,597
Other expenses, net	5,798	4,018
	184,097	158,400

Interest income	1,525	13,481
Interest expense	(36,187)	(22,107)
Loss on extinguishment of debt	(2,008)	(23,636)
Gain on dispositions of real estate	—	412,003
Loss from unconsolidated real estate partnerships	(1,035)	(2,014)
(Loss) income before income tax (expense) benefit	(9,809)	400,805
Income tax (expense) benefit	(139)	579
Net (loss) income	(9,948)	401,384
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(685)	564
Net (loss) income attributable to the AIR Operating Partnership	(10,633)	401,948
Net income attributable to the AIR Operating Partnership’s preferred unitholders	(1,613)	(1,645)
Net income attributable to participating securities	(37)	(255)
Net (loss) income attributable to the AIR Operating Partnership’s common unitholders	$(12,283)	$400,048

Net (loss) income attributable to the AIR Operating Partnership common unitholders per unit – basic	$(0.08)	$2.40
Net (loss) income attributable to the AIR Operating Partnership common unitholders per unit – diluted	$(0.08)	$2.39

Weighted-average common units outstanding – basic	159,284	166,853
Weighted-average common units outstanding – diluted	159,284	167,205

See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(9,948)	$401,384
Unrealized loss on derivative instruments	(19,748)	(783)
Reclassification of interest rate derivative loss to net (loss) income	4,154	—
Comprehensive (loss) income	(25,542)	400,601
Comprehensive (income) loss attributable to noncontrolling interests	(685)	564
Comprehensive (loss) income attributable to the AIR Operating Partnership	$(26,227)	$401,165

See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners’ Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners’ Capital
Balances at December 31, 2021	$2,129	$1,810,896	$197,013	$2,010,038	$(70,883)	$1,939,155
Redemption of common partnership units	—	—	(3,452)	(3,452)	—	(3,452)
Amortization of share-based compensation cost	—	1,890	860	2,750	—	2,750
Effect of changes in ownership of consolidated entities	—	(2,686)	2,686	—	—	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	4,325	4,325
Change in other comprehensive loss	—	(783)	—	(783)	—	(783)
Net income (loss)	—	376,178	24,167	400,345	(564)	399,781
Distributions to common unitholders	—	(70,428)	—	(70,428)	—	(70,428)
Distributions to noncontrolling interests	—	—	(4,447)	(4,447)	(3,147)	(7,594)
Other, net	(129)	101	—	(28)	112	84
Balances at March 31, 2022	$2,000	$2,115,168	$216,827	$2,333,995	$(70,157)	$2,263,838

Balances at December 31, 2022	$2,000	$2,154,417	$241,674	$2,398,091	$(78,785)	$2,319,306
Redemption of common partnership units	—	—	(10,529)	(10,529)	—	(10,529)
Issuance of common partnership units	—	—	22,383	22,383	—	22,383
Amortization of share-based compensation cost	—	1,971	1,155	3,126	—	3,126
Effect of changes in ownership of consolidated entities	—	(6,102)	6,102	—	—	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	1,567	1,567
Change in other comprehensive loss	—	(14,492)	(1,102)	(15,594)	—	(15,594)
Net (loss) income	—	(11,377)	(826)	(12,203)	685	(11,518)
Distributions to common unitholders	—	(66,939)	(4,552)	(71,491)	—	(71,491)
Distributions to noncontrolling interests	—	—	—	—	(2,485)	(2,485)
Other, net	—	137	(1)	136	1	137
Balances at March 31, 2023	$2,000	$2,057,615	$254,304	$2,313,919	$(79,017)	$2,234,902

See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,948)	$401,384
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	95,666	84,549
Loss on extinguishment of debt	2,008	23,636
Gain on dispositions of real estate	—	(412,003)
Income tax expense (benefit)	139	(579)
Other, net	5,955	5,485
Net changes in operating assets and operating liabilities	(4,926)	(29,765)
Net cash provided by operating activities	88,894	72,707
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(180,673)	—
Capital expenditures	(34,278)	(37,302)
Proceeds from dispositions of real estate	—	559,093
Other investing activities, net	23,689	(8,532)
Net cash (used in) provided by investing activities	(191,262)	513,259
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	320,000	—
Principal repayments on non-recourse property debt	(96,294)	(346,298)
Borrowings on revolving credit facility	—	159,000
Repayments of revolving credit facility	(217,000)	(286,000)
Payment of deferred loan costs	(4,964)	—
Payment of debt extinguishment costs	(1,115)	(22,723)
Payment of distributions General Partner and Special Limited Partner	(67,121)	(70,652)
Redemption of common and preferred units	(10,529)	(3,452)
Other financing activities, net	(6,928)	(4,691)
Net cash used in financing activities	(83,951)	(574,816)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(186,319)	11,150
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	301,405	92,761
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$115,086	$103,911

See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The condensed consolidated balance sheets of AIR, the AIR Operating Partnership, and their consolidated subsidiaries as of December 31, 2022, have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2022. Except where indicated, the footnotes refer to AIR, the AIR Operating Partnership and their consolidated subsidiaries, collectively.

Reclassifications

Certain prior period balances in the condensed consolidated balance sheets and statements of cash flows have been combined to conform to current period presentation pursuant to Rule 10-01(a)(2) of Regulation S-X of the SEC. These changes had no impact on net income (loss), cash flows, assets and liabilities, stockholders’ equity or partners’ capital previously reported.

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

We own and operate a portfolio of apartment communities, diversified by both geography and price point, in 10 states and the District of Columbia. As of March 31, 2023, our portfolio included 75 apartment communities with 25,797 apartment homes, in which we held an average ownership of approximately 88%. We also have one land parcel and one indirect land interest that we lease to third parties.

Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of March 31, 2023, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 163,633,131 common OP Units outstanding. As of March 31, 2023, AIR owned 149,199,684 of the common OP Units of the AIR Operating Partnership and AIR had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock. AIR’s ownership of the total common OP Units outstanding represents a 91.2% legal interest in the AIR Operating Partnership and a 93.3% economic interest.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate variable interest entities (“VIEs”), in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of March 31, 2023 and December 31, 2022, AIR consolidated seven VIEs, including the AIR Operating Partnership.

Redeemable Preferred OP Units

The AIR Operating Partnership has various classes of preferred OP Units. Each class of preferred OP Units is currently redeemable at the holders’ option. The AIR Operating Partnership, at its sole discretion, may settle such redemption requests in cash or cause AIR to issue shares of its Common Stock with a value equal to the redemption price. The preferred OP Units are therefore presented within temporary equity in AIR’s condensed consolidated balance sheets and within temporary partners’ capital in the AIR Operating Partnership’s condensed consolidated balance sheets.

The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units’ redemption value (in thousands):

Balance at January 1, 2023	$77,143
Preferred distributions	(1,570)
Net income allocated to preferred units	1,570
Balance at March 31, 2023	$77,143

The AIR Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of March 31, 2023 and December 31, 2022, the AIR Operating Partnership had 2,846,574 redeemable preferred OP Units issued and outstanding. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the condensed consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Note 3 — Significant Transactions

Apartment Community Acquisitions

During the three months ended March 31, 2023, we acquired one apartment community in South Florida, with 495 apartment homes, and 29,000 square feet of commercial space. Summarized information regarding this acquisition is set forth in the table below (dollars in thousands):

Purchase price	$298,000
Capitalized transaction costs	5,469
Total consideration (1)	$303,469

Land	$99,338
Building and improvements	187,427
Intangible assets (2)	12,077
Mark-to-market on debt assumed	7,370
Below-market lease liabilities (2)	(2,743)
Total consideration (1)	$303,469
(1)
Total consideration includes $101.2 million of debt assumed and the issuance of $22.4 million in common OP Units.
(2)
Intangible assets and below-market lease liabilities have a weighted-average term of 1.4 years and 0.5 years, respectively.

Apartment Community Dispositions

During the three months ended March 31, 2023, we did not sell any apartment communities.

During the three months ended March 31, 2022, we sold eight apartment communities with 1,332 homes for a gain on dispositions of $413.1 million.

At the end of each reporting period we evaluate whether such communities meet the criteria to be classified as held for sale. As of March 31, 2023, no communities were classified as held for sale.

Note 4 — Leases

Tenant Lessor Arrangements

The majority of lease payments we receive from our residents are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended March 31,
	2023	2022
Fixed lease income	$196,336	$168,230
Variable lease income	13,288	10,805
Total lease income	$209,624	$179,035

Generally, our residential leases do not provide extension options and, as of March 31, 2023, have an average remaining term of 14.0 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. As of March 31, 2023 future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows (in thousands):

2023 (remaining)	$356,956
2024	152,226
2025	21,602
2026	11,215
2027	9,928
Thereafter	37,332
Total	$589,259

Note 5 — Debt

The following table summarizes debt as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Secured debt:
Fixed-rate property debt due May 2025 to January 2055 (1)	$2,312,196	$1,906,151
Variable-rate property debt	—	88,500
Total non-recourse property debt	2,312,196	1,994,651
Debt issuance costs, net of accumulated amortization	(13,057)	(9,221)
Total non-recourse property debt, net	$2,299,139	$1,985,430

Unsecured debt:
Term loans due December 2023 to April 2026 (2) (3)	800,000	800,000
Revolving credit facility borrowings due April 2025 (2) (4)	245,000	462,000
4.58% Notes payable due June 2027	100,000	100,000
4.77% Notes payable due June 2029	100,000	100,000
4.84% Notes payable due June 2032	200,000	200,000
Total unsecured debt	1,445,000	1,662,000
Debt issuance costs, net of accumulated amortization	(5,331)	(5,801)
Total unsecured debt, net	$1,439,669	$1,656,199
Total indebtedness	$3,738,808	$3,641,629
(1)
The stated rates on our fixed-rate property debt are 2.4% to 5.7%.
(2)
We hedged $830 million of our floating rate debt through placement of floating to fixed rate swaps, which have been designated as cash flow hedges. These hedges lock $830 million of floating rate debt at an all in cost of 4.1%. As of March 31, 2023, the weighted-average remaining term of these hedges was 4.2 years.
(3)
The term loans bear interest at a 1-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and a SOFR adjustment of 10-basis points, based on our current credit rating. As of March 31, 2023, the weighted-average interest rate for our term loans, which is fixed via interest rate swaps was 4.1%. The term loans mature on the following schedule: $150 million mature on December 15, 2023, with two one-year extension options; $300 million mature on December 15, 2024, with a one-year extension option; $150 million mature on December 15, 2025; and $200 million mature on April 14, 2026.
(4)
As of March 31, 2023, we had capacity to borrow up to $750.7 million under our revolving credit facility after consideration of undrawn letters of credit. The revolving credit facility bears interest at a 1-month Term SOFR plus 0.89%, based on our current credit rating, and a SOFR adjustment of 10-basis points. As of March 31, 2023, the weighted-average interest rate for our revolving credit facility was 5.6%.

During the three months ended March 31, 2023, AIR borrowed $320 million using 10-year fixed rate financing, bearing interest at 4.9%. Proceeds were used to refinance a floating rate loan and reduce borrowings by $230 million on our revolving credit facility. In April 2023, we established a secured credit facility that provides for $1 billion of committed property level financing, on an as needed basis. The facility has minimal upfront costs and provides AIR the opportunity to access this financing for the next 10 years.

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

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of March 31, 2023, are immaterial to our condensed consolidated financial statements.

Note 7 — Earnings and Dividends per Share and per Unit

Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit are as follows (in thousands, except per share and per unit data):

	Three Months Ended March 31,
	2023	2022
Earnings per share
Numerator:
Net (loss) income attributable to AIR common stockholders	$(11,457)	$375,881

Denominator – shares:
Basic weighted-average common shares outstanding	148,810	156,736
Dilutive common share equivalents outstanding	—	352
Dilutive weighted-average common shares outstanding	148,810	157,088

Earnings per share – basic	$(0.08)	$2.40
Earnings per share – diluted	$(0.08)	$2.39

Earnings per unit
Numerator:
Net (loss) income attributable to the AIR Operating Partnership’s common unitholders	$(12,283)	$400,048

Denominator – units:
Basic weighted-average common units outstanding	159,284	166,853
Dilutive common unit equivalents outstanding	—	352
Dilutive weighted-average common units outstanding	159,284	167,205

Earnings per unit – basic	$(0.08)	$2.40
Earnings per unit – diluted	$(0.08)	$2.39

For the three months ended March 31, 2023 and 2022, dividends and distributions paid per share of Common Stock and per common unit was $0.45.

The number of common share equivalent securities excluded from the diluted earnings per share calculation were 2.2 million for the three months ended March 31, 2023. These securities, which include preferred OP Units redeemable for Common Stock, were excluded from the earnings per share calculation as they are anti-dilutive.

Note 8 — Fair Value Measurements

We estimate the fair value of certain assets and liabilities using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. A three-level valuation hierarchy prioritizes observable and unobservable inputs used to measure fair value, as described below:

•
Level 1 – Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•
Level 2 – Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.
•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

Recurring Fair Value Measurements

The following table summarizes investments measured at fair value on a recurring basis, which are presented in other assets, net, and accrued liabilities and other in our condensed consolidated balance sheets (in thousands):

	As of March 31, 2023				As of December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate option	$53,304	$—	$53,304	$—	$53,481	$—	$53,481	$—
Interest rate swaps	$19,386	$—	$19,386	$—	$32,222	$—	$32,222	$—
Treasury rate locks	$(1,908)	$—	$(1,908)	$—	$319	$—	$319	$—

Financial Assets and Liabilities Not Measured at Fair Value

We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of March 31, 2023 and December 31, 2022, due to their relatively short-term nature and high probability of realization. The carrying value of our revolving credit facility and term loans, which we classify as Level 2 in the GAAP fair value hierarchy, approximated their estimated fair value as of March 31, 2023 and December 31, 2022, as they bear interest at floating rates which approximate market rates.

We classify the fair value of our non-recourse property debt, unsecured notes payable, and seller financing notes receivable within Level 2 of the GAAP fair value hierarchy, as summarized in the following table (in thousands):

	As of March 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$2,312,196	$2,121,819	$1,994,651	$1,753,222
Unsecured notes payable	$400,000	$373,290	$400,000	$371,368
Seller financing note receivable, net (1)	$31,820	$33,370	$31,611	$32,286
(1)
During the year ended December 31, 2022, we provided $40.0 million of seller financing as partial consideration for the sale of our New England portfolio. The contractual interest rate on the note is 4.5%. The difference between the stated rate and the effective interest rate as of the date of sale resulted in a discount recorded of $8.5 million. The seller financing note and related discount are included in other assets, net in our condensed consolidated balance sheets.

Note 9 — Derivative Financial Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

From time to time, we use derivative financial instruments, principally interest rate swaps and treasury rate locks, to reduce our exposure to interest rate risk. Our objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in interest rate movements. We also enter into derivative financial instruments to manage exposure to economic risks that may not qualify for hedge accounting treatment. We do not hold or issue derivatives for speculative purposes and closely monitor the credit quality of institutions with which we transact.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps and treasury locks as part of our interest rate management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amounts.

The changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings as interest payments are made on our variable-rate debt. As of March 31, 2023, we estimate that during the next twelve months, we will reclassify into earnings approximately $17.2 million of the unrealized gain in accumulated other comprehensive income. The changes in fair value of derivatives not designated as cash flow hedges are recognized in other expense, net, in our condensed consolidated statements of operations.

The following table summarizes our derivative financial instruments and hedging activity (dollars in thousands):

	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)		Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value		Fair Value
	March 31, 2023	March 31, 2023	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	10	$830,000	$19,624	$32,222	$(238)	$—
Treasury rate locks	1	220,000	236	319	—	—
Derivatives not designated as hedging instruments:
Treasury rate locks	4	$391,000	$—	$—	$(2,144)	$—

During the three months ended March 31, 2023, we recognized a loss of $2.1 million related to the mark-to-market adjustment for derivatives not designated as cash flow hedges in other expense, net, in our condensed consolidated statements of operations.

Note 10 — Variable Interest Entities

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

The table below summarizes apartment community information regarding VIEs consolidated by the AIR Operating Partnership:

	March 31, 2023	December 31, 2022
VIEs with interests in apartment communities	5	5
Apartment communities owned by VIEs	16	16
Apartment homes in communities owned by VIEs	5,369	5,369

Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs, excluding those of the AIR Operating Partnership, are summarized in the table below (in thousands):

	March 31, 2023	December 31, 2022
ASSETS:
Net real estate	$1,056,591	$1,066,482
Cash and cash equivalents	63,330	54,319
Restricted cash	1,886	2,378
Other assets, net	25,685	20,944
LIABILITIES:
Non-recourse property debt, net	$1,208,171	$1,212,065
Accrued liabilities and other	36,603	35,365

Unconsolidated Entities

We have a 20% interest in a joint venture with an affiliate of Blackstone, which meets the definition of a VIE. The joint venture includes three multi-family properties with 1,748 units located in Virginia. We are not the primary beneficiary and do not consolidate these communities. As of March 31, 2023 and December 31, 2022, the carrying value of the investment of $20.3 million and $20.7 million, respectively, is included in other assets, net, in our condensed consolidated balance sheets. AIR’s exposure to the obligations of the VIE is limited to the carrying value of the limited partnership interests and 20% of Blackstone’s guarantor liabilities, which were $79.0 million as of March 31, 2023.

We have an interest in a partnership that owns Parkmerced Apartments, which meets the definition of a VIE. However, we are not the primary beneficiary and do not consolidate this partnership. As of March 31, 2023 and December 31, 2022, the investment balance of $158.7 million is included in other assets, net, in our condensed consolidated balance sheets. Subsequent to the December 2020 separation from Apartment Investment and Management Company (“Aimco”), all risks and rewards of ownership are Aimco’s; however, as legal transfer has not occurred, there is an equal and offsetting liability included in accrued liabilities and other in our condensed consolidated balance sheets. Accordingly, there is no net effect on AIR’s stockholders’ equity or the AIR Operating Partnership’s partners’ capital.

Note 11 — Business Segments

We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR and have reached a stabilized level of operations. Our Other Real Estate segment includes four properties acquired in 2022, four properties previously leased to Aimco, one property acquired in 2023, and three communities that do not meet the criteria to be classified as Same Store.

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

As of March 31, 2023, our Same Store segment included 63 apartment communities with 22,794 apartment homes and our Other Real Estate segment included 12 apartment communities with 3,003 apartment homes.

The following tables present the total revenues, property operating expenses, proportionate property net operating income (loss), and (loss) income before income tax (expense) benefit of our segments on a proportionate basis, excluding amounts related to communities sold. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of March 31, 2023 (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended March 31, 2023:
Total revenues	$157,902	$30,075	$21,943	$2,073	$211,993
Property operating expenses	41,247	11,457	11,366	11,383	75,453
Other operating expenses not allocated to segments (3)	—	—	—	108,644	108,644
Total operating expenses	41,247	11,457	11,366	120,027	184,097
Proportionate property net operating income (loss)	116,655	18,618	10,577	(117,954)	27,896
Other items included in (loss) income before income tax (expense) benefit (4)	—	—	—	(37,705)	(37,705)
(Loss) income before income tax (expense) benefit	$116,655	$18,618	$10,577	$(155,659)	$(9,809)

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended March 31, 2022:
Total revenues	$143,330	$1,436	$19,534	$17,178	$181,478
Property operating expenses	39,887	1,113	9,873	12,363	63,236
Other operating expenses not allocated to segments (3)	—	—	—	95,164	95,164
Total operating expenses	39,887	1,113	9,873	107,527	158,400
Proportionate property net operating income (loss)	103,443	323	9,661	(90,349)	23,078
Other items included in (loss) income before income tax (expense) benefit (4)	—	—	—	377,727	377,727
(Loss) income before income tax (expense) benefit	$103,443	$323	$9,661	$287,378	$400,805

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
(2)
Includes: (i) the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any, (ii) property management revenues, which are not part of our segment performance measure, property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure, and (iii) the depreciation of capitalized costs of non-real estate assets.
(3)
Includes depreciation and amortization, general and administrative expenses, and other expenses, net, and may also include provision for real estate impairment loss and write-offs of deferred leasing commissions, which are not included in our measure of segment performance.
(4)
Includes interest income, interest expense, loss on extinguishment of debt, gain on dispositions of real estate, and loss from unconsolidated real estate partnerships.

The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	March 31, 2023	December 31, 2022
Same Store	$4,603,938	$4,610,356
Other Real Estate	1,544,950	1,289,896
Corporate and other assets (1)	423,459	651,631
Total consolidated assets	$6,572,347	$6,551,883
(1)
Includes the assets not allocated to our segments including: (i) corporate assets; (ii) the mezzanine loan investment where the rights and obligations of ownership have been assigned to Aimco; and (iii) properties sold or classified as held for sale.

For the three months ended March 31, 2023 and 2022, capital additions related to our segments were as follows (in thousands):

	2023	2022
Same Store	$33,599	$35,760
Other Real Estate	3,392	293
Total capital additions	$36,991	$36,053

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

These forward-looking statements are based on management’s current expectations, estimates and assumptions and subject to risks and uncertainties, that could cause actual results to differ materially from such forward-looking statements, including, but not limited to: real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including inflation, the pace of job growth, the level of unemployment, and recession; the amount, location, and quality of competitive new housing supply, which may be impacted by global supply chain disruptions; the timing and effects of acquisitions and dispositions; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; loss of key personnel; AIR’s ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including interest rate changes and the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by AIR. Other risks and uncertainties are described in this Quarterly Report on Form 10-Q, as well as the section entitled “Risk Factors” in Item 1A of AIR’s and AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2022, and subsequent filings with the SEC.

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
•
Maintain an efficient cost structure and our commitment to keep net general and administrative expenses less than or equal to 15-basis points of gross asset value.
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

We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point. As of March 31, 2023, our portfolio included 75 apartment communities with 25,797 apartment homes in which we held an average ownership of approximately 88%.

Our business is organized around four areas of strategic focus: operational excellence; portfolio management; balance sheet; and team and culture. The results from the execution of our strategy are further described in the sections that follow.

Operational Excellence

Same Store highlights for the first quarter of 2023 include:

•
Revenue increased by 10.1% and net operating income (“NOI”) increased by 12.7%, compared to the first quarter of 2022;
•
Controllable operating expenses, which we define as property expenses less real estate taxes, insurance, and utility expenses, declined by 20-basis points compared to the first quarter of 2022;
•
NOI margins were 73.9%, up 170-basis points compared to the first quarter of 2022; and
•
Our proportionate share of residential accounts receivable was $6.7 million as of March 31, 2023, a 10% reduction from the start of the year, and the number of residents delinquent by two or more months was 160, a 36% reduction from approximately 250 at the start of the year. During April 2023, the number of residents delinquent by two or more months declined further to 130; all of which are now in the collection process.

Same Store Markets

First quarter lease rates were consistent with the assumptions of our annual plan, and reflect a slowing pace of growth due to lower inflation. ADO declined 40 basis points year-over-year and while demand was lower than 2022's record breaking levels, it was consistent with our expectations and in-line with historical norms. AIR's signed new leases and renewals were up 8.7% and 8.4%, respectively. Blended rates were up 8.6%, inclusive of a 20-basis point benefit from acquisition class of 2021, a 90-basis point benefit from revenue enhancing investments in capital improvements, and a 110-basis point benefit due to our allocation to the Southeast Florida market.

Inflation

In recent years, apartment investors benefited from declining cap rates, low cost of leverage, and inflation. As inflation eases and interest and cap rates normalize, investment results may be expected to be more influenced by such operational metrics as resident retention and cost control.

Recent Acquisitions

Recent acquisitions include ten properties acquired in 2021, 2022, and 2023. In aggregate, these acquisitions represent approximately 17% of AIR GAV. Operating results are improving significantly due to the AIR Edge. The changes made by AIR to improve the resident profile, optimize the rent roll, reduce costs, and make other income generating improvements. These changes are typically iterative with results lagging until earned in as leases expire and new leases made. The impacts of the AIR Edge are generally most significant between the second and fourth year of ownership, during which time profitability increases much faster than in Same Store. This outperformance contributes substantially to our ability to meet our investment targets of unlevered internal rates of return (“IRR”) above 10%, and more than 200-basis points above AIR’s cost of capital.

The five properties acquired in 2021 represent 8% of GAV and are now included in the Same Store portfolio. In the first quarter, revenues increased 16.3% and expenses declined by 2.3%, providing 27.3% NOI growth. These results contributed an incremental 60-basis points to Same Store revenue growth, a negative 80-basis points to Same Store expense growth, and 130-basis points to Same Store NOI growth.

The four properties acquired in 2022 represent 6% of GAV and are part of our Acquisition portfolio. In the first quarter, ADO increased by 100-basis points and revenue grew by 5.5% sequentially. The three Florida properties continue to perform in line with underwriting. The fourth property, Willard Towers, is located in Chevy Chase, MD. We have concluded that the strength of the submarket supports a more transformational capital program than originally planned. We expect this will generate an unlevered IRR higher than previously underwritten.

Southgate Towers, acquired earlier this year, represents 3% of GAV and is also part of our Acquisition portfolio. In the first 90 days of AIR ownership, ADO increased by 120-basis points above underwriting, reflecting the continuing strong demand in South Beach.

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

Since the Separation at year-end 2020, AIR has sold properties for $4.1 billion, approximately 41% of AIR’s gross asset value, and used $2.2 billion to reduce leverage and $1.9 billion to acquire properties that improve the quality and expected profitability of our real estate portfolio. The $1.9 billion of acquisitions since 2021 represents 17% of AIR GAV and their incomes are growing faster than Same Store income. We expect to make further acquisitions and to increase our allocation to higher growth properties.

AIR uses “paired trades” to fund acquisitions, basing our cost of capital on the anticipated unlevered IRR of the communities or joint venture interests sold. We require a spread, or accretion, also measured by an unlevered IRR, higher by 200-basis points or more from the communities acquired. This excess return is driven in part by what we call the AIR Edge, the cumulative result of our focus on resident selection, satisfaction, and retention, continuing property upgrades, and relentless innovation in delivering best-in-class property management.

The chart below shows changes in portfolio quality based on customer incomes and apartment rents.

	AIR	Aimco
	Q1 2023	Q4 2019	Change
Residents
Average Household Income	$246,000	$165,000	49%
Median Household Income	$170,000	$116,000	47%
CSAT Score (1)	4.29	4.30	(0.01)
Resident Retention	61.9%	56.8%	5.1%
Portfolio
Properties	75	124	(40%)
Apartment Homes	22,696	32,598	(30%)
Average Revenue per Apartment Home	$2,766	$2,272	22%
Redevelopment and Development ($M)	$—	$230	($230)
Mezzanine Investments ($M)	$—	$280	($280)
(1)
Customer satisfaction (“CSAT”), as graded on a scale from zero to five.

Over the same period, we have improved AIR’s portfolio by reducing our exposure to regulatory risk. We have achieved this through property sales in the New York City, Chicago, Seattle, and California markets, as well as through a strategic joint venture in California. This has allowed AIR to reallocate capital into states such as Florida, with a more predictable rule of law, and into submarkets such as Miami-Dade and Broward counties with higher growth.

As a paired trade investor, AIR is agnostic to market changes insofar as we buy and sell properties in the same market conditions, with focus on gaining an accretive “spread.” As market conditions change, AIR adjusts target returns and spreads to reflect our changed cost of capital. Our paired trade approach is intended to ensure that new acquisitions are accretive to earnings in the near-term and will generate attractive spreads to unlevered IRRs in the long-term.

As part of our portfolio strategy, we seek to sell communities with lower expected free cash flow internal rates of return and reinvest the proceeds from such sales in accretive uses such as capital enhancements (where we expect sustained incremental NOI as a result of the investment providing investment returns averaging greater than a 10% IRR), share repurchases, and selective acquisitions of stabilized communities with projected free cash flow internal rates of return more than 200-basis points higher than expected from the communities being sold. When the cost of capital is favorable, we will look to grow through the acquisition of stabilized apartment communities that we believe we can operate more efficiently than their previous owners through application of the AIR Edge. Through this disciplined approach to capital allocation, we expect to increase the quality and expected growth rate of our portfolio.

Transactions

Acquisitions

As previously announced, in January, 2023 AIR acquired for $298 million, Southgate Towers, a 495-unit luxury apartment community with 29,000 square feet of commercial space located in the South Beach neighborhood of Miami Beach. AIR’s presence in South Beach, a submarket with limited competitive supply, now comprises 1,630 apartment homes between Flamingo Towers and Southgate Towers. This transaction demonstrates AIR’s use of distinctive acquisition currencies including the cash proceeds from the fourth quarter 2022 sale of our New England portfolio, the assumption of $101.2 million of property debt maturing in 2036 with interest at 4.15%, and the issuance of $22.4 million of OP Units. The acquisition is expected to provide an unlevered IRR 200-basis points or higher than our cost of capital, driven by the implementation of the AIR Edge.

Dispositions

During the three months ended March 31, 2023, we did not sell any apartment communities.

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

Components of Leverage

Our leverage includes AIR’s share of long-term, non-recourse property debt secured by our apartment communities, together with outstanding borrowings under our revolving credit facility, term loans, unsecured notes payable, and preferred equity.

During the three months ended March 31, 2023, and on a leverage neutral basis, AIR borrowed $320 million using 10-year fixed rate financing, bearing interest at 4.9%. We used the proceeds to refinance a floating-rate loan and to reduce by $230 million borrowings on our revolving credit facility. This transaction reduced floating-rate debt not subject to interest rate caps or swaps to $120 million, 4% of outstanding leverage, net of cash on-hand, and increased our weighted-average maturity by nine months. As a result of these transactions, AIR has no debt maturing before the second quarter of 2025.

Please see the Liquidity and Capital Resources section for additional information regarding our leverage and the Leverage Ratios subsection of the Non-GAAP Measures section for further information about the calculation of our leverage ratios.

Liquidity

We use our revolving credit facility for working capital and other short-term purposes, and to secure letters of credit. As of March 31, 2023, our share of cash and restricted cash, excluding amounts related to tenant security deposits, was $97.5 million (invested in interests in federal government obligations) and we had the capacity to borrow up to $750.7 million on our $1 billion revolving credit facility.

In April 2023, we established a secured credit facility with Fannie Mae that provides for up to $1 billion of committed property level financing, on an as needed basis. This facility has minimal upfront costs, a 10-year duration, allows for the removal and substitution of properties, and is priced based on the Fannie Mae grid, which usually and today is lower than public and private bond pricing. After consideration of the secured facility, total liquidity is approximately $1.8 billion.

We manage our financial flexibility by maintaining investment grade ratings that enhance access to debt capital markets, and holding communities unencumbered by property debt that provide access to secured lenders and, in particular, the attractive availability and pricing of Fannie Mae and Freddy Mac. As of March 31, 2023, we held apartment communities unencumbered by debt with an estimated fair market value of approximately $7.1 billion.

Dividend and Equity Capital Markets

On April 25, 2023, our Board of Directors declared a quarterly cash dividend of $0.45 per share of Common Stock. This amount is payable on May 30, 2023, to shareholders of record on May 19, 2023. In setting AIR’s 2023 dividend, our Board of Directors targeted a dividend level of approximately 75% of full year FFO per share.

We expect that the after-tax dividend will benefit from AIR's refreshed tax basis. In 2022, approximately 86% of our dividend was taxable at capital gain rates, with the remainder taxable at ordinary income rates. We believe the tax characteristics of our dividend makes our stock more attractive to taxable investors, such as foreign investors, taxable individuals, and corporations, than dividends paid by peer REITs whose dividends are taxed at higher rates. For example, AIR’s dividend characteristics in 2022 compare favorably to a peer average of approximately 19% at capital gains rates (versus AIR at 86%); 71% at ordinary income rates (versus AIR at 14%), and 10% treated as return of capital. As a result, an investor in AIR common shares would retain after tax approximately 39% more of its dividend than would be retained after tax by an investor in the average of peer shares.

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

Our focus on our team and culture is widely recognized. In 2023, AIR was named a Kingsley Excellence Elite Five multifamily company and a winner of the 2023 Kingsley Excellence Awards for customer service. Of the winners, AIR ranked second among all operators, and first among publicly traded REITs. AIR is committed to world-class customer service, which we deliver through listening to, learning from, and responding to our residents every day. We also benefit from the support of great leadership, contributions from exceptional teammates, and a strong culture. These strengths are confirmed by such awards as AIR's 2023 Top Workplaces USA Award (the second consecutive year), a 10 time winner of Top Workplace in Colorado (by the Denver Post), Top Workplace in Philadelphia (by The Philadelphia Inquirer), as well as Built in 2023 Best Places to Work in Colorado, Los Angeles, Miami, and Washington, DC. We take seriously our responsibility to care for our customers, our neighbors, and each other as teammates. We are grateful for these recognitions and consider them confirmation of our success.

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

Financial Highlights

Net (loss) income attributable to common stockholders per common share, on a dilutive basis, decreased $2.47 for the three months ended March 31, 2023, compared to 2022, due primarily to lower gain on dispositions of real estate, offset partially by increased contribution from property operations.

Pro forma FFO per share was $0.55 for the three months ended March 31, 2023, compared to $0.57 for 2022, due primarily to an increase in interest expense and a decrease in interest income, offset partially by increased contribution in property operations.

Results of Operations for the Three Months Ended March 31, 2023, Compared to 2022

Property Operations

We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR and have reached a stabilized level of operations. Our Other Real Estate segment includes four properties acquired in 2022, four properties previously leased to Aimco, one property acquired in 2023, and three communities that do not meet the criteria to be classified as Same Store.

As of March 31, 2023, our Same Store segment included 63 apartment communities with 22,794 apartment homes and our Other Real Estate segment included 12 apartment communities with 3,003 apartment homes.

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

Please see Note 11 to the condensed consolidated financial statements in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

	Three Months Ended March 31,		Historical Change		Change Attributable to Changes in Ownership		Change Excluding Changes in Ownership
(dollars in thousands)	2023	2022	$	%	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$157,902	$143,330	$14,572	10.2%	$121	0.1%	$14,451	10.1%
Other Real Estate	30,075	1,436	28,639	nm	—	—%	28,639	nm
Total	187,977	144,766	43,211	29.8%	121	0.1%	43,090	29.7%
Property operating expenses, net of utility reimbursements:
Same Store	41,247	39,887	1,360	3.4%	39	0.1%	1,321	3.3%
Other Real Estate	11,457	1,113	10,344	nm	—	—%	10,344	nm
Total	52,704	41,000	11,704	28.5%	39	0.1%	11,665	28.4%
Proportionate property net operating income:
Same Store	116,655	103,443	13,212	12.8%	82	0.1%	13,130	12.7%
Other Real Estate	18,618	323	18,295	nm	—	—%	18,295	nm
Total	$135,273	$103,766	$31,507	30.4%	$82	0.1%	$31,425	30.3%

For the three months ended March 31, 2023, compared to 2022, excluding changes attributable to changes in ownership, our Same Store proportionate property NOI increased by $13.1 million, or 12.7%. This increase was attributable primarily to a $14.5 million, or 10.1%, increase in rental and other property revenues due to a 10.0% increase in residential rental rates.

Other Real Estate proportionate property NOI for the three months ended March 31, 2023, compared to 2022, increased by $18.3 million, due primarily to contribution from one property acquired in 2023, four properties acquired in 2022, and NOI contribution from the four properties acquired on September 1, 2022, when their respective master leases were canceled.

Non-Segment Real Estate Operations

Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, and the results of apartment communities sold or held for sale, which we do not allocate to our segments for purposes of evaluating segment performance.

For the three months ended March 31, 2023, compared to 2022, non-segment real estate operations decreased by $14.1 million, due primarily to $9.8 million of lower NOI attributable to sold properties, a $3.5 million increase in casualty losses, and a $0.9 million increase in property management expenses, net.

Depreciation and Amortization

For the three months ended March 31, 2023, compared to 2022, depreciation and amortization expense increased $11.1 million, or 13.1%, due primarily to properties acquired subsequent to March 31, 2022, offset partially by the reduction in depreciation associated with properties sold.

General and Administrative Expenses

For the three months ended March 31, 2023, compared to 2022, general and administrative expenses increased $0.6 million due primarily to higher personnel costs.

Other Expenses, Net

Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, and certain non-recurring items.

For the three months ended March 31, 2023, compared to 2022, other expenses, net, increased $1.8 million due primarily to ground lease expense at a property acquired in 2022.

Interest Income

For the three months ended March 31, 2023, compared to 2022, interest income decreased by $12.0 million due primarily to lower interest income associated with our note receivable from Aimco, which was repaid during the third quarter of 2022, and lower interest income associated with properties leased to Aimco through September 1, 2022, when the leases were canceled. The decrease was offset partially by interest from the New England portfolio seller financing note.

Interest Expense

For the three months ended March 31, 2023, compared to 2022, interest expense increased $14.1 million due primarily to higher rates on our term loans and revolving credit facility, interest expense associated with our senior unsecured notes issued in the second quarter of 2022, and higher outstanding property debt balances.

Loss on Extinguishment of Debt

For the three months ended March 31, 2023, compared to 2022, loss on extinguishment of debt decreased by $21.6 million, due to prepayment penalties from the early payment of property debt in 2022.

Gain on Dispositions of Real Estate

During the three months ended March 31, 2023, no apartment communities were sold. The table below summarizes dispositions of apartment communities from our portfolio during the three months ended March 31, 2022 (dollars in millions):

2022
Number of apartment communities sold	8
Number of apartment homes sold	1,332
Gain on apartment community sales	$412.0

Loss from Unconsolidated Real Estate Partnership

During the three months ended March 31, 2023, compared to 2022, loss from unconsolidated real estate partnerships decreased by $1.0 million, due primarily to lower depreciation and amortization expense at properties included in unconsolidated joint ventures.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the critical accounting policies that involve our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements relate to the impairment of our long-lived assets.

Our critical accounting estimates are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2022. There have been no other significant changes in our critical accounting estimates from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.

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

NAREIT FFO is a non-GAAP measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate assets generally appreciate over time or maintain residual value to a much greater extent than do other depreciable assets such as machinery, computers, or other personal property. NAREIT defines FFO as net income computed in accordance with GAAP, excluding: (i) depreciation and amortization related to real estate; (ii) gains and losses from sales and impairment of depreciable assets and land used in our primary business; and (iii) income taxes directly associated with a gain or loss on the sale of real estate; and adjustments for our share of FFO of unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine NAREIT FFO. We calculate NAREIT FFO attributable to AIR common stockholders (diluted) by subtracting dividends on Preferred Stock and preferred units and amounts allocated from NAREIT FFO to participating securities.

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

NAREIT FFO and Pro forma FFO are calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net (loss) income attributable to AIR common stockholders	$(11,457)	$375,881
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	90,012	81,457
Gain on dispositions of real estate, net of noncontrolling partners’ interest	—	(412,003)
Common noncontrolling interests in AIR OP’s share of above adjustments and amounts allocable to participating securities	(5,922)	20,249
NAREIT FFO attributable to AIR common stockholders	$72,633	$65,584
Adjustments:
Non-cash straight-line rent (1)	3,090	642
Loss on derivative instruments (2)	2,144	—
Loss on extinguishment of debt (3)	2,008	23,636
Business transformation and transition related costs (4)	213	869
Casualty losses and other (5)	1,846	356
Common noncontrolling interests in AIR OP’s share of above adjustments and amounts allocable to participating securities	(626)	(1,578)
Pro forma FFO attributable to AIR common stockholders	$81,308	$89,509

Weighted-average common shares outstanding – basic	148,810	156,736
Dilutive common share equivalents	74	352
Total shares and dilutive share equivalents	148,884	157,088

Net (loss) income attributable to AIR per share – diluted	$(0.08)	$2.39
NAREIT FFO per share – diluted	$0.49	$0.42
Pro forma FFO per share – diluted	$0.55	$0.57
(1)
In 2018 and 2022, we assumed 99-year ground leases with scheduled rent increases. Due to the terms of the leases, GAAP rent expense will exceed cash rent payments until 2076 and 2079, respectively. We include the cash rent payments for these ground leases in Pro forma FFO but exclude the incremental straight-line non-cash rent expense. The rent expense for these leases is included in other expenses, net, in our condensed consolidated statements of operations.
(2)
During 2023, we entered into certain treasury locks in anticipation of future financing transactions that do not meet GAAP requirements for hedge accounting treatment. As such, we are required to mark-to-market the fair value of these derivatives quarterly through net income. We have excluded the fair value adjustment from Pro forma FFO as the loss is non-cash and currently unrealized.
(3)
During 2023 and 2022, we incurred debt extinguishment costs related to the prepayment of debt. In 2023, these costs are related to the prepayment of high-cost, floating-rate debt. We excluded these costs from Pro forma FFO because we believe they are not representative of future cash flows.
(4)
During 2023 and 2022, we incurred consulting, placement, legal, and other transformation related costs as we fully implement AIR’s business model, including projects intended to increase efficiency and reduce costs in future periods. As we engage in and finalize our finance transformation initiative that modernizes our systems and processes, including a new ERP system, we expect to continue to incur these costs throughout 2023. We excluded these costs from Pro forma FFO because we believe they are not related to ongoing operating performance.
(5)
During 2023, we incurred casualty losses related to fire damage at our Palazzo East at Park La Brea apartment community. During 2021, we incurred casualty losses due to Hurricane Ida-induced flooding in downtown Philadelphia causing damage to our Park Towne Place apartment community, and continued to incur incremental costs related to its cleanup in 2022. We excluded these costs from Pro forma FFO because of the unusual nature of the weather events.

Please see the Results of Operations section for discussion of the factors affecting our Pro forma FFO for 2023.

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

Our leverage ratios for the three months ended March 31, 2023, are presented below:

Annualized Current Quarter
Proportionate Debt to Adjusted EBITDAre	6.6x
Net Leverage to Adjusted EBITDAre	6.8x

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

The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios, is as follows (in thousands):

March 31, 2023
Total indebtedness	$3,738,808
Adjustments:
Debt issuance costs related to non-recourse property debt and term loans	18,388
Proportionate share adjustments related to debt obligations	(388,748)
Cash and restricted cash	(115,086)
Tenant security deposits included in restricted cash	10,895
Proportionate share adjustments related to cash and restricted cash	6,703
Proportionate Debt	$3,270,960
Perpetual Preferred Stock	2,000
Preferred noncontrolling interests in AIR Operating Partnership	77,143
Net Leverage	$3,350,103

We calculated Adjusted EBITDAre used in our leverage ratios based on annualized current quarter amounts. EBITDAre and Adjusted EBITDAre are non-GAAP measures, which we believe are useful to investors, creditors, and rating agencies as a supplemental measure of our ability to incur and service debt because they are recognized measures of performance by the real estate industry and facilitate comparison of credit strength between AIR and other companies. EBITDAre and Adjusted EBITDAre should not be considered alternatives to net income as determined in accordance with GAAP as indicators of liquidity. There can be no assurance that our method of calculating EBITDAre and Adjusted EBITDAre is comparable with that of other real estate investment trusts. NAREIT defines EBITDAre as net income computed in accordance with GAAP, before interest expense, income taxes, and depreciation and amortization expense, which we have further adjusted for:

•
gains and losses on dispositions of depreciated property;
•
impairment write-downs of depreciated property; and
•
adjustments to reflect our share of EBITDAre of investments in unconsolidated entities and consolidated entities with non-controlling interests.

EBITDAre is defined by NAREIT and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. We define Adjusted EBITDAre as EBITDAre adjusted for the effect of the following items for the reasons set forth below:

•
the amount by which GAAP rent expense exceeds cash rent payments for two long-term ground leases until 2076 and 2079 is excluded. The excess of GAAP rent expense over the cash payments for these leases does not reflect a current obligation that affects our ability to service debt; and
•
applicable Pro forma FFO adjustments to NAREIT FFO under the heading “NAREIT Funds From Operations and Pro forma Funds From Operations,” excluding items that are not included in EBITDAre, to exclude certain amounts that are unique or occur infrequently.

The reconciliation of net loss to EBITDAre and Adjusted EBITDAre, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended
March 31, 2023
Net loss	$(9,948)
Adjustments:
Interest expense	36,187
Loss on extinguishment of debt	2,008
Income tax expense	139
Depreciation and amortization	95,666
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(685)
EBITDAre adjustments attributable to noncontrolling interests and unconsolidated real estate partnerships	(7,083)
EBITDAre	$116,284
Pro forma FFO and other adjustments, net (1)	7,019
Quarterly Adjusted EBITDAre	$123,303
Adjusted EBITDAre	$493,212
(1)
Includes pro forma adjustments to NAREIT FFO under the heading NAREIT Funds From Operations and Pro forma Funds From Operations, excluding items that are not included in EBITDAre such as prepayment penalties, net. EBITDAre has also been adjusted by $0.1 million to reflect the acquisition of one property, as if the transaction closed on January 1, 2023.

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

As of March 31, 2023, our available liquidity was $848.2 million, which consisted of:

•
$83.6 million of our share of cash and cash equivalents;
•
$13.9 million of our share of restricted cash, excluding amounts related to tenant security deposits, which consists primarily of escrows held by lenders for capital additions, property taxes, and insurance; and
•
$750.7 million of available capacity to borrow under our revolving credit facility after consideration of letters of credit.

In April 2023, we established a secured credit facility with Fannie Mae that provides for up to $1 billion of committed property level financing, on an as needed basis. After consideration of the secured facility, total liquidity is approximately $1.8 billion.

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

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2022.

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

During the three months ended March 31, 2023, and on a leverage neutral basis, AIR borrowed $320 million using 10-year fixed rate financing, bearing interest at 4.9%. Proceeds were used to refinance a floating rate loan and reduce borrowings by $230 million on our revolving credit facility. This transaction reduced floating rate debt not subject to interest rate caps to $120 million, 4% of outstanding leverage, net of cash on-hand, and increased our weighted-average maturity by nine months. As a result of these transactions, AIR has no debt maturing before the second quarter of 2025.

If financing options become unavailable for our future debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending, or proceeds from apartment community dispositions.

The combination of secured and unsecured debt, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage was 6.9 years as of March 31, 2023, inclusive of extension options, with a weighted-average interest rate of 4.1%. As of March 31, 2023, the interest rate on our fixed rate loans and floating rate loans is 3.6% and 5.4%, respectively

Under our credit agreement and unsecured notes payable, we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. The financial covenants we are required to maintain include a maximum leverage ratio of no greater than 0.60 to 1.00; a fixed charge coverage ratio of no less than 1.50 to 1.00, a maximum secured indebtedness to total assets ratio of no greater than 0.45 to 1.00 through March 31, 2023, and 0.40 to 1.00 thereafter, a maximum unsecured leverage ratio no greater than 0.60 to 1.00, and a minimum unsecured interest coverage ratio no less than 1.50 to 1.00. We believe we were in compliance with these covenants as of March 31, 2023 and expect to remain in compliance during the next 12 months.

Changes in Cash, Cash Equivalents, and Restricted Cash

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.

Operating Activities

For the three months ended March 31, 2023, net cash provided by operating activities was $88.9 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, and changes in working capital items. Cash provided by operating activities for the three months ended March 31, 2023, increased by $16.2 million compared to the same period in 2022, due to higher contribution from our Same Store portfolio and increased contribution from properties recently acquired.

Investing Activities

For the three months ended March 31, 2023, our net cash used in investing activities of $191.3 million consisted primarily of purchases of real estate and capital expenditures. Net cash provided by investing activities of $513.3 million for the same period in 2022 consisted primarily of proceeds from dispositions of real estate, offset partially by capital expenditures.

Capital additions totaled $37.0 million and $36.1 million during the three months ended March 31, 2023 and 2022, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

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

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows, are presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Capital replacements	$6,752	$5,308
Capital improvements	3,532	1,788
Capital enhancements	16,341	13,380
Initial capital expenditures	7,054	5,660
Casualty	2,922	9,283
Entitlement and planning	390	634
Total capital additions	$36,991	$36,053
Plus: additions related to apartment communities sold and held for sale	—	1,108
Consolidated capital additions	$36,991	$37,161
Plus: net change in accrued capital spending	(2,713)	141
Total capital expenditures per condensed consolidated statements of cash flows	$34,278	$37,302

For the three months ended March 31, 2023 and 2022, we capitalized $0.4 million and $0.3 million of interest costs, respectively, and $4.0 million and $3.7 million of indirect costs, respectively.

Financing Activities

Net cash used in financing activities of $84.0 million for the three months ended March 31, 2023 consisted primarily of net repayments on our revolving credit facility and the payment of dividends, partially offset by net proceeds from non-recourse property debt. Net cash used in financing activities of $574.8 million for the three months ended March 31, 2022 consisted primarily of repayments on non-recourse debt and net repayments on our revolving credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our chief market risks are refunding risk, that is the availability of property debt or other cash sources to refund maturing property debt, and repricing risk, that is the possibility of increases in base interest rates and credit risk spreads. We use short-term debt financing and working capital primarily to fund short-term uses and generally expect to refinance such borrowings with cash from operating activities, proceeds from apartment community sales, long-term debt, or equity financings. Our objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in interest rate movements. We use derivative financial instruments, principally interest rate swaps and treasury rate locks, to reduce our exposure to interest rate risk. We do not hold or issue derivatives for speculative purposes and closely monitor the credit quality of the institutions with which we transact.

As of March 31, 2023, on a consolidated basis, we had $800.0 million of outstanding borrowings on our term loans, and $245.0 million of variable-rate borrowings under our revolving credit facility. We estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest expense by $2.2 million on an annual basis, after consideration of our interest rate swaps.

As of March 31, 2023, we had $115.1 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.

As of March 31, 2023, we had $391.0 million of treasury rate locks not designated as hedging instruments. We estimate that a change in the floating rate of 100-basis points would increase or decrease other expense, net by $3.9 million on an annual basis.

We estimate the fair value of debt instruments as described in Note 5 to the condensed consolidated financial statements in Item 1. The estimated fair value of total indebtedness, including our term loans, revolving credit facility, and unsecured notes payable, was approximately $3.5 billion as of March 31, 2023, inclusive of a $217.1 million mark-to-market asset, of which the amount attributable to AIR common stockholders is $178.3 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in AIR’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, AIR’s internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes from the risk factors in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

AIR

Unregistered Sales of Equity Securities

From time to time, we may issue shares of Common Stock in exchange for OP Units. Such shares are issued based on an exchange ratio of one share for each common OP Unit. We may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended March 31, 2023, we did not issue any shares of Common Stock in exchange for OP Units or limited partnership interests in consolidated real estate partnerships.

Repurchases of Equity Securities

AIR’s Board of Directors has authorized a share repurchase program of its outstanding capital stock for $500 million. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions. As of March 31, 2023, there was $183.3 million remaining available for future share repurchases under this authorization. There were no share repurchases during the three months ended March 31, 2023.

The AIR Operating Partnership

Unregistered Sales of Equity Securities

During the three months ended March 31, 2023, the AIR Operating Partnership issued 653,820 common OP Units as partial consideration for the acquisition of one apartment community located in the South Beach neighborhood of Miami Beach. To neutralize the issuance of OP Units, in November and December 2022, AIR repurchased an equal number of shares of Common Stock. The common OP Units were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Repurchases of Equity Securities

The AIR Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than AIR have the right to redeem their common OP Units for cash or, at our election, shares of AIR Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended March 31, 2023, no common OP Units were redeemed in exchange for Common Stock.

The following table summarizes the AIR Operating Partnership’s repurchases or redemptions of common OP Units in exchange for cash during the three months ended March 31, 2023:

Fiscal period	Total Number of Units Repurchased	Average Price Paid per Unit	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (1)
January 1 - January 31, 2023	294,635	$35.14	N/A	N/A
February 1 - February 28, 2023	3,683	$36.93	N/A	N/A
March 1 - March 31, 2023	1,102	$37.24	N/A	N/A
Total	299,420	$35.17
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

The following materials from AIR’s and the AIR Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity and partners’ capital; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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

Date: May 2, 2023