Form 10-Q
period 2023-06-30
Apartment Income REIT Corp.; Apartment Income REIT, L.P.
filed 2023-07-31
CIK 1820877, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 1-39686 (Apartment Income REIT Corp.)
Commission File Number: 0-24497 (Apartment Income REIT, L.P.)
APARTMENT INCOME REIT CORP.
APARTMENT INCOME REIT, L.P.
(Exact name of registrant as specified in its charter)

Maryland (Apartment Income REIT Corp.)	84-1299717
Delaware (Apartment Income REIT, L.P.)	84-1275621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4582 South Ulster Street, Suite 1700
Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)
(303) 757-8101
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock (Apartment Income REIT Corp.)	AIRC	New York Stock Exchange
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
The number of shares of Apartment Income REIT Corp. Class A Common Stock outstanding as of July 25, 2023: 149,223,527

EXPLANATORY NOTE
This filing combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2023, of Apartment Income REIT Corp. (“AIR”), Apartment Income REIT, L.P. (“AIR Operating Partnership”), and their consolidated subsidiaries. The AIR Operating Partnership’s condensed consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership, and their consolidated subsidiaries, collectively.
AIR is a self-administered and self-managed real estate investment trust (“REIT”). AIR Operating Partnership owns all of the assets and owes all of the liabilities of the AIR enterprise and manages the daily operations of AIR’s business. AIR owns, through its wholly-owned subsidiaries, the general partner interest and special limited partner interest in the AIR Operating Partnership.
As of June 30, 2023, AIR owned approximately 91.3% of the legal interest and 93.1% of the economic interest in the common partnership units of the AIR Operating Partnership, respectively. The remaining 8.7% legal interest is owned by third parties. A portion of the 8.7% owned by third parties is subject to vesting. If the vesting requirements are not met, the 8.7% ownership will be reduced to no less than 6.9%. The legal ownership percentage is based on the outstanding Class A Common Stock of AIR (“Common Stock”) and common OP Units, including unvested restricted stock and unvested LTIP units. The economic ownership percentage includes any unvested restricted stock and unvested LTIP units to the extent they are considered participating securities, as defined by accounting principles generally accepted in the United States (“GAAP”). As the sole general partner of the AIR Operating Partnership, AIR has exclusive control of the AIR Operating Partnership’s day-to-day management.
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
We believe combining the periodic reports of AIR and the AIR Operating Partnership into this single report provides the following benefits:
•We present our business as a whole, in the same manner our management views and operates the business;
•We eliminate duplicative disclosure and provide a more streamlined and readable presentation because a substantial portion of the disclosures apply to both AIR and the AIR Operating Partnership; and
•We save time and cost through the preparation of a single combined report rather than two separate reports.
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

APARTMENT INCOME REIT CORP.
APARTMENT INCOME REIT, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APARTMENT INCOME REIT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Buildings and improvements	$6,888,234	$6,784,965
Land	1,345,086	1,291,429
Total real estate	8,233,320	8,076,394
Accumulated depreciation	(2,562,252)	(2,449,883)
Net real estate	5,671,068	5,626,511
Cash and cash equivalents	106,349	95,797
Restricted cash	23,564	205,608
Goodwill	32,286	32,286
Other assets, net	573,743	591,681
Total assets	$6,407,010	$6,551,883

LIABILITIES AND EQUITY
Non-recourse property debt, net	$2,197,437	$1,985,430
Term loans, net	797,471	796,713
Revolving credit facility borrowings	292,000	462,000
Unsecured notes payable, net	397,669	397,486
Total indebtedness	3,684,577	3,641,629
Accrued liabilities and other	476,400	513,805
Total liabilities	4,160,977	4,155,434

Commitments and contingencies (Note 6)

Preferred noncontrolling interests in AIR Operating Partnership	77,143	77,143

Equity:
Perpetual Preferred Stock	2,000	2,000
Common Stock, $0.01 par value, 1,021,175,000 shares authorized at June 30, 2023 and December 31, 2022, and 149,223,526 and 149,086,548 shares issued/outstanding at June 30, 2023 and December 31, 2022, respectively	1,492	1,491
Additional paid-in capital	3,430,731	3,436,635
Accumulated other comprehensive income	39,343	43,562
Distributions in excess of earnings	(1,474,101)	(1,327,271)
Total AIR equity	1,999,465	2,156,417
Noncontrolling interests in consolidated real estate partnerships	(80,087)	(78,785)
Common noncontrolling interests in AIR Operating Partnership	249,512	241,674
Total equity	2,168,890	2,319,306
Total liabilities, preferred noncontrolling interests in AIR Operating Partnership, and equity	$6,407,010	$6,551,883
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUES
Rental and other property revenues	$212,492	$181,012	$422,415	$360,273
Other revenues	2,068	2,488	4,138	4,705
Total revenues	214,560	183,500	426,553	364,978

EXPENSES
Property operating expenses	72,012	63,787	147,465	127,023
Depreciation and amortization	89,260	78,656	184,926	163,205
General and administrative expenses	6,023	5,333	13,203	11,930
Other expenses (income), net	2,519	(3,076)	6,179	942
	169,814	144,700	351,773	303,100

Interest income	1,507	25,652	3,032	39,133
Interest expense	(37,554)	(26,027)	(73,741)	(48,134)
Loss on extinguishment of debt	—	—	(2,008)	(23,636)
(Loss) gain on dispositions and impairments of real estate	(17,472)	175,606	(17,472)	587,609
Gain on derivative instruments, net	11,390	—	9,252	—
Loss from unconsolidated real estate partnerships	(842)	(873)	(1,877)	(2,887)
Income (loss) before income tax expense	1,775	213,158	(8,034)	613,963
Income tax expense	(1,177)	(1,499)	(1,316)	(920)
Net income (loss)	598	211,659	(9,350)	613,043

Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(684)	(381)	(1,369)	183
Net income attributable to preferred noncontrolling interests in AIR Operating Partnership	(1,570)	(1,602)	(3,140)	(3,205)
Net loss (income) attributable to common noncontrolling interests in AIR Operating Partnership	315	(12,749)	1,141	(36,916)
Net income attributable to noncontrolling interests	(1,939)	(14,732)	(3,368)	(39,938)
Net (loss) income attributable to AIR	(1,341)	196,927	(12,718)	573,105
Net income attributable to AIR preferred stockholders	(42)	(43)	(85)	(85)
Net income attributable to participating securities	(56)	(162)	(93)	(417)
Net (loss) income attributable to AIR common stockholders	$(1,439)	$196,722	$(12,896)	$572,603

Net (loss) income attributable to AIR common stockholders per share – basic and diluted	$(0.01)	$1.26	$(0.09)	$3.66

Weighted-average common shares outstanding – basic	148,832	155,927	148,821	156,327
Weighted-average common shares outstanding – diluted	148,832	156,136	148,821	156,607
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss)	$598	$211,659	$(9,350)	$613,043
Unrealized gain on derivative instruments, net	16,631	13,715	5,191	12,932
Reclassification of interest rate derivative (gain) loss to net income (loss)	(5,364)	1,989	(9,518)	1,989
Comprehensive income (loss)	11,865	227,363	(13,677)	627,964
Comprehensive income attributable to noncontrolling interests	(2,933)	(15,903)	(3,260)	(41,109)
Comprehensive income (loss) attributable to AIR	$8,932	$211,460	$(16,937)	$586,855
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended June 30, 2023 and 2022
(In thousands, except share data)
(Unaudited)

	Perpetual Preferred Stock		Common Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total AIR Equity	Noncontrolling Interests in Consolidated Real Estate Partnerships	Common Noncontrolling Interests in AIR Operating Partnership	Total Equity
	Shares Issued	Amount	Shares Issued	Amount
Balances at March 31, 2022	20	$2,000	157,082,823	$1,571	$3,762,457	$(783)	$(1,648,077)	$2,117,168	$(70,157)	$216,827	$2,263,838
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(793)	(793)
Repurchase of Common Stock, net	—	—	(2,911,761)	(29)	(124,971)	—	—	(125,000)	—	—	(125,000)
Amortization of share-based compensation cost	—	—	—	—	751	—	—	751	—	950	1,701
Effect of changes in ownership of consolidated entities	—	—	—	—	(578)	—	—	(578)	—	578	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	3,483	—	3,483
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	14,533	—	14,533	—	1,171	15,704
Net income	—	—	—	—	—	—	196,927	196,927	381	12,749	210,057
Common Stock dividends	—	—	—	—	—	—	(70,556)	(70,556)	—	—	(70,556)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,188)	(4,489)	(8,677)
Other, net	—	—	16,179	—	(753)	—	(43)	(796)	(128)	(8)	(932)
Balances at June 30, 2022	20	$2,000	154,187,241	$1,542	$3,636,906	$13,750	$(1,521,749)	$2,132,449	$(70,609)	$226,985	$2,288,825

Balances at March 31, 2023	20	$2,000	149,199,684	$1,492	$3,432,573	$29,070	$(1,405,520)	$2,059,615	$(79,017)	$254,304	$2,234,902
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(5,285)	(5,285)
Amortization of share-based compensation cost	—	—	—	—	820	—	—	820	—	1,155	1,975
Effect of changes in ownership of consolidated entities	—	—	—	—	(3,184)	—	—	(3,184)	—	3,184	—
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	—	—	479	—	—	479	(1,996)	—	(1,517)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	2,950	—	2,950
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	10,273	—	10,273	—	994	11,267
Net (loss) income	—	—	—	—	—	—	(1,341)	(1,341)	684	(315)	(972)
Common Stock dividends	—	—	—	—	—	—	(67,201)	(67,201)	—	—	(67,201)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,572)	(4,526)	(7,098)
Other, net	—	—	23,842	—	43	—	(39)	4	(136)	1	(131)
Balances at June 30, 2023	20	$2,000	149,223,526	$1,492	$3,430,731	$39,343	$(1,474,101)	$1,999,465	$(80,087)	$249,512	$2,168,890
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2023 and 2022
(In thousands, except share data)
(Unaudited)

	Perpetual Preferred Stock		Common Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total AIR Equity	Noncontrolling Interests in Consolidated Real Estate Partnerships	Common Noncontrolling Interests in AIR Operating Partnership	Total Equity
	Shares Issued	Amount	Shares Issued	Amount
Balances at December 31, 2021	145	$2,129	156,998,367	$1,570	$3,763,105	$—	$(1,953,779)	$1,813,025	$(70,883)	$197,013	$1,939,155
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(4,245)	(4,245)
Repurchase of Common Stock, net	—	—	(2,911,761)	(29)	(124,971)	—	—	(125,000)	—	—	(125,000)
Amortization of share-based compensation cost	—	—	—	—	2,641	—	—	2,641	—	1,810	4,451
Effect of changes in ownership of consolidated entities	—	—	—	—	(3,264)	—	—	(3,264)	—	3,264	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	7,808	—	7,808
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	13,750	—	13,750	—	1,171	14,921
Net income (loss)	—	—	—	—	—	—	573,105	573,105	(183)	36,916	609,838
Common Stock dividends	—	—	—	—	—	—	(140,984)	(140,984)	—	—	(140,984)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,335)	(8,936)	(16,271)
Other, net	(125)	(129)	100,635	1	(605)	—	(91)	(824)	(16)	(8)	(848)
Balances at June 30, 2022	20	$2,000	154,187,241	$1,542	$3,636,906	$13,750	$(1,521,749)	$2,132,449	$(70,609)	$226,985	$2,288,825

Balances at December 31, 2022	20	$2,000	149,086,548	$1,491	$3,436,635	$43,562	$(1,327,271)	$2,156,417	$(78,785)	$241,674	$2,319,306
Issuance of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	22,383	22,383
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(15,814)	(15,814)
Amortization of share-based compensation cost	—	—	—	—	2,791	—	—	2,791	—	2,310	5,101
Effect of changes in ownership of consolidated entities	—	—	—	—	(9,286)	—	—	(9,286)	—	9,286	—
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	—	—	479	—	—	479	(1,996)	—	(1,517)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	4,517	—	4,517
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(4,219)	—	(4,219)	—	(108)	(4,327)
Net (loss) income	—	—	—	—	—	—	(12,718)	(12,718)	1,369	(1,141)	(12,490)
Common Stock dividends	—	—	—	—	—	—	(134,140)	(134,140)	—	—	(134,140)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(5,057)	(9,078)	(14,135)
Other, net	—	—	136,978	1	112	—	28	141	(135)	—	6
Balances at June 30, 2023	20	$2,000	149,223,526	$1,492	$3,430,731	$39,343	$(1,474,101)	$1,999,465	$(80,087)	$249,512	$2,168,890

See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,350)	$613,043
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	184,926	163,205
Loss (gain) on dispositions and impairments of real estate	17,472	(587,609)
Loss on extinguishment of debt	2,008	23,636
Income tax expense	1,316	920
Other, net	624	2,939
Net changes in operating assets and operating liabilities	(14,334)	(14,638)
Net cash provided by operating activities	182,662	201,496
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(182,459)	(472,317)
Capital expenditures	(89,388)	(90,599)
Proceeds from dispositions of real estate	33,633	759,344
Proceeds from repayment of note receivable	—	387,088
Other investing activities, net	9,804	(8,849)
Net cash (used in) provided by investing activities	(228,410)	574,667
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on non-recourse property debt	(103,964)	(353,770)
Proceeds from non-recourse property debt	320,000	—
Repayment of term loan	—	(350,000)
Net (repayments of) borrowings on revolving credit facility	(170,000)	(154,795)
Proceeds from the issuance of unsecured notes payable	—	400,000
Repurchases of Common Stock	—	(125,000)
Payment of dividends to holders of Common Stock	(134,135)	(141,104)
Payment of distributions to common noncontrolling interests	(14,159)	(16,306)
Redemptions of noncontrolling interests in the AIR Operating Partnership	(15,814)	(4,269)
Other financing activities, net	(7,672)	(22,789)
Net cash used in financing activities	(125,744)	(768,033)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(171,492)	8,130
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	301,405	92,761
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$129,913	$100,891
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Buildings and improvements	$6,888,234	$6,784,965
Land	1,345,086	1,291,429
Total real estate	8,233,320	8,076,394
Accumulated depreciation	(2,562,252)	(2,449,883)
Net real estate	5,671,068	5,626,511
Cash and cash equivalents	106,349	95,797
Restricted cash	23,564	205,608
Goodwill	32,286	32,286
Other assets, net	573,743	591,681
Total assets	$6,407,010	$6,551,883

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt, net	$2,197,437	$1,985,430
Term loans, net	797,471	796,713
Revolving credit facility borrowings	292,000	462,000
Unsecured notes payable, net	397,669	397,486
Total indebtedness	3,684,577	3,641,629
Accrued liabilities and other	476,400	513,805
Total liabilities	4,160,977	4,155,434

Commitments and contingencies (Note 6)

Redeemable preferred units	77,143	77,143

Partners’ capital:
Preferred units	2,000	2,000
General Partner and Special Limited Partner	1,997,465	2,154,417
Limited Partners	249,512	241,674
Partners’ capital attributable to the AIR Operating Partnership	2,248,977	2,398,091
Noncontrolling interests in consolidated real estate partnerships	(80,087)	(78,785)
Total partners’ capital	2,168,890	2,319,306
Total liabilities, redeemable preferred units, and partners’ capital	$6,407,010	$6,551,883
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUES
Rental and other property revenues	$212,492	$181,012	$422,415	$360,273
Other revenues	2,068	2,488	4,138	4,705
Total revenues	214,560	183,500	426,553	364,978

EXPENSES
Property operating expenses	72,012	63,787	147,465	127,023
Depreciation and amortization	89,260	78,656	184,926	163,205
General and administrative expenses	6,023	5,333	13,203	11,930
Other expenses (income), net	2,519	(3,076)	6,179	942
	169,814	144,700	351,773	303,100

Interest income	1,507	25,652	3,032	39,133
Interest expense	(37,554)	(26,027)	(73,741)	(48,134)
Loss on extinguishment of debt	—	—	(2,008)	(23,636)
(Loss) gain on dispositions and impairments of real estate	(17,472)	175,606	(17,472)	587,609
Gain on derivative instruments, net	11,390	—	9,252	—
Loss from unconsolidated real estate partnerships	(842)	(873)	(1,877)	(2,887)
Income (loss) before income tax expense	1,775	213,158	(8,034)	613,963
Income tax expense	(1,177)	(1,499)	(1,316)	(920)
Net income (loss)	598	211,659	(9,350)	613,043
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(684)	(381)	(1,369)	183
Net (loss) income attributable to the AIR Operating Partnership	(86)	211,278	(10,719)	613,226
Net income attributable to the AIR Operating Partnership's preferred unitholders	(1,612)	(1,645)	(3,225)	(3,290)
Net income attributable to participating securities	(56)	(162)	(93)	(417)
Net (loss) income attributable to the AIR Operating Partnership’s common unitholders	$(1,754)	$209,471	$(14,037)	$609,519

Net (loss) income attributable to the AIR Operating Partnership common unitholders per unit – basic and diluted	$(0.01)	$1.26	$(0.09)	$3.66

Weighted-average common units outstanding – basic	159,778	166,023	159,531	166,434
Weighted-average common units outstanding – diluted	159,778	166,232	159,531	166,714
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss)	$598	$211,659	$(9,350)	$613,043
Unrealized gain on derivative instruments, net	16,631	13,715	5,191	12,932
Reclassification of interest rate derivative (gain) loss to net income (loss)	(5,364)	1,989	(9,518)	1,989
Comprehensive income (loss)	11,865	227,363	(13,677)	627,964
Comprehensive (income) loss attributable to noncontrolling interests	(684)	(381)	(1,369)	183
Comprehensive income (loss) attributable to the AIR Operating Partnership	$11,181	$226,982	$(15,046)	$628,147
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Three Months Ended June 30, 2023 and 2022
(In thousands)
(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' Capital
Balances at March 31, 2022	$2,000	$2,115,168	$216,827	$2,333,995	$(70,157)	$2,263,838
Redemption of common partnership units	—	—	(793)	(793)	—	(793)
Repurchase of common partnership units	—	(125,000)	—	(125,000)	—	(125,000)
Amortization of share-based compensation cost	—	751	950	1,701	—	1,701
Effect of changes in ownership of consolidated entities	—	(578)	578	—	—	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	3,483	3,483
Change in accumulated other comprehensive income (loss)	—	14,533	1,171	15,704	—	15,704
Net income	—	196,927	12,749	209,676	381	210,057
Distributions to common unitholders	—	(70,556)	—	(70,556)	—	(70,556)
Distributions to noncontrolling interests	—	—	(4,489)	(4,489)	(4,188)	(8,677)
Other, net	—	(796)	(8)	(804)	(128)	(932)
Balances at June 30, 2022	$2,000	$2,130,449	$226,985	$2,359,434	$(70,609)	$2,288,825

Balances at March 31, 2023	$2,000	$2,057,615	$254,304	$2,313,919	$(79,017)	$2,234,902
Redemption of common partnership units	—	—	(5,285)	(5,285)	—	(5,285)
Amortization of share-based compensation cost	—	820	1,155	1,975	—	1,975
Effect of changes in ownership of consolidated entities	—	(3,184)	3,184	—	—	—
Purchase of noncontrolling interests in consolidated real estate partnerships	—	479	—	479	(1,996)	(1,517)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	2,950	2,950
Change in accumulated other comprehensive income (loss)	—	10,273	994	11,267	—	11,267
Net (loss) income	—	(1,341)	(315)	(1,656)	684	(972)
Distributions to common unitholders	—	(67,201)	(4,526)	(71,727)	—	(71,727)
Distributions to noncontrolling interests	—	—	—	—	(2,572)	(2,572)
Other, net	—	4	1	5	(136)	(131)
Balances at June 30, 2023	$2,000	$1,997,465	$249,512	$2,248,977	$(80,087)	$2,168,890
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2023 and 2022
(In thousands)
(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' Capital
Balances at December 31, 2021	$2,129	$1,810,896	$197,013	$2,010,038	$(70,883)	$1,939,155
Redemption of common partnership units	—	—	(4,245)	(4,245)	—	(4,245)
Repurchase of common partnership units	—	(125,000)	—	(125,000)	—	(125,000)
Amortization of share-based compensation cost	—	2,641	1,810	4,451	—	4,451
Effect of changes in ownership of consolidated entities	—	(3,264)	3,264	—	—	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	7,808	7,808
Change in accumulated other comprehensive income (loss)	—	13,750	1,171	14,921	—	14,921
Net income (loss)	—	573,105	36,916	610,021	(183)	609,838
Distributions to common unitholders	—	(140,984)	—	(140,984)	—	(140,984)
Distributions to noncontrolling interests	—	—	(8,936)	(8,936)	(7,335)	(16,271)
Other, net	(129)	(695)	(8)	(832)	(16)	(848)
Balances at June 30, 2022	$2,000	$2,130,449	$226,985	$2,359,434	$(70,609)	$2,288,825

Balances at December 31, 2022	$2,000	$2,154,417	$241,674	$2,398,091	$(78,785)	$2,319,306
Issuance of AIR Operating Partnership units	—	—	22,383	22,383	—	22,383
Redemption of common partnership units	—	—	(15,814)	(15,814)	—	(15,814)
Amortization of share-based compensation cost	—	2,791	2,310	5,101	—	5,101
Effect of changes in ownership of consolidated entities	—	(9,286)	9,286	—	—	—
Purchase of noncontrolling interests in consolidated real estate partnerships	—	479	—	479	(1,996)	(1,517)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	4,517	4,517
Change in accumulated other comprehensive income (loss)	—	(4,219)	(108)	(4,327)	—	(4,327)
Net (loss) income	—	(12,718)	(1,141)	(13,859)	1,369	(12,490)
Distributions to common unitholders	—	(134,140)	(9,078)	(143,218)	—	(143,218)
Distributions to noncontrolling interests	—	—	—	—	(5,057)	(5,057)
Other, net	—	141	—	141	(135)	6
Balances at June 30, 2023	$2,000	$1,997,465	$249,512	$2,248,977	$(80,087)	$2,168,890
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,350)	$613,043
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	184,926	163,205
Loss (gain) on dispositions and impairments of real estate	17,472	(587,609)
Loss on extinguishment of debt	2,008	23,636
Income tax expense	1,316	920
Other, net	624	2,939
Net changes in operating assets and operating liabilities	(14,334)	(14,638)
Net cash provided by operating activities	182,662	201,496
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(182,459)	(472,317)
Capital expenditures	(89,388)	(90,599)
Proceeds from dispositions of real estate	33,633	759,344
Proceeds from repayment of note receivable	—	387,088
Other investing activities, net	9,804	(8,849)
Net cash (used in) provided by investing activities	(228,410)	574,667
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on non-recourse property debt	(103,964)	(353,770)
Proceeds from non-recourse property debt	320,000	—
Repayment of term loan	—	(350,000)
Net (repayments of) borrowings on revolving credit facility	(170,000)	(154,795)
Proceeds from the issuance of unsecured notes payable	—	400,000
Repurchases of common partnership units held by General Partner and Special Limited Partner	—	(125,000)
Payment of distributions to General Partner and Special Limited Partner	(134,135)	(141,104)
Payment of distributions to Limited Partners	(9,103)	(8,970)
Payment of distributions to noncontrolling interests	(5,056)	(7,336)
Redemption of common and preferred units	(15,814)	(4,269)
Other financing activities, net	(7,672)	(22,789)
Net cash used in financing activities	(125,744)	(768,033)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(171,492)	8,130
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	301,405	92,761
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$129,913	$100,891
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.
APARTMENT INCOME REIT, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
Reclassifications
Certain prior period balances in the condensed consolidated balance sheets, statements of operations, and statements of cash flows have been combined or reclassified to conform to current period presentation pursuant to Rule 10-01(a)(2) of Regulation S-X of the SEC. These changes had no impact on net income (loss), cash flows, assets and liabilities, equity or partners’ capital previously reported.
Organization and Business
AIR is a self-administered and self-managed REIT. AIR owns, through its wholly-owned subsidiaries, the general partner interest and special limited partner interest in AIR Operating Partnership. AIR Operating Partnership conducts all of the business of AIR, which is focused on the ownership of stabilized multi-family properties located in top markets including eight important geographic concentrations: Boston; Philadelphia; Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego.
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in 10 states and the District of Columbia. As of June 30, 2023, our portfolio included 73 apartment communities with

25,739 apartment homes, in which we held an average ownership of approximately 87%. We also have one land parcel and one indirect land interest that we lease to third parties.
Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of June 30, 2023, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 163,508,889 common OP Units outstanding. As of June 30, 2023, AIR owned 149,223,526 of the common OP Units of the AIR Operating Partnership and AIR had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock. AIR’s ownership of the total common OP Units outstanding represents a 91.3% legal interest in the AIR Operating Partnership and a 93.1% economic interest.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
We consolidate variable interest entities (“VIEs”), in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of June 30, 2023 and December 31, 2022, AIR consolidated six and seven VIEs, respectively, including the AIR Operating Partnership.
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
The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units’ redemption value (in thousands):

Balance at January 1, 2023	$77,143
Preferred distributions	(3,140)
Net income allocated to preferred units	3,140
Balance at June 30, 2023	$77,143
The AIR Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of June 30, 2023 and December 31, 2022, the AIR Operating Partnership had 2,846,574 redeemable preferred OP Units issued and outstanding. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the condensed consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Note 3 — Significant Transactions
Apartment Community Acquisitions
During the six months ended June 30, 2023, we acquired one apartment community in South Florida, with 495 apartment homes, and 29,000 square feet of commercial space. Summarized information regarding this acquisition is set forth in the table below (dollars in thousands):

Purchase price	$298,000
Capitalized transaction costs	5,469
Total consideration (1)	$303,469

Land	$99,338
Building and improvements	187,427
Intangible assets (2)	12,077
Mark-to-market on debt assumed	7,370
Below-market lease liabilities (2)	(2,743)
Total consideration (1)	$303,469
(1)Total consideration includes $101.2 million of debt assumed and the issuance of $22.4 million in common OP Units.
(2)Intangible assets and below-market lease liabilities have a weighted-average term of 1.4 years and 0.5 years, respectively.
Apartment Community Dispositions
During the three and six months ended June 30, 2023, we sold two apartment communities with 62 apartment homes included in our Other Real Estate segment.
During the three months ended June 30, 2022, we sold four apartment communities with 718 homes, three of which were included in our Same Store segment and one in our Other Real Estate segment, for a gain on disposition of $175.6 million. During the six months ended June 30, 2022, we sold 12 apartment communities with 2,050 homes, 10 of which were included in our Same Store segment and two included in our Other Real Estate segment, for a gain on disposition of $587.6 million.
At the end of each reporting period we evaluate whether such communities meet the criteria to be classified as held for sale. As of June 30, 2023, no communities were classified as held for sale.
Impairment
Real estate and other long-lived assets to be held and used are individually evaluated for impairment when conditions exist that may indicate the carrying amount of a long-lived asset may not be recoverable. Impairment indicators include significant fluctuations in rental and other property revenues less property operating expenses, occupancy changes, significant near-term lease expirations, current and historical cash flow losses, rental rates, and if applicable, a comparison of an asset’s carrying value to its estimated fair value. Upon determination that an impairment has occurred, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community.
During the three months ended June 30, 2023, we evaluated the expected hold period of two real estate assets in our Other Real Estate reporting segment. Given management’s assessment of the likelihood of the sale of these assets, we reduced the carrying value to their estimated fair value and recognized a non-cash impairment loss on real estate of $8.2 million. During the three months ended June 30, 2023, these two properties sold for their estimated carrying value.
Additionally, during the quarter we evaluated the expected hold period of one additional real estate asset in our Other Real Estate reporting segment. Given management’s assessment of the likelihood of its pending sale, we reduced the carrying value to its estimated fair value and recognized a non-cash impairment loss on real estate of $15.4 million. Subsequent to June 30, 2023, we received a non-refundable deposit on this community, which is expected to be sold by year end. This sale will complete our previously announced exit from the New York market.

During the three and six months ended June 30, 2022, we did not recognize any impairment losses.
Joint Venture Transactions
During the three months ended June 30, 2023, we formed an unconsolidated joint venture (the "Value-Add JV") with a global asset manager by selling a 70% interest in our Huntington Gateway property, a 443-unit property located in Virginia. Gross proceeds from this sale were $9 million and the joint venture assumed $94.1 million of debt. We recognized a gain of $6.4 million in connection with the transaction. AIR is the general partner with legal ownership of 30%, and AIR will receive 50% of the cash flows from operations, and various fees for providing property management, construction, and corporate services to the joint venture.
Subsequent to June 30, 2023, we formed a joint venture with a global institutional investor (the "Core JV") through selling a 47% interest in a portfolio of 10 of our Same Store properties in Philadelphia, Washington D.C., Denver, San Diego, and Miami with 3,093 apartment homes and average monthly revenues of $2,534. Eight of the ten properties are now closed. Our purchases of two are subject to regulatory approvals, expected before year-end.
In preparation for the joint venture, AIR borrowed $611.4 million in new non-recourse property debt. The properties were contributed to the Core JV subject to this debt. Specifically, the first eight properties contributed were subject to $584.8 million of debt, and AIR received $184.6 million in cash.
Assuming the completion of the two pending transactions, AIR will receive $17.3 million in additional cash, and the Core JV will be subject to an additional $59.6 million of the new non-recourse property debt. The net of these two transactions is that AIR will receive $813.3 million in cash, with proceeds used to prepay $292.0 million on the revolving credit facility and $325.0 million of term loans, with weighted-average interest rates of slightly less than 6%, and the remaining invested in short-term liquid investments.
Note 4 — Leases
Tenant Lessor Arrangements
The majority of lease payments we receive from our residents are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fixed lease income	$196,718	$169,337	$393,054	$337,567
Variable lease income	15,253	11,216	28,541	22,021
Total lease income	$211,971	$180,553	$421,595	$359,588
Generally, our residential leases do not provide extension options and, as of June 30, 2023, have an average remaining term of 17.1 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. As of June 30, 2023, future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows (in thousands):

2023 (remaining)	$262,306
2024	258,690
2025	41,745
2026	11,214
2027	9,701
Thereafter	34,712
Total	$618,368

Note 5 — Debt
The following table summarizes our total indebtedness (in thousands):

	June 30, 2023	December 31, 2022
Secured debt:
Fixed-rate property debt due May 2025 to January 2055 (1)	$2,211,002	$1,906,151
Variable-rate property debt	—	88,500
Total non-recourse property debt	2,211,002	1,994,651
Debt issuance costs, net of accumulated amortization	(13,565)	(9,221)
Total non-recourse property debt, net	$2,197,437	$1,985,430

Unsecured debt:
Term loans due December 2023 to April 2026 (2)	$800,000	$800,000
Revolving credit facility borrowings due April 2025 (3)	292,000	462,000
4.58% Notes payable due June 2027	100,000	100,000
4.77% Notes payable due June 2029	100,000	100,000
4.84% Notes payable due June 2032	200,000	200,000
Total unsecured debt	1,492,000	1,662,000
Debt issuance costs, net of accumulated amortization	(4,860)	(5,801)
Total unsecured debt, net	$1,487,140	$1,656,199
Total indebtedness	$3,684,577	$3,641,629
(1)In the first quarter of 2023, AIR borrowed $320 million using 10-year fixed rate financing, bearing interest at 4.9%. Proceeds were used to refinance a floating rate loan and reduce borrowings by $230 million on our revolving credit facility. The stated rates on our fixed-rate property debt are between 2.4% to 5.7%.
(2)The term loans bear interest at a one-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and a SOFR adjustment of 10-basis points, based on our current credit rating. As of June 30, 2023, the weighted-average interest rate for our term loans before consideration of in place interest rate swaps was 6.2%. The term loans mature on the following schedule: $150 million mature on December 15, 2023, with two one-year extension options; $300 million mature on December 15, 2024, with a one-year extension option; $150 million mature on December 15, 2025; and $200 million mature on April 14, 2026. As of June 30, 2023, the weighted-average remaining term of the term loans was 2.5 years. Refer to Note 9 for additional discussion regarding the purpose of these transactions. Subsequent to the closing of the Core JV, our floating rate debt, after consideration of our interest rate swaps, is $125 million, or 4% of total leverage.
(3)As of June 30, 2023, we had capacity to borrow up to $703.7 million under our revolving credit facility after consideration of undrawn letters of credit. The revolving credit facility bears interest at a one-month Term SOFR plus 0.89%, based on our current credit rating, and a SOFR adjustment of 10-basis points. As of June 30, 2023, the weighted-average interest rate for our revolving credit facility was 6.1%
During the three months ended June 30, 2023, we established a secured credit facility that provides for up to $1 billion of committed property level financing, on an as needed basis. The facility has minimal upfront costs, a 15-year term, and provides AIR the opportunity to place up to 10-year non-recourse property debt financing. Pricing can be fixed rate or variable rate at AIR's choice and is based on the Fannie Mae grid. After consideration of the secured credit facility, total liquidity is approximately $1.8 billion.
Under our credit agreement and unsecured notes payable, we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. The financial covenants we are required to maintain include a maximum leverage ratio of no greater than 0.60 to 1.00; a fixed charge coverage ratio of no less than 1.50 to 1.00, a maximum secured indebtedness to total assets ratio of no greater than 0.40 to 1.00, a maximum unsecured leverage ratio no greater than 0.60 to 1.00, and a minimum unsecured interest coverage ratio no less than 1.50 to 1.00.
Note 6 — Commitments and Contingencies
Legal Matters
In addition to the matters described below, we are a party to various legal actions and administrative proceedings arising in the ordinary course of business, some of which are covered by our general liability insurance program, and none of which we expect to have a material adverse effect on our condensed consolidated financial condition, results of operations, or cash flows.

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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of June 30, 2023, are immaterial to our condensed consolidated financial statements.
Note 7 — Earnings and Dividends per Share and per Unit
Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit are as follows (in thousands, except per share and per unit data):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Earnings per share
Numerator:
Basic and dilutive net (loss) income attributable to AIR common stockholders	$(1,439)	$196,722	$(12,896)	$572,603

Denominator – shares:
Basic weighted-average common shares outstanding	148,832	155,927	148,821	156,327
Dilutive common share equivalents outstanding	—	209	—	280
Dilutive weighted-average common shares outstanding	148,832	156,136	148,821	156,607

Earnings per share – basic and diluted	$(0.01)	$1.26	$(0.09)	$3.66

Earnings per unit
Numerator:
Basic and dilutive net (loss) income attributable to the AIR Operating Partnership’s common unitholders	$(1,754)	$209,471	$(14,037)	$609,519

Denominator – units:
Basic weighted-average common units outstanding	159,778	166,023	159,531	166,434
Dilutive common unit equivalents outstanding	—	209	—	280
Dilutive weighted-average common units outstanding	159,778	166,232	159,531	166,714

Earnings per unit – basic and diluted	$(0.01)	$1.26	$(0.09)	$3.66
For the three and six months ended June 30, 2023 and 2022, dividends and distributions paid per share of Common Stock and per common unit were $0.45 and $0.90, respectively.

The number of common share equivalent securities excluded from the diluted earnings per share calculation was 2.2 million for the three and six months ended June 30, 2023, and 1.7 million and 1.6 million for the three and six months ended June 30, 2022, respectively. These securities, which include preferred OP Units redeemable for Common Stock, were excluded from the earnings per share calculation as they are anti-dilutive.
Note 8 — Fair Value Measurements
We estimate the fair value of certain assets and liabilities using pricing models that rely on observable market information, including contractual terms, market prices, and interest rate yield curves. A three-level valuation hierarchy prioritizes observable and unobservable inputs used to measure fair value, as described below:
•Level 1 – Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•Level 2 – Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.
•Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.
Recurring Fair Value Measurements
The following table summarizes investments measured at fair value on a recurring basis, which are presented in other assets, net, and accrued liabilities and other in our condensed consolidated balance sheets (in thousands):

	As of June 30, 2023				As of December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate option (1)	$—	$—	$—	$—	$53,481	$—	$53,481	$—
Interest rate swaps - pay-fixed, receive floating	$35,395	$—	$35,395	$—	$32,222	$—	$32,222	$—
Interest rate swaps - pay-floating, receive fixed	$(1,959)	$—	$(1,959)	$—	$—	$—	$—	$—
Treasury rate lock	$2,236	$—	$2,236	$—	$319	$—	$319	$—
(1)During the three months ended June 30, 2023, the interest rate swap option asset and offsetting liability associated with the Parkmerced mezzanine investment was settled, resulting in equal decreases in other assets and accrued liabilities and other.
Financial Assets and Liabilities Not Measured at Fair Value
We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of June 30, 2023 and December 31, 2022, due to their relatively short-term nature and high probability of realization. The carrying value of our revolving credit facility and term loans, which we classify as Level 2 in the GAAP fair value hierarchy, approximated their estimated fair value as of June 30, 2023 and December 31, 2022, as they bear interest at floating rates which approximate market rates.
We classify the fair value of our non-recourse property debt, unsecured notes payable, and seller financing notes receivable within Level 2 of the GAAP fair value hierarchy, as summarized in the following table (in thousands):

	As of June 30, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$2,211,002	$1,966,566	$1,994,651	$1,753,222
Unsecured notes payable	$400,000	$373,648	$400,000	$371,368
Seller financing note receivable, net (1)	$32,032	$32,573	$31,611	$32,286
(1)During the year ended December 31, 2022, we provided $40.0 million of seller financing as partial consideration for the sale of our New England portfolio. The contractual interest rate on the note is 4.5%. The difference between the stated rate and the effective interest rate as of the date of sale resulted in a discount recorded of $8.5 million. The seller financing note and related discount are included in other assets, net in our condensed consolidated balance sheets.

Nonrecurring Fair Value Measurements
As of June 30, 2023, assets measured at fair value on a nonrecurring basis in our condensed consolidated balance sheets consist of one real estate asset that was written down to its estimated fair value for impairment purposes. Our estimate of fair value was determined using the stated price within the purchase and sale agreement for this asset, which is classified as Level 2 within the GAAP fair value hierarchy. As of June 30, 2023, the fair value of the real estate asset, net of estimated transaction costs, measured on a nonrecurring basis was $19.9 million. There were no assets measured at fair value on a nonrecurring basis as of December 31, 2022. Refer to Note 3 for further detail on the non-cash impairment.
Note 9 — Derivative Financial Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
Our objectives in using interest rate derivatives are to add predictability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps and treasury locks as part of our interest rate management strategy. Interest rate swaps involve the receipt of variable-rate and fixed-rate amounts from a counterparty in exchange for us making fixed-rate or variable-rate payments over the life of the agreements without exchange of the underlying notional amounts.
Changes in fair value of derivatives designated as cash flow hedges are recognized in accumulated other comprehensive income and subsequently reclassified into earnings as an increase or decrease to interest expense. During the three and six months ended June 30, 2023, we reclassified gains of $5.4 million and $9.5 million out of accumulated other comprehensive income into interest expense, respectively. During the three and six months ended June 30, 2022, we reclassified losses of $2.0 million and $2.0 million out of accumulated other comprehensive income into interest expense, respectively.
Changes in fair value of derivatives not designated in a hedge relationship, or economic hedges, are recognized in gain on derivative instruments in our condensed consolidated statements of operations once realized. During the three and six months ended June 30, 2023, we recorded gains of $11.4 million and $9.3 million, respectively. During the three and six months ended June 30, 2022, no amounts were recognized related to derivatives not designated in a hedge relationship.
During the three months ended June 30, 2023, we decided to de-designate $830 million of pay-fixed, receive-floating interest rate swaps. As a result, the accumulated unrealized gains at time of de-designation of $29.5 million will be reclassified into earnings over the remaining term of the associated debt, and future changes in the fair value of these derivatives will be recognized in gain on derivative instruments, net in our condensed consolidated statements of operations.
As of June 30, 2023, we estimate that during the next 12 months, we will reclassify into earnings approximately $10.8 million of the unrealized gain in accumulated other comprehensive income.
During the three months ended June 30, 2023, we entered into $480 million of pay-floating, receive-fixed interest rate swaps, which will not be designated as accounting hedges and accordingly, the changes in the fair value of these derivatives are recognized in gain on derivative instruments, net, in our condensed consolidated statements of operations. These derivative instruments economically offset $480 million of the previously issued interest rate swaps noted above and were done in anticipation of the closing of the Core JV, as proceeds from the transaction were utilized to pay off $325 million of previously hedged term loans. As a result of these instruments, we expect to receive monthly fixed interest income representing the spread between the pay-fixed and receive-fixed legs of our interest rate swap positions over a weighted-average term of 3.4 years.

The following table summarizes our derivative financial instruments (dollars in thousands):

	As of June 30, 2023
	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)	Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value
Derivatives designated as hedging instruments:
Treasury rate locks	1	$150,000	$2,236	$—
Derivatives not designated as hedging instruments:
Interest rate swap, floating to fixed	10	$830,000	$35,395	$—
Interest rate swap, fixed to floating	6	$480,000	$—	$(1,959)

	As of December 31, 2022
	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)	Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value
Derivatives designated as hedging instruments:
Treasury rate locks	1	$100,000	$319	$—
Interest rate swaps, floating to fixed	10	$830,000	$32,222	$—
Note 10 — Variable Interest Entities
Consolidated Entities
AIR consolidates the AIR Operating Partnership, a VIE of which AIR is the primary beneficiary. AIR, through the AIR Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Substantially all of the assets and liabilities of AIR are those of the AIR Operating Partnership.
The AIR Operating Partnership consolidates (i) four VIEs that own interests in one or more apartment communities and are typically structured to generate a return for their partners through the operation and ultimate sale of the communities and (ii) one VIE related to a lessor entity that owns an interest in a property leased to a third party. The AIR Operating Partnership is the primary beneficiary in the limited partnerships in which it is the sole decision maker and has a substantial economic interest.
The table below summarizes apartment community information regarding VIEs consolidated by the AIR Operating Partnership:

	June 30, 2023 (1)	December 31, 2022
VIEs with interests in apartment communities	4	5
Apartment communities owned by VIEs	15	16
Apartment homes in communities owned by VIEs	5,041	5,369
(1)During the three months ended June 30, 2023, we purchased the remaining noncontrolling interest in a consolidated limited partnership in one apartment community with 328 apartment homes. Subsequent to this purchase, this apartment community no longer represents a VIE.
Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating

Partnership. Assets and liabilities of VIEs, excluding those of the AIR Operating Partnership, are summarized in the table below (in thousands):

	June 30, 2023	December 31, 2022
ASSETS:
Net real estate	$1,040,597	$1,066,482
Cash and cash equivalents	71,262	54,319
Restricted cash	2,009	2,378
Other assets, net	21,465	20,944
LIABILITIES:
Non-recourse property debt, net	$1,204,242	$1,212,065
Accrued liabilities and other	36,246	35,365
Unconsolidated Entities
As discussed in Note 3, during the three months ended June 30, 2023, we formed an unconsolidated joint venture with a global asset manager, by selling a 70% interest in our Huntington Gateway property, a 443-unit property located in Virginia. Our 30% interest and $28.0 million preferred interest in the joint venture meets the definition of a VIE; however, we are not the primary beneficiary and do not consolidate this community. As of June 30, 2023, the carrying value of AIR's interest is $34.6 million, which is included in other assets, net, in our condensed consolidated balance sheets. As of June 30, 2023, AIR’s exposure to the obligations of the VIE is limited to the carrying value of the limited partnership interests, and $28.2 million of the joint venture's guarantor non-recourse liabilities, which represents 30%.
We have a 20% interest in a joint venture with an affiliate of Blackstone, which meets the definition of a VIE. The joint venture includes three multi-family properties with 1,748 units located in Virginia. We are not the primary beneficiary and do not consolidate these communities. As of June 30, 2023 and December 31, 2022, the carrying value of the investment of $19.4 million and $20.7 million, respectively, is included in other assets, net, in our condensed consolidated balance sheets. As of June 30, 2023, AIR’s exposure to the obligations of the VIE is limited to the carrying value of the limited partnership interests, and $79.0 million of Blackstone’s guarantor liabilities, which represents 20%.
We have an interest in a partnership that owns Parkmerced Apartments, which meets the definition of a VIE. However, we are not the primary beneficiary and do not consolidate this partnership. As of June 30, 2023 and December 31, 2022, the investment balance of $158.5 million and $158.7 million, respectively, is included in other assets, net, in our condensed consolidated balance sheets. Subsequent to the December 2020 separation from Apartment Investment and Management Company (“Aimco”), all risks and rewards of ownership are Aimco’s; however, as legal transfer has not occurred, there is an equal and offsetting liability included in accrued liabilities and other in our condensed consolidated balance sheets. Accordingly, there is no net effect on AIR’s stockholders’ equity or the AIR Operating Partnership’s partners’ capital.
Note 11 — Business Segments
We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR and have reached a stabilized level of operations. Our Other Real Estate segment includes four properties acquired in 2022, four properties previously leased to Aimco, one property acquired in 2023, and one community that is expected to be sold.
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
As of June 30, 2023, our Same Store segment included 63 apartment communities with 22,794 apartment homes and our Other Real Estate segment included 10 apartment communities with 2,945 apartment homes.
The following tables present the total revenues, property operating expenses, proportionate property net operating income (loss), and income (loss) before income tax expense of our segments on a proportionate basis, excluding amounts related to communities sold. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of June 30, 2023 (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended June 30, 2023:
Total revenues	$160,180	$29,684	$22,385	$2,311	$214,560
Property operating expenses	41,330	10,640	11,496	8,546	72,012
Other operating expenses not allocated to segments (3)	—	—	—	97,802	97,802
Total operating expenses	41,330	10,640	11,496	106,348	169,814
Proportionate property net operating income (loss)	118,850	19,044	10,889	(104,037)	44,746
Other items included in income (loss) before income tax expense (4)	—	—	—	(42,971)	(42,971)
Income (loss) before income tax expense	$118,850	$19,044	$10,889	$(147,008)	$1,775

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six months ended June 30, 2023:
Total revenues	$318,082	$59,501	$44,327	$4,643	$426,553
Property operating expenses	82,577	21,911	22,860	20,117	147,465
Other operating expenses not allocated to segments (3)	—	—	—	204,308	204,308
Total operating expenses	82,577	21,911	22,860	224,425	351,773
Proportionate property net operating income (loss)	235,505	37,590	21,467	(219,782)	74,780
Other items included in income (loss) before income tax expense (4)	—	—	—	(82,814)	(82,814)
Income (loss) before income tax expense	$235,505	$37,590	$21,467	$(302,596)	$(8,034)

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended June 30, 2022:
Total revenues	$147,075	$3,718	$19,894	$12,813	$183,500
Property operating expenses	39,667	1,989	9,630	12,501	63,787
Other operating expenses not allocated to segments (3)	—	—	—	80,913	80,913
Total operating expenses	39,667	1,989	9,630	93,414	144,700
Proportionate property net operating income (loss)	107,408	1,729	10,264	(80,601)	38,800
Other items included in income before income tax expense (4)	—	—	—	174,358	174,358
Income before income tax expense	$107,408	$1,729	$10,264	$93,757	$213,158

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Six months ended June 30, 2022:
Total revenues	$290,405	$4,952	$39,428	$30,193	$364,978
Property operating expenses	79,553	2,928	19,511	25,031	127,023
Other operating expenses not allocated to segments (3)	—	—	—	176,077	176,077
Total operating expenses	79,553	2,928	19,511	201,108	303,100
Proportionate property net operating income (loss)	210,852	2,024	19,917	(170,915)	61,878
Other items included in income before income tax expense (4)	—	—	—	552,085	552,085
Income from before income tax expense	$210,852	$2,024	$19,917	$381,170	$613,963
(1)Represents adjustments to: (i) include AIR’s proportionate share of the results of unconsolidated apartment communities, which is excluded in the related consolidated amounts, and (ii) exclude the noncontrolling interests in consolidated real estate partnerships’ proportionate share of the results of communities, which is included in the related consolidated amounts. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues in our condensed consolidated statements of operations prepared in accordance with GAAP.
(2)Includes: (i) the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any, (ii) property management revenues, which are not part of our segment performance measure, property management expenses and casualty gains and losses, which are included in consolidated property operating expenses and are not part of our segment performance measure, and (iii) the depreciation of capitalized costs of non-real estate assets.
(3)Includes depreciation and amortization, general and administrative expenses, and other expenses, net, and may also include write-offs of deferred leasing commissions, which are not included in our measure of segment performance.
(4)Includes interest income, interest expense, loss on extinguishment of debt, gain on dispositions of real estate, provision for impairment loss, and loss from unconsolidated real estate partnerships.
The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	June 30, 2023	December 31, 2022
Same Store	$4,481,117	$4,610,356
Other Real Estate	1,466,200	1,251,581
Corporate and other assets (1)	459,693	689,946
Total consolidated assets	$6,407,010	$6,551,883
(1)Includes the assets not allocated to our segments including: (i) corporate assets; (ii) the mezzanine loan investment where the rights and obligations of ownership have been assigned to Aimco; and (iii) properties sold or classified as held for sale.
For the six months ended June 30, 2023 and 2022, capital additions related to our segments were as follows (in thousands):

	2023	2022
Same Store	$80,362	$85,695
Other Real Estate	7,675	658
Total capital additions	$88,037	$86,353

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
These forward-looking statements reflect management’s judgment as of this date, and we assume no obligation to revise or update them to reflect future events or circumstances.
Certain financial and operating measures found herein and used by management are not defined under GAAP. These measures are defined and reconciled to the most directly comparable GAAP measures under the Non-GAAP Measures heading and include: NAREIT Funds from Operations, Pro forma Funds from Operations, and the measures used to compute our leverage ratios.
Executive Overview
We created AIR to be the most efficient and effective way to invest in U.S. multi-family real estate, due to our simplified business model, diversified portfolio of stabilized apartment communities, and low leverage. The Board of Directors has set the following strategic objectives:
•Pursue a simple, efficient, and predictable business model with a low-risk premium.
•Maintain a high quality and diversified portfolio of stabilized multi-family properties.
•Continuously improve our best-in-class property operations platform, the “AIR Edge,” to generate above-market organic growth.
•Maintain an efficient cost structure and our commitment to keep net general and administrative expenses less than or equal to 15-basis points of gross asset value.
•Maintain a flexible, low levered balance sheet with access to public debt markets.
•Enhance portfolio quality through a disciplined approach to capital allocation, targeting accretive opportunities on a leverage neutral basis.
•Form private capital partnerships as a source of equity capital for accretive growth.

•Continue our commitment to corporate responsibility with transparent and measurable goals.
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in 10 states and the District of Columbia. As of June 30, 2023, our portfolio included 73 apartment communities with 25,739 apartment homes, in which we held an average ownership of approximately 87%. We also have one land parcel and one indirect land interest that we lease to third parties.
Our business is organized around four areas of strategic focus: operational excellence; portfolio management; balance sheet; and team and culture. The results from the execution of our strategy are further described in the sections that follow.
Operational Excellence
Second quarter 2023 Same Store NOI margin was 74.2%, up 120-basis points year-over-year and an AIR record for the second quarter, the result of:
•8.8% growth in Residential Rents, and
•Sustained cost control with controllable expenses increasing only 100 basis points.
Second quarter signed lease rate growth is higher than assumed in our annual plan with a blended rate increase of 6.5% benefiting from (i) 10-basis points from 2021 acquisitions (now in Same Store) and (ii) 70-basis points from capital enhancement activity.
Average Daily Occupancy ("ADO") declined 190-basis points sequentially due to (i) normal and expected seasonality (110-basis points of decline) due to the frictional vacancy of the leasing season and (ii) increased move-outs of non-paying residents as COVID-related protections expired (60-basis points). ADO is anticipated to reach its low point in July, and then increase in the third and fourth quarters.
Acquisition Portfolio Performance

			Year-over-Year Variance (1)
Year	Apartment Communities	% of Gross Asset Value	Rev	Exp	NOI
Class of 2021 (2)	5	8.0%	19.0%	(2.2%)	30.5%

			Sequential Variance (3)
Year	Apartment Communities	% of Gross Asset Value	NOI
Class of 2021 (2)	5	8.0%	4.9%
Class of 2022 and 2023 (4)	5	9.0%	3.4%
Acquisition Portfolio	10	17.0%	4.1%

Total Portfolio	73	100.0%	1.7%
(1)Represents variance for the three months ended June 30, 2023, compared to three months ended June 30, 2022.
(2)Acquisitions from 2021 are included in, and contribute to, Same Store Portfolio metrics.
(3)Represents variance for the three months ended June 30, 2023, compared to three months ended March 31, 2023.
(4)Acquisition property results are often volatile, sometimes by design, when properties are first added to the AIR platform. Common examples are the implementation of AIR’s “no smoking” policy and AIR’s requirement of high credit ratings from new residents. Over three or four years, results become stable as new residents are selected by AIR, increasing numbers of high quality residents renew their leases, and the disturbance of property upgrades is in the past.
Transactions
AIR has property operation expertise, termed the AIR Edge, which results in higher property NOI, enabling AIR to acquire properties and deploy the AIR Edge to improve their profitability and value. This enables AIR to sell properties at market NOI cap rates and unlevered IRRs, and to reinvest capital in acquisition properties which generally enjoy accelerated growth in profitability relative to general market rates.
AIR’s business is to acquire properties, deploy the AIR Edge, and generate returns 200-basis points, or higher, than AIR’s cost of capital, as measured by unlevered IRR. “Paired trades” make agnostic to changes in market conditions insofar as AIR is buying and selling at roughly the same time. The benefits – enhanced total NOI growth and higher FFO – are realized primarily in years two through four as it requires more than one turn of the rent roll to implement AIR’s menu of high credit standards, measured customer satisfaction, customer retention, lowered operating costs, and completion of planned capital improvements.
Joint Venture Transactions
As previously announced, AIR formed two joint ventures in the quarter, the first of which closed on June 30, 2023 through the sale of a 70% interest in Huntington Gateway (the “Value-Add JV”), and the second of which closed on July 17, 2023 through the sale of a 47% interest in eight of ten properties (the “Core JV”). The remaining two properties within the Core JV are expected to close before year-end. AIR now has four separate joint venture partnerships, each (i) with world-class investors interested in doing more with AIR, (ii) paying asset and property management fees, and (iii) providing substantial opportunity to earn “promotes.” For AIR, joint ventures are a strategic source of attractively priced capital, and provide AIR the resources to pursue a broader opportunity set to pursue growth. AIR expects to sell further interests of the existing joint ventures to increase expected returns on its retained investment, and to make available additional capital to invest in future AIR Edge properties with higher returns.

	California JV	Washington, D.C. JV	Core JV	Value-Add JV
	September 2020	October 2021	July 2023	June 2023
Gross Asset Value @ 100%	$2.4B	$0.5B	$1.1B	$0.1B
AIR / JV Partner Ownership	61% / 39%	20% / 80%	53% / 47%	30% / 70% (1)
Number of Properties	12	3	10	1
Units	4,051	1,748	3,093	443
Average Revenue per Unit	$3,389	$2,070	$2,534	$2,307
(1)Legal ownership sold is 70%, while AIR will receive 50% of JV cash flow during the hold period.
Dispositions
AIR is nearing completion of its strategic exit from New York City through:
•The sale of two properties with 62 apartment homes to a developer for gross proceeds of $33.2 million and a non-cash GAAP loss of $8.2 million; and
•Signing a contract to sell its remaining New York City property, at a price which resulted in a non-cash GAAP write-down of $15.4 million.
In aggregate since the Separation, AIR has recognized non-cash GAAP gains of $1.5 billion on $2.2 billion of dispositions.
Balance Sheet and Liquidity
To lower its cost of capital and enhance financial returns, AIR targets Net Leverage to EBITDAre between 5.0x to 6.0x with focus on fixed-rate, long-term debt with well laddered maturities. We maintain flexibility through (i) ample unused and available credit, (ii) holding properties with substantial value unencumbered by property debt, and (iii) maintaining an investment grade rating.
Balance sheet highlights, pro forma for the announced joint ventures, include:
•Reduction in Net Leverage to EBITDAre to 5.9x, within AIR’s targeted range, and extension of its weighted-average maturities by more than seven months;
•96% fixed-rate leverage with limited repricing risk before the second quarter of 2025;
•Available liquidity of $2.3 billion and access to more potentially secured by $5.8 billion in unencumbered property value; and
•Limited refunding risk with the ability to fund all maturities through 2027 from cash on hand, and a 10-year commitment to make $1 billion of property loans with up to 10-year maturities.

Dividend and Equity Capital Markets
On July 25, 2023, the AIR Board of Directors declared a quarterly cash dividend of $0.45 per share of Common Stock, payable on August 29, 2023 to shareholders of record on August 18, 2023. The Board of Directors targeted a 75% payout ratio on Pro forma FFO in setting the dividend for 2023, which is also expected to have favorable tax characteristics due to AIR’s tax basis refreshed at the time of the Separation from Aimco.
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
Our focus on our team and culture is widely recognized. In 2023, AIR was named a Kingsley Excellence Elite Five multifamily company and a winner of the 2023 Kingsley Excellence Awards for customer service. Of the winners, AIR ranked second among all operators, and first among publicly traded REITs. AIR is committed to world-class customer service, which we deliver through listening to, learning from, and responding to our residents every day. We also benefit from the support of great leadership, contributions from exceptional teammates, and a strong culture. These strengths are confirmed by such awards as AIR's 2023 Top Workplaces USA Award (the second consecutive year), a 10-time winner of Top Workplace in Colorado (by the Denver Post), Top Workplace in Philadelphia (by The Philadelphia Inquirer), and in South Florida (by the Sun Sentinel) as well as Built in 2023 Best Places to Work in Colorado, Los Angeles, Miami, and Washington, D.C. We take seriously our responsibility to care for our customers, our neighbors, and each other as teammates. We are grateful for these recognitions and consider them confirmation of our success.
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
Financial Highlights
Net loss attributable to common stockholders per common share, on a dilutive basis was $0.01 and $0.09 for the three and six months ended June 30, 2023, respectively, compared to net income attributable to common stockholders per common share on a diluted basis of $1.26 and $3.66 for the three and six months ended June 30, 2022, respectively, due primarily to:
•Impairments recorded in the current year as discussed below as well as lower gains on dispositions of real estate,
•Lower interest income from the note receivable from Aimco, which was repaid in the second and third quarters of 2022, and the associated $12.9 million prepayment penalty received from Aimco in connection with its partial repayment during the second quarter of 2022, and
•Higher interest expense due to higher interest rates and higher leverage; offset partially by

•Increased contribution from property operations, and
•Lower loss on extinguishment of debt.
Pro forma FFO per share was $0.58 and $1.12 for the three and six months ended June 30, 2023, respectively, compared to $0.66 and $1.23 for the three and six months ended June 30, 2022, respectively, due primarily to the below factors. Before consideration of the impact from the Aimco note receivable contribution of $0.15 and $0.19 per share for the three and six months ended June 30, 2022, Pro forma FFO per share was $0.51 and $1.04, respectively.
• A decrease in interest income as noted above,
•An increase in interest expense as noted above; offset partially by
•Increased contribution in property operations.
Results of Operations for the Three and Six Months Ended June 30, 2023, Compared to 2022
Property Operations
We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR and have reached a stabilized level of operations. Our Other Real Estate segment includes four properties acquired in 2022, four properties previously leased to Aimco, one property acquired in 2023, and one community that is expected to be sold.
As of June 30, 2023, our Same Store segment included 63 apartment communities with 22,794 apartment homes and our Other Real Estate segment included 10 apartment communities with 2,945 apartment homes.
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

	Three Months Ended		Historical Change		Change Attributable to Changes in Ownership		Change Excluding Changes in Ownership
(dollars in thousands)	June 30, 2023	June 30, 2022	$	%	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$160,180	$147,075	$13,105	8.9%	$233	0.1%	$12,872	8.8%
Other Real Estate	29,684	3,718	25,966	nm	—	—%	25,966	nm
Total	189,864	150,793	39,071	25.9%	233	0.1%	38,838	25.8%
Property operating expenses, net of utility reimbursements:
Same Store	41,330	39,667	1,663	4.2%	65	0.1%	1,598	4.1%
Other Real Estate	10,640	1,989	8,651	nm	—	—%	8,651	nm
Total	51,970	41,656	10,314	24.8%	65	0.1%	10,249	24.7%
Proportionate property net operating income:
Same Store	118,850	107,408	11,442	10.7%	168	0.1%	11,274	10.6%
Other Real Estate	19,044	1,729	17,315	nm	—	—%	17,315	nm
Total	$137,894	$109,137	$28,757	26.3%	$168	0.1%	$28,589	26.2%
For the three months ended June 30, 2023, compared to 2022, excluding changes attributable to changes in ownership, our Same Store proportionate property NOI increased by 10.6%. This increase was attributable primarily to a $12.9 million, or 8.8%, increase in rental and other property revenues due to an 8.8% increase in residential rental rates, and a 1.0% increase in late fees and other, partially offset by a 1.1% decrease in ADO.
Other Real Estate proportionate property NOI for the three months ended June 30, 2023, compared to 2022, increased by $17.3 million, due primarily to contribution from one property acquired in 2023, four properties acquired in 2022, and NOI contribution from the four properties acquired on September 1, 2022, when their respective master leases were canceled.

	Six Months Ended		Historical Change		Change Attributable to Changes in Ownership		Change Excluding Changes in Ownership
(dollars in thousands)	June 30, 2023	June 30, 2022	$	%	$	%	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$318,082	$290,405	$27,677	9.5%	$460	0.1%	$27,217	9.4%
Other Real Estate	59,501	4,952	54,549	nm	—	—%	54,549	nm
Total	377,583	295,357	82,226	27.8%	460	0.1%	81,766	27.7%
Property operating expenses, net of utility reimbursements:
Same Store	82,577	79,553	3,024	3.8%	95	0.1%	2,929	3.7%
Other Real Estate	21,911	2,928	18,983	nm	—	—%	18,983	nm
Total	104,488	82,481	22,007	26.7%	95	0.1%	21,912	26.6%
Proportionate property net operating income:
Same Store	235,505	210,852	24,653	11.7%	365	0.1%	24,288	11.6%
Other Real Estate	37,590	2,024	35,566	nm	—	—%	35,566	nm
Total	$273,095	$212,876	$60,219	28.3%	$365	0.1%	$59,854	28.2%
For the six months ended June 30, 2023, compared to 2022, excluding changes attributable to changes in ownership, our Same Store proportionate property NOI increased by 11.6%. This increase was attributable primarily to a $27.2 million, or 9.4%, increase in rental and other property revenues due to a 9.4% increase in residential rental rates, and a 0.6% increase in late fees and other, partially offset by a 0.7% decrease in ADO.
Other Real Estate proportionate property NOI for the six months ended June 30, 2023, compared to 2022, increased by $35.6 million, due primarily to contribution from one property acquired in 2023, four properties acquired in 2022, and NOI contribution from the four properties acquired on September 1, 2022, when their respective master leases were canceled.

Non-Segment Real Estate Operations
Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, and the results of apartment communities sold or held for sale, which we do not allocate to our segments for purposes of evaluating segment performance.
For the three months ended June 30, 2023, compared to 2022, non-segment real estate operations decreased by $6.6 million due primarily to $6.7 million of lower NOI attributable to sold properties.
For the six months ended June 30, 2023, compared to 2022, non-segment real estate operations decreased by $20.6 million, due primarily to $16.4 million of lower NOI attributable to sold properties, a $2.6 million increase in casualty losses, and a $1.6 million increase in property management expenses, net.
Depreciation and Amortization
For the three and six months ended June 30, 2023, compared to 2022, depreciation and amortization expense increased $10.6 million, or 13.5%, and $21.7 million, or 13.3%, respectively, due primarily to properties acquired subsequent to June 30, 2022, offset partially by the reduction in depreciation associated with properties sold.
Other expenses (income), net
Other expenses (income), net, includes costs associated with our risk management activities, partnership administration expenses, and certain non-recurring items.
Other expenses (income), net, decreased $5.6 million, from income of $3.1 million for the three months ended June 30, 2022, to expense of $2.5 million for the three months ended June 30, 2023, due primarily to fees earned in connection with the closing of the Value-Add JV, and services provided under the transition services agreement for the 2022 sale of the New England portfolio, offset partially by the 2022 gain on the sale of a cost basis investment in the prior year.
For the six months ended June 30, 2023, compared to 2022, other expense, net, increased $5.2 million, due primarily to services provided under the transition services agreement for the 2022 sale of the New England portfolio, offset partially by the 2022 gain on the sale of a cost basis investment in the prior year.
Interest Income
For the three and six months ended June 30, 2023, compared to 2022, interest income decreased by $24.1 million, or, 94.1%, and $36.1 million, or 92.3%, respectively, due primarily to lower interest income associated with our note receivable from Aimco, which was repaid in the second and third quarters of 2022, the $12.9 million prepayment penalty received from Aimco in connection with its partial repayment during the second quarter of 2022, and lower interest income associated with properties leased to Aimco through September 1, 2022, when the leases were canceled.
Interest Expense
For the three and six months ended June 30, 2023, compared to 2022, interest expense increased $11.5 million, or 44.3%, and $25.6 million, or 53.2%, respectively, due primarily to higher rates on our term loans and revolving credit facility, interest expense associated with our senior unsecured notes issued in the second quarter of 2022, and higher outstanding property debt balances.
Loss on Extinguishment of Debt
During the three months ended June 30, 2023 or 2022, we did not incur a loss on extinguishment of debt.
For the six months ended June 30, 2023, compared to 2022, loss on extinguishment of debt decreased by $21.6 million, due to prepayment penalties incurred from the early payment of property debt in 2022.

(Loss) Gain on Dispositions and Impairments of Real Estate
During the three and six months ended June 30, 2023, we recognized $17.5 million of loss (gain) on dispositions and impairments of real estate due primarily to:
•A non-cash impairment loss on real estate due to the evaluation of the expected hold period of two real estate assets in our Other Real Estate reporting segment. Given management's assessment of the likelihood of the sale of these assets, which occurred during the three months ended June 30, 2023, we reduced the carrying value to their estimated fair value and recognized a non-cash impairment loss on real estate of $8.2 million;
•A non-cash impairment loss on real estate due to the evaluation of the expected hold period of one additional real estate asset in our Other Real Estate reporting segment. Given management’s assessment of the likelihood of its pending sale, which is expected to occur by year end, we reduced the carrying value to its estimated fair value and recognized a non-cash impairment loss on real estate of $15.4 million; offset partially by
•A $6.4 million gain in connection with the formation of the Value-Add JV.
During the three and six months ended June 30, 2022, we recognized $175.6 million and $587.6 million, respectively, of gain on dispositions of real estate related to the sale of four and 12 apartment communities, respectively, and we did not recognize any real estate impairment losses.
Gain on Derivative Instruments
During the three and six months ended June 30, 2023, we recognized $11.4 million and $9.3 million, respectively, of gains on derivative instruments that are not designated as cash flow hedges. Of the $11.4 million, $5.3 million represents cash gains and $6.1 million represents non-cash gains. Of the $9.3 million, $5.3 million represents cash gains and $4.0 million represents non-cash gains, net.
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
Non-GAAP Measures
Certain key financial indicators we use in managing our business and in evaluating our financial condition and operating performance are non-GAAP measures. Key non-GAAP measures we use are defined and described below, and for those non-GAAP measures used or disclosed within this quarterly report, we provide reconciliations of the non-GAAP measures to the most directly comparable financial measure computed in accordance with GAAP.
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
NAREIT FFO and Pro forma FFO are calculated as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net (loss) income attributable to AIR common stockholders	$(1,439)	$196,722	$(12,896)	$572,603
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	83,749	73,922	173,761	155,379
Loss (gain) on dispositions and impairments of real estate, net of noncontrolling partners’ interest	17,472	(175,450)	17,472	(587,453)
Income tax adjustments related to gain on dispositions and other tax-related items	—	(1,100)	—	(1,100)
Common noncontrolling interests in AIR OP’s share of above adjustments and amounts allocable to participating securities	(6,889)	6,328	(12,811)	26,577
NAREIT FFO attributable to AIR common stockholders	$92,893	$100,422	$165,526	$166,006
Adjustments:
Gain on derivative instruments (1)	(11,390)	—	(9,246)	—
Non-cash straight-line rent (2)	3,090	642	6,180	1,284
Business transformation and transition related costs (3)	310	1,593	523	2,462
Loss on extinguishment of debt (4)	—	—	2,008	23,636
Casualty losses and other	281	322	2,127	678
Common noncontrolling interests in AIR OP’s share of above adjustments and amounts allocable to participating securities	533	(160)	(93)	(1,738)
Pro forma FFO attributable to AIR common stockholders	$85,717	$102,819	$167,025	$192,328

Weighted-average common shares outstanding – basic	148,832	155,927	148,821	156,327
Dilutive common share equivalents	55	209	65	280
Total shares and dilutive share equivalents	148,887	156,136	148,886	156,607

Net income attributable to AIR per share – diluted	$(0.01)	$1.26	$(0.09)	$3.66
NAREIT FFO per share – diluted	$0.62	$0.64	$1.11	$1.06
Pro forma FFO per share – diluted	$0.58	$0.66	$1.12	$1.23
(1)During 2023, in anticipation of future financing transactions, we entered into treasury locks that did not qualify for hedge accounting under GAAP. Changes in the fair value of these instruments are included in net (loss) income attributable to AIR common stockholders. Any non-cash changes in fair value is excluded in the determination of Pro forma FFO.
(2)In 2018 and 2022, we assumed 99-year ground leases with scheduled rent increases. Due to the terms of the leases, GAAP rent expense will exceed cash rent payments until 2076 and 2079, respectively. We include the cash rent payments for these ground leases in Pro forma FFO but exclude the incremental straight-line non-cash rent expense. The rent expense for these leases is included in other expenses, net, in our condensed consolidated statements of operations.
(3)During 2023 and 2022, we incurred consulting, placement, legal, and other transformation related costs as we fully implement AIR’s business model, including projects intended to increase efficiency and reduce costs in future periods. As we engage in and finalize our finance transformation initiative that modernizes our systems and processes, including a new ERP system, we expect to continue to incur these costs throughout 2023. We excluded these costs from Pro forma FFO because we believe they are not related to ongoing operating performance.
(4)During 2023 and 2022, we incurred debt extinguishment costs related to the prepayment of debt. In 2023, these costs are related to the prepayment of high-cost, floating-rate debt. We excluded these costs from Pro forma FFO because we believe they are not representative of future cash flows.
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
Our leverage ratios for the three months ended June 30, 2023, are presented below:

	Annualized Current Quarter	Annualized Current Quarter Pro forma for the Core Joint Venture Transaction
Proportionate Debt to Adjusted EBITDAre	6.3x	5.7x
Net Leverage to Adjusted EBITDAre	6.5x	5.9x
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

The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios, is as follows (in thousands):

June 30, 2023
Total indebtedness	$3,684,577
Adjustments:
Debt issuance costs related to non-recourse property debt and term loans	18,425
Proportionate share adjustments related to debt obligations	(360,696)
Cash and restricted cash	(129,913)
Tenant security deposits included in restricted cash	11,633
Proportionate share adjustments related to cash and restricted cash	9,082
Proportionate Debt	$3,233,108
Perpetual Preferred Stock	2,000
Preferred noncontrolling interests in AIR Operating Partnership	77,143
Net Leverage	$3,312,251
Leverage reduction funded by Core Joint Venture transaction	(451,904)
Net Leverage, Pro forma for Core Joint Venture transaction	$2,860,347
We calculated Adjusted EBITDAre used in our leverage ratios based on annualized current quarter amounts. EBITDAre and Adjusted EBITDAre are non-GAAP measures, which we believe are useful to investors, creditors, and rating agencies as a supplemental measure of our ability to incur and service debt because they are recognized measures of performance by the real estate industry and facilitate comparison of credit strength between AIR and other companies. EBITDAre and Adjusted EBITDAre should not be considered alternatives to net income as determined in accordance with GAAP as indicators of liquidity. There can be no assurance that our method of calculating EBITDAre and Adjusted EBITDAre is comparable with that of other real estate investment trusts. NAREIT defines EBITDAre as net income computed in accordance with GAAP, before interest expense, income taxes, and depreciation and amortization expense, which we have further adjusted for:
•gains and losses on dispositions of depreciated property;
•impairment write-downs of depreciated property; and
•adjustments to reflect our share of EBITDAre of investments in unconsolidated entities and consolidated entities with non-controlling interests.
EBITDAre is defined by NAREIT and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. We define Adjusted EBITDAre as EBITDAre adjusted for the effect of the following items for the reasons set forth below:
•the amount by which GAAP rent expense exceeds cash rent payments for two long-term ground leases until 2076 and 2079 is excluded. The excess of GAAP rent expense over the cash payments for these leases does not reflect a current obligation that affects our ability to service debt; and
•applicable Pro forma FFO adjustments to NAREIT FFO under the heading “NAREIT Funds From Operations and Pro forma Funds From Operations,” excluding items that are not included in EBITDAre, to exclude certain amounts that are unique or occur infrequently.

The reconciliation of net income to EBITDAre and Adjusted EBITDAre, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended June 30, 2023
Net income	$598
Adjustments:
Interest expense	37,554
Income tax expense	1,177
Depreciation and amortization	89,260
Loss on dispositions and impairments of real estate	17,472
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(684)
EBITDAre adjustments attributable to noncontrolling interests and unconsolidated real estate partnerships	(6,765)
EBITDAre	$138,612
Pro forma FFO and other adjustments, net (1)	(8,554)
Quarterly Adjusted EBITDAre	$130,058
Adjusted EBITDAre, before removal of annualization impact for non-recurring items	$520,232
Removal of annualization impact for non-recurring items (2)	(7,218)
Adjusted EBITDAre	$513,014
Core Joint Venture transaction, annualized	(27,410)
Pro forma Adjusted EBITDAre	$485,604
(1)Includes pro forma adjustments to NAREIT FFO under the heading NAREIT Funds From Operations and Pro forma Funds From Operations, excluding items that are not included in EBITDAre such as prepayment penalties, net. EBITDAre has also been adjusted by $0.8 million to reflect the disposition of two properties and the Value-Add Joint Venture, as if the transactions closed on April 1, 2023.

(2)Second quarter 2023 EBITDAre benefits from $2.4 million of items that are not expected to recur in the future. As such, they were not annualized in the computation of Adjusted EBITDAre.
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
As of June 30, 2023, our available liquidity was $1.8 billion, which consisted of:
•$96.7 million of our share of cash and cash equivalents;
•$12.5 million of our share of restricted cash, excluding amounts related to tenant security deposits, which consists primarily of escrows held by lenders for capital additions, property taxes, and insurance;
•$703.7 million of available capacity to borrow under our revolving credit facility after consideration of letters of credit; and
•$1.0 billion of committed property level financing through our secured credit facility with Fannie Mae.
After consideration of the completion of the Core JV, total liquidity is approximately $2.3 billion.
Additional liquidity may also be provided through future secured and unsecured financings.
Uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners, and acquisitions of apartment communities. We use our cash and cash equivalents and cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to meet our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and debt refinancing. We may use our revolving credit facility for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, including apartment community acquisitions, primarily through secured and unsecured borrowings, the issuance of equity securities (including OP Units), the sale of apartment communities, and cash generated from operations. Additionally, we expect to meet our liquidity requirements associated with our debt maturities.
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
The combination of secured and unsecured debt, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage was 6.6 years as of June 30, 2023, inclusive of extension options, with a weighted-average interest rate of 4.3%. Subsequent to the Core JV transaction, the weighted-average interest rate for total leverage is 4.0% and the average remaining term to maturity is 7.2 years, inclusive of extension options. We have sufficient committed credit to repay all debt coming due through 2027.
Under our credit agreement and unsecured notes payable, we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. The financial covenants we are required to maintain include a maximum leverage ratio of no greater than 0.60 to 1.00; a fixed charge coverage ratio of no less than 1.50 to 1.00, a maximum secured indebtedness to total assets ratio of no greater than 0.40 to 1.00, a maximum unsecured leverage ratio no greater than 0.60 to 1.00, and a minimum unsecured interest coverage ratio no less than 1.50 to 1.00. We believe we were in compliance with these covenants as of June 30, 2023 and expect to remain in compliance during the next 12 months.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.
Operating Activities
For the six months ended June 30, 2023, net cash provided by operating activities was $182.7 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, and changes in working capital items. Cash provided by operating activities for the six months ended June 30, 2023, decreased by $18.8 million compared to the same period in 2022, due primarily to lower net operating income associated with apartment communities sold, partially offset by an increase contribution from properties recently acquired.
Investing Activities
For the six months ended June 30, 2023, our net used in investing activities of $228.4 million consisted primarily of purchases of real estate and capital expenditures. Net cash provided by investing activities of $574.7 million for the same period in 2022 consisted primarily of proceeds from dispositions of real estate and proceeds from the partial repayment of the notes receivable from Aimco, which was repaid in the second and third quarters of 2022, offset partially by purchases of real estate and capital expenditures.

Capital additions totaled $88.0 million and $86.4 million during the six months ended June 30, 2023 and 2022, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.
We categorize capital spending for communities in our portfolio broadly into six primary categories:
•capital replacements, which do not increase the useful life of an asset from its original purchase condition. Capital replacements represent capital additions made to replace the portion of our investment in acquired apartment communities consumed during our period of ownership;
•capital improvements, which represent capital additions made to replace the portion of acquired apartment communities consumed prior to our period of ownership;
•capital enhancements, which may include kitchen and bath remodeling, energy conservation projects, and investments in more durable, longer-lived materials designed to reduce costs, and do not significantly disrupt property operations;
•initial capital expenditures, which represent capital additions contemplated in the underwriting at our recently acquired communities. These amounts are considered in the underwriting of the acquisition and are therefore included with the purchase price when determining expected returns;
•casualty, which represents capitalized costs incurred in connection with the restoration of an apartment community after a casualty event; and
•entitlement and planning.
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
A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows, are presented below (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Capital replacements	$17,372	$12,916
Capital improvements	5,880	6,855
Capital enhancements	44,756	41,920
Initial capital expenditures	15,250	12,807
Casualty	4,646	10,828
Entitlement and planning	133	1,027
Total capital additions	$88,037	$86,353
Plus: additions related to apartment communities sold and held for sale	3,307	3,446
Consolidated capital additions	$91,344	$89,799
Plus: net change in accrued capital spending	(1,956)	800
Total capital expenditures per condensed consolidated statements of cash flows	$89,388	$90,599
For the six months ended June 30, 2023 and 2022, we capitalized $0.7 million and $0.7 million of interest costs, respectively, and $8.3 million and $7.7 million of indirect costs, respectively.
Financing Activities
Net cash used in financing activities of $125.7 million for the six months ended June 30, 2023 consisted primarily of net repayments on our revolving credit facility and the payment of dividends, partially offset by net proceeds from non-recourse property debt. Net cash used in financing activities of $768.0 million for the six months ended June 30, 2022 consisted primarily of repayments on non-recourse debt and term loans, payment of dividends, and repurchases of common stock, offset partially by proceeds from the issuance of unsecured notes payable.

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
As of June 30, 2023, on a consolidated basis, we had $800.0 million of outstanding borrowings on our term loans, and $292.0 million of variable-rate borrowings under our revolving credit facility. After consideration of our interest rate swap derivatives, which reduce our total variable rate exposure by $350 million, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest expense by $7.4 million, net, on an annual basis. Subsequent to the Core JV close, our floating rate debt, after consideration of our interest rate swaps, is $125 million, or 4% of total leverage; we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest expense by $1.3 million, net, on an annual basis.
As of June 30, 2023, we had $129.9 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.
We estimate the fair value of debt instruments as described in Note 5 to the condensed consolidated financial statements in Item 1. The estimated fair value of total indebtedness, including our term loans, revolving credit facility, and unsecured notes payable, was approximately $3.4 billion as of June 30, 2023, inclusive of a $270.8 million mark-to-market asset, of which the amount attributable to AIR common stockholders is $219.0 million.
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
Changes in Internal Control Over Financial Reporting
There has been no change in AIR’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, AIR’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
As of the date of this report, there have been no material changes from the risk factors in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
AIR
Unregistered Sales of Equity Securities
From time to time, we may issue shares of Common Stock in exchange for OP Units. Such shares are issued based on an exchange ratio of one share for each common OP Unit. We may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended June 30, 2023, we did not issue any shares of Common Stock in exchange for OP Units or limited partnership interests in consolidated real estate partnerships.
Repurchases of Equity Securities
AIR’s Board of Directors has authorized a share repurchase program of its outstanding capital stock for $500 million. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions. As of June 30, 2023, there was $183.3 million remaining available for future share repurchases under this authorization. There were no share repurchases during the three months ended June 30, 2023.
The AIR Operating Partnership
Unregistered Sales of Equity Securities
The AIR Operating Partnership did not issue nor repurchase any unregistered OP Units during the three months ended June 30, 2023.
Repurchases of Equity Securities
The AIR Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than AIR have the right to redeem their common OP Units for cash or, at our election, shares of AIR Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended June 30, 2023, no common OP Units were redeemed in exchange for Common Stock.
The following table summarizes the AIR Operating Partnership’s repurchases or redemptions of common OP Units in exchange for cash during the three months ended June 30, 2023:

Fiscal period	Total Number of Units Repurchased	Average Price Paid per Unit	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (1)
April 1 – April 30, 2023	110,316	$35.78	N/A	N/A
May 1 – May 31, 2023	35,624	$35.20	N/A	N/A
June 1 – June 30, 2023	2,144	$35.42	N/A	N/A
Total	148,084	$35.63
(1)The terms of the AIR Operating Partnership’s Partnership Agreement do not provide for a maximum number of OP Units that may be repurchased, and other than the express terms of its Partnership Agreement, the AIR Operating Partnership has no publicly announced plans or programs of repurchase.
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

ITEM 6. EXHIBITS
The following exhibits are filed with this report:

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Charter of Apartment Income REIT Corp. (Exhibit 3.1 to AIR’s Current Report on Form 8-K dated December 15, 2020, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws of Apartment Income REIT Corp. (Exhibit 3.1 to AIR’s Current Report on Form 8-K dated May 22, 2023, is incorporated herein by this reference)

10.1	Seventh Amended and Restated Partnership Agreement of Apartment Income REIT, L.P. (Exhibit 10.1 to AIR’s Quarterly Report on Form 10-Q dated May 4, 2022, is incorporated herein by this reference)

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
The following materials from AIR’s and the AIR Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity and partners’ capital; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APARTMENT INCOME REIT CORP.

	By:	/s/ Molly H.N. Syke
Molly H.N. Syke
Vice President and Chief Accounting Officer

APARTMENT INCOME REIT, L.P.

	By:	AIR-GP, Inc., its General Partner

	By:	/s/ Molly H.N. Syke
Molly H.N. Syke
Vice President and Chief Accounting Officer

Date: July 28, 2023