Form 10-Q
period 2023-09-30
Apartment Income REIT Corp.; Apartment Income REIT, L.P.
filed 2023-11-06
CIK 1820877, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
The number of shares of Apartment Income REIT Corp. Class A Common Stock outstanding as of November 1, 2023: 146,992,711

EXPLANATORY NOTE
This filing combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2023, of Apartment Income REIT Corp. (“AIR”), Apartment Income REIT, L.P. (“AIR Operating Partnership”), and their consolidated subsidiaries. The AIR Operating Partnership’s condensed consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership, and their consolidated subsidiaries, collectively.
AIR is a self-administered and self-managed real estate investment trust (“REIT”). AIR Operating Partnership owns all of the assets and owes all of the liabilities of the AIR enterprise and manages the daily operations of AIR’s business. AIR owns, through its wholly-owned subsidiaries, the general partner interest and special limited partner interest in the AIR Operating Partnership.
As of September 30, 2023, AIR owned approximately 91.2% of the legal interest and 93.6% of the economic interest in the common partnership units of the AIR Operating Partnership, respectively. The remaining 8.8% legal interest is owned by third parties. A portion of the 8.8% owned by third parties is subject to vesting. If the vesting requirements are not met, the 8.8% ownership will be reduced to no less than 6.4%. The legal ownership percentage is based on the outstanding Class A Common Stock of AIR (“Common Stock”) and common OP Units (as defined below), including unvested restricted stock and unvested LTIP units. The economic ownership percentage includes any unvested restricted stock and unvested LTIP units to the extent they are considered participating securities, as defined by accounting principles generally accepted in the United States (“GAAP”). As the sole general partner of the AIR Operating Partnership, AIR has exclusive control of the AIR Operating Partnership’s day-to-day management.
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

APARTMENT INCOME REIT CORP.
APARTMENT INCOME REIT, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APARTMENT INCOME REIT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Buildings and improvements	$6,290,960	$6,784,965
Land	1,285,398	1,291,429
Total real estate	7,576,358	8,076,394
Accumulated depreciation	(2,173,273)	(2,449,883)
Net real estate	5,403,085	5,626,511
Cash and cash equivalents	106,630	95,797
Restricted cash	27,540	205,608
Goodwill	32,286	32,286
Investment in unconsolidated real estate partnerships	352,096	41,860
Other assets, net	477,612	549,821
Total assets	$6,399,249	$6,551,883

LIABILITIES AND EQUITY
Non-recourse property debt, net	$2,231,238	$1,985,430
Term loans, net	473,486	796,713
Revolving credit facility borrowings	25,750	462,000
Unsecured notes payable, net	397,760	397,486
Total indebtedness	3,128,234	3,641,629
Accrued liabilities and other	483,147	513,805
Total liabilities	3,611,381	4,155,434

Commitments and contingencies (Note 7)

Preferred noncontrolling interests in AIR Operating Partnership	77,140	77,143

Equity:
Perpetual Preferred Stock	2,000	2,000
Common Stock, $0.01 par value, 1,021,175,000 shares authorized at September 30, 2023 and December 31, 2022, and 146,973,055 and 149,086,548 shares issued/outstanding at September 30, 2023 and December 31, 2022, respectively	1,470	1,491
Additional paid-in capital	3,355,316	3,436,635
Accumulated other comprehensive income	24,794	43,562
Distributions in excess of earnings	(876,116)	(1,327,271)
Total AIR equity	2,507,464	2,156,417
Noncontrolling interests in consolidated real estate partnerships	(83,110)	(78,785)
Common noncontrolling interests in AIR Operating Partnership	286,374	241,674
Total equity	2,710,728	2,319,306
Total liabilities, preferred noncontrolling interests in AIR Operating Partnership, and equity	$6,399,249	$6,551,883
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
REVENUES
Rental and other property revenues	$194,244	$198,413	$616,659	$558,686
Other revenues	3,063	2,458	7,018	7,163
Total revenues	197,307	200,871	623,677	565,849

EXPENSES
Property operating expenses	58,076	64,009	190,122	176,679
Property management expenses	7,899	7,241	23,318	21,594
Depreciation and amortization	79,023	90,445	263,949	253,650
General and administrative expenses	5,663	7,663	18,866	19,593
Other expenses, net	8,110	4,941	14,434	5,883
	158,771	174,299	510,689	477,399

Interest income	2,918	9,613	6,133	48,746
Interest expense	(22,888)	(32,656)	(96,629)	(80,790)
Loss on extinguishment of debt	—	—	(2,008)	(23,636)
Gain on dispositions and impairments of real estate	692,861	—	675,534	587,609
Gain on derivative instruments, net	14,070	—	23,322	—
Loss from unconsolidated real estate partnerships	(10,390)	(87)	(12,267)	(2,974)
Income before income tax expense	715,107	3,442	707,073	617,405
Income tax expense	(4,595)	(46)	(5,911)	(966)
Net income	710,512	3,396	701,162	616,439

Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(2,525)	102	(3,894)	285
Net income attributable to preferred noncontrolling interests in AIR Operating Partnership	(1,570)	(1,602)	(4,710)	(4,807)
Net income attributable to common noncontrolling interests in AIR Operating Partnership	(42,386)	(137)	(41,245)	(37,053)
Net income attributable to noncontrolling interests	(46,481)	(1,637)	(49,849)	(41,575)
Net income attributable to AIR	664,031	1,759	651,313	574,864
Net income attributable to AIR preferred stockholders	(44)	(43)	(129)	(128)
Net (income) loss attributable to participating securities	(391)	44	(484)	(373)
Net income attributable to AIR common stockholders	$663,596	$1,760	$650,700	$574,363

Net income attributable to AIR common stockholders per share – basic	$4.50	$0.01	$4.39	$3.69
Net income attributable to AIR common stockholders per share – diluted	$4.43	$0.01	$4.35	$3.68

Weighted-average common shares outstanding – basic	147,474	153,811	148,372	155,488
Weighted-average common shares outstanding – diluted	150,045	154,057	150,692	157,440
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$710,512	$3,396	$701,162	$616,439
Unrealized (loss) gain on derivative instruments, net	(2,236)	34,209	2,955	47,141
Reclassification of interest rate derivative (gain) loss to net income (loss)	(14,186)	731	(23,704)	2,720
Comprehensive income	694,090	38,336	680,413	666,300
Comprehensive income attributable to noncontrolling interests	(44,608)	(4,379)	(47,868)	(45,488)
Comprehensive income attributable to AIR	$649,482	$33,957	$632,545	$620,812
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended September 30, 2023 and 2022
(In thousands, except share data)
(Unaudited)

	Perpetual Preferred Stock		Common Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total AIR Equity	Noncontrolling Interests in Consolidated Real Estate Partnerships	Common Noncontrolling Interests in AIR Operating Partnership	Total Equity
	Shares Issued	Amount	Shares Issued	Amount
Balances at June 30, 2022	20	$2,000	154,187,241	$1,542	$3,636,906	$13,750	$(1,521,749)	$2,132,449	$(70,609)	$226,985	$2,288,825
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(3,178)	(3,178)
Repurchase of Common Stock, net	—	—	(1,195,690)	(12)	(46,699)	—	—	(46,711)	—	—	(46,711)
Amortization of share-based compensation cost	—	—	—	—	878	—	—	878	—	943	1,821
Effect of changes in ownership of consolidated entities	—	—	—	—	(2,140)	—	—	(2,140)	—	2,140	—
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	—	—	(5,529)	—	—	(5,529)	120	—	(5,409)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	529	—	529
Change in accumulated other comprehensive income	—	—	—	—	—	32,198	—	32,198	—	2,742	34,940
Net income (loss)	—	—	—	—	—	—	1,759	1,759	(102)	137	1,794
Common Stock dividends	—	—	—	—	—	—	(69,377)	(69,377)	—	—	(69,377)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(6,226)	(4,472)	(10,698)
Other, net	—	—	1,897	—	(305)	—	(42)	(347)	88	(235)	(494)
Balances at September 30, 2022	20	$2,000	152,993,448	$1,530	$3,583,111	$45,948	$(1,589,409)	$2,043,180	$(76,200)	$225,062	$2,192,042

Balances at June 30, 2023	20	$2,000	149,223,526	$1,492	$3,430,731	$39,343	$(1,474,101)	$1,999,465	$(80,087)	$249,512	$2,168,890
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(1,745)	(1,745)
Repurchase of Common Stock, net	—	—	(2,249,800)	(22)	(77,760)	—	—	(77,782)	—	—	(77,782)
Amortization of share-based compensation cost	—	—	—	—	816	—	—	816	—	1,155	1,971
Effect of changes in ownership of consolidated entities	—	—	—	—	1,446	—	—	1,446	(1,397)	1,070	1,119
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	718	—	718
Change in accumulated other comprehensive loss	—	—	—	—	—	(14,549)	—	(14,549)	—	(1,873)	(16,422)
Net income	—	—	—	—	—	—	664,031	664,031	2,525	42,386	708,942
Common Stock dividends	—	—	—	—	—	—	(66,002)	(66,002)	—	—	(66,002)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,851)	(4,134)	(8,985)
Other, net	—	—	(671)	—	83	—	(44)	39	(18)	3	24
Balances at September 30, 2023	20	$2,000	146,973,055	$1,470	$3,355,316	$24,794	$(876,116)	$2,507,464	$(83,110)	$286,374	$2,710,728
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2023 and 2022
(In thousands, except share data)
(Unaudited)

	Perpetual Preferred Stock		Common Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total AIR Equity	Noncontrolling Interests in Consolidated Real Estate Partnerships	Common Noncontrolling Interests in AIR Operating Partnership	Total Equity
	Shares Issued	Amount	Shares Issued	Amount
Balances at December 31, 2021	145	$2,129	156,998,367	$1,570	$3,763,105	$—	$(1,953,779)	$1,813,025	$(70,883)	$197,013	$1,939,155
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(7,423)	(7,423)
Repurchase of Common Stock, net	—	—	(4,107,451)	(41)	(171,670)	—	—	(171,711)	—	—	(171,711)
Amortization of share-based compensation cost	—	—	—	—	3,519	—	—	3,519	—	2,753	6,272
Effect of changes in ownership of consolidated entities	—	—	—	—	(5,404)	—	—	(5,404)	—	5,404	—
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	—	—	(5,529)	—	—	(5,529)	120	—	(5,409)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	8,337	—	8,337
Change in accumulated other comprehensive income	—	—	—	—	—	45,948	—	45,948	—	3,913	49,861
Net income (loss)	—	—	—	—	—	—	574,864	574,864	(285)	37,053	611,632
Common Stock dividends	—	—	—	—	—	—	(210,361)	(210,361)	—	—	(210,361)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(13,561)	(13,408)	(26,969)
Other, net	(125)	(129)	102,532	1	(910)	—	(133)	(1,171)	72	(243)	(1,342)
Balances at September 30, 2022	20	$2,000	152,993,448	$1,530	$3,583,111	$45,948	$(1,589,409)	$2,043,180	$(76,200)	$225,062	$2,192,042

Balances at December 31, 2022	20	$2,000	149,086,548	$1,491	$3,436,635	$43,562	$(1,327,271)	$2,156,417	$(78,785)	$241,674	$2,319,306
Issuance of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	22,383	22,383
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(17,559)	(17,559)
Repurchase of Common Stock, net	—	—	(2,249,800)	(22)	(77,760)	—	—	(77,782)	—	—	(77,782)
Amortization of share-based compensation cost	—	—	—	—	3,607	—	—	3,607	—	3,465	7,072
Effect of changes in ownership of consolidated entities	—	—	—	—	(7,840)	—	—	(7,840)	(1,397)	10,356	1,119
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	—	—	479	—	—	479	(1,996)	—	(1,517)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	5,235	—	5,235
Change in accumulated other comprehensive loss	—	—	—	—	—	(18,768)	—	(18,768)	—	(1,981)	(20,749)
Net income	—	—	—	—	—	—	651,313	651,313	3,894	41,245	696,452
Common Stock dividends	—	—	—	—	—	—	(200,142)	(200,142)	—	—	(200,142)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(9,908)	(13,212)	(23,120)
Other, net	—	—	136,307	1	195	—	(16)	180	(153)	3	30
Balances at September 30, 2023	20	$2,000	146,973,055	$1,470	$3,355,316	$24,794	$(876,116)	$2,507,464	$(83,110)	$286,374	$2,710,728

See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$701,162	$616,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263,949	253,650
Gain on dispositions and impairments of real estate	(675,534)	(587,609)
Loss on extinguishment of debt	2,008	23,636
Income tax expense	5,911	966
Other, net	4,308	6,890
Net changes in operating assets and operating liabilities	(55)	37,484
Net cash provided by operating activities	301,749	351,456
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(339,696)	(858,815)
Capital expenditures	(140,855)	(151,115)
Contribution to unconsolidated joint ventures	(51,836)	—
Proceeds from dispositions of real estate	52,066	759,227
Distributions from unconsolidated joint ventures	207,137	—
Proceeds from repayment of note receivable	—	534,127
Other investing activities, net	3,194	(30,500)
Net cash (used in) provided by investing activities	(269,990)	252,924
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on non-recourse property debt	(111,699)	(361,056)
Proceeds from non-recourse property debt	1,005,920	—
Repayment of term loan	(325,000)	(350,000)
Net (repayments of) borrowings on revolving credit facility	(436,250)	176,205
Proceeds from the issuance of unsecured notes payable	—	400,000
Repurchases of Common Stock	(77,782)	(171,711)
Payment of dividends to holders of Common Stock	(200,137)	(210,377)
Payment of distributions to noncontrolling interests	(23,524)	(18,262)
Other financing activities, net	(30,522)	(47,294)
Net cash used in financing activities	(198,994)	(582,495)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(167,235)	21,885
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	301,405	92,761
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$134,170	$114,646
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Buildings and improvements	$6,290,960	$6,784,965
Land	1,285,398	1,291,429
Total real estate	7,576,358	8,076,394
Accumulated depreciation	(2,173,273)	(2,449,883)
Net real estate	5,403,085	5,626,511
Cash and cash equivalents	106,630	95,797
Restricted cash	27,540	205,608
Goodwill	32,286	32,286
Investment in unconsolidated real estate partnerships	352,096	41,860
Other assets, net	477,612	549,821
Total assets	$6,399,249	$6,551,883

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt, net	$2,231,238	$1,985,430
Term loans, net	473,486	796,713
Revolving credit facility borrowings	25,750	462,000
Unsecured notes payable, net	397,760	397,486
Total indebtedness	3,128,234	3,641,629
Accrued liabilities and other	483,147	513,805
Total liabilities	3,611,381	4,155,434

Commitments and contingencies (Note 7)

Redeemable preferred units	77,140	77,143

Partners’ capital:
Preferred units	2,000	2,000
General Partner and Special Limited Partner	2,505,464	2,154,417
Limited Partners	286,374	241,674
Partners’ capital attributable to the AIR Operating Partnership	2,793,838	2,398,091
Noncontrolling interests in consolidated real estate partnerships	(83,110)	(78,785)
Total partners’ capital	2,710,728	2,319,306
Total liabilities, redeemable preferred units, and partners’ capital	$6,399,249	$6,551,883
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
REVENUES
Rental and other property revenues	$194,244	$198,413	$616,659	$558,686
Other revenues	3,063	2,458	7,018	7,163
Total revenues	197,307	200,871	623,677	565,849

EXPENSES
Property operating expenses	58,076	64,009	190,122	176,679
Property management expenses	7,899	7,241	23,318	21,594
Depreciation and amortization	79,023	90,445	263,949	253,650
General and administrative expenses	5,663	7,663	18,866	19,593
Other expenses, net	8,110	4,941	14,434	5,883
	158,771	174,299	510,689	477,399

Interest income	2,918	9,613	6,133	48,746
Interest expense	(22,888)	(32,656)	(96,629)	(80,790)
Loss on extinguishment of debt	—	—	(2,008)	(23,636)
Gain on dispositions and impairments of real estate	692,861	—	675,534	587,609
Gain on derivative instruments, net	14,070	—	23,322	—
Loss from unconsolidated real estate partnerships	(10,390)	(87)	(12,267)	(2,974)
Income before income tax expense	715,107	3,442	707,073	617,405
Income tax expense	(4,595)	(46)	(5,911)	(966)
Net income	710,512	3,396	701,162	616,439
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(2,525)	102	(3,894)	285
Net income attributable to the AIR Operating Partnership	707,987	3,498	697,268	616,724
Net income attributable to the AIR Operating Partnership's preferred unitholders	(1,614)	(1,645)	(4,839)	(4,935)
Net (income) loss attributable to participating securities	(391)	44	(484)	(373)
Net income attributable to the AIR Operating Partnership’s common unitholders	$705,982	$1,897	$691,945	$611,416

Net income attributable to the AIR Operating Partnership common unitholders per unit – basic	$4.49	$0.01	$4.38	$3.69
Net income attributable to the AIR Operating Partnership common unitholders per unit – diluted	$4.42	$0.01	$4.34	$3.68

Weighted-average common units outstanding – basic	157,366	163,866	158,138	165,578
Weighted-average common units outstanding – diluted	159,937	164,112	160,458	167,529
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$710,512	$3,396	$701,162	$616,439
Unrealized (loss) gain on derivative instruments, net	(2,236)	34,209	2,955	47,141
Reclassification of interest rate derivative (gain) loss to net income (loss)	(14,186)	731	(23,704)	2,720
Comprehensive income	694,090	38,336	680,413	666,300
Comprehensive (income) loss attributable to noncontrolling interests	(2,525)	102	(3,894)	285
Comprehensive income attributable to the AIR Operating Partnership	$691,565	$38,438	$676,519	$666,585
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Three Months Ended September 30, 2023 and 2022
(In thousands)
(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' Capital
Balances at June 30, 2022	$2,000	$2,130,449	$226,985	$2,359,434	$(70,609)	$2,288,825
Redemption of common partnership units	—	—	(3,178)	(3,178)	—	(3,178)
Repurchase of common partnership units	—	(46,711)	—	(46,711)	—	(46,711)
Amortization of share-based compensation cost	—	878	943	1,821	—	1,821
Effect of changes in ownership of consolidated entities	—	(2,140)	2,140	—	—	—
Purchase of noncontrolling interests in consolidated real estate partnerships	—	(5,529)	—	(5,529)	120	(5,409)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	529	529
Change in accumulated other comprehensive income	—	32,198	2,742	34,940	—	34,940
Net income (loss)	—	1,759	137	1,896	(102)	1,794
Distributions to common unitholders	—	(69,377)	(4,472)	(73,849)	—	(73,849)
Distributions to noncontrolling interests	—	—	—	—	(6,226)	(6,226)
Other, net	—	(347)	(235)	(582)	88	(494)
Balances at September 30, 2022	$2,000	$2,041,180	$225,062	$2,268,242	$(76,200)	$2,192,042

Balances at June 30, 2023	$2,000	$1,997,465	$249,512	$2,248,977	$(80,087)	$2,168,890
Redemption of common partnership units	—	—	(1,745)	(1,745)	—	(1,745)
Repurchase of common partnership units	—	(77,782)	—	(77,782)	—	(77,782)
Amortization of share-based compensation cost	—	816	1,155	1,971	—	1,971
Effect of changes in ownership of consolidated entities	—	1,446	1,070	2,516	(1,397)	1,119
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	718	718
Change in accumulated other comprehensive loss	—	(14,549)	(1,873)	(16,422)	—	(16,422)
Net income	—	664,031	42,386	706,417	2,525	708,942
Distributions to common unitholders	—	(66,002)	(4,134)	(70,136)	—	(70,136)
Distributions to noncontrolling interests	—	—	—	—	(4,851)	(4,851)
Other, net	—	39	3	42	(18)	24
Balances at September 30, 2023	$2,000	$2,505,464	$286,374	$2,793,838	$(83,110)	$2,710,728
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2023 and 2022
(In thousands)
(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' Capital
Balances at December 31, 2021	$2,129	$1,810,896	$197,013	$2,010,038	$(70,883)	$1,939,155
Redemption of common partnership units	—	—	(7,423)	(7,423)	—	(7,423)
Repurchase of common partnership units	—	(171,711)	—	(171,711)	—	(171,711)
Amortization of share-based compensation cost	—	3,519	2,753	6,272	—	6,272
Effect of changes in ownership of consolidated entities	—	(5,404)	5,404	—	—	—
Purchase of noncontrolling interests in consolidated real estate partnerships	—	(5,529)	—	(5,529)	120	(5,409)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	8,337	8,337
Change in accumulated other comprehensive income	—	45,948	3,913	49,861	—	49,861
Net income (loss)	—	574,864	37,053	611,917	(285)	611,632
Distributions to common unitholders	—	(210,361)	(13,408)	(223,769)	—	(223,769)
Distributions to noncontrolling interests	—	—	—	—	(13,561)	(13,561)
Other, net	(129)	(1,042)	(243)	(1,414)	72	(1,342)
Balances at September 30, 2022	$2,000	$2,041,180	$225,062	$2,268,242	$(76,200)	$2,192,042

Balances at December 31, 2022	$2,000	$2,154,417	$241,674	$2,398,091	$(78,785)	$2,319,306
Issuance of AIR Operating Partnership units	—	—	22,383	22,383	—	22,383
Redemption of common partnership units	—	—	(17,559)	(17,559)	—	(17,559)
Repurchase of common partnership units	—	(77,782)	—	(77,782)	—	(77,782)
Amortization of share-based compensation cost	—	3,607	3,465	7,072	—	7,072
Effect of changes in ownership of consolidated entities	—	(7,840)	10,356	2,516	(1,397)	1,119
Purchase of noncontrolling interests in consolidated real estate partnerships	—	479	—	479	(1,996)	(1,517)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	5,235	5,235
Change in accumulated other comprehensive loss	—	(18,768)	(1,981)	(20,749)	—	(20,749)
Net income	—	651,313	41,245	692,558	3,894	696,452
Distributions to common unitholders	—	(200,142)	(13,212)	(213,354)	—	(213,354)
Distributions to noncontrolling interests	—	—	—	—	(9,908)	(9,908)
Other, net	—	180	3	183	(153)	30
Balances at September 30, 2023	$2,000	$2,505,464	$286,374	$2,793,838	$(83,110)	$2,710,728
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$701,162	$616,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263,949	253,650
Gain on dispositions and impairments of real estate	(675,534)	(587,609)
Loss on extinguishment of debt	2,008	23,636
Income tax expense	5,911	966
Other, net	4,308	6,890
Net changes in operating assets and operating liabilities	(55)	37,484
Net cash provided by operating activities	301,749	351,456
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(339,696)	(858,815)
Capital expenditures	(140,855)	(151,115)
Contribution to unconsolidated joint ventures	(51,836)	—
Proceeds from dispositions of real estate	52,066	759,227
Distributions from unconsolidated joint ventures	207,137	—
Proceeds from repayment of note receivable	—	534,127
Other investing activities, net	3,194	(30,500)
Net cash (used in) provided by investing activities	(269,990)	252,924
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on non-recourse property debt	(111,699)	(361,056)
Proceeds from non-recourse property debt	1,005,920	—
Repayment of term loan	(325,000)	(350,000)
Net (repayments of) borrowings on revolving credit facility	(436,250)	176,205
Proceeds from the issuance of unsecured notes payable	—	400,000
Repurchases of common partnership units held by General Partner and Special Limited Partner	(77,782)	(171,711)
Payment of distributions to General Partner and Special Limited Partner	(200,137)	(210,377)
Payment of distributions to Limited Partners	(13,591)	(13,439)
Payment of distributions to noncontrolling interests	(9,933)	(4,823)
Other financing activities, net	(30,522)	(47,294)
Net cash used in financing activities	(198,994)	(582,495)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(167,235)	21,885
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	301,405	92,761
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$134,170	$114,646
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.
APARTMENT INCOME REIT, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in 10 states and the District of Columbia. As of September 30, 2023, our portfolio included 75 apartment communities with 26,623 apartment homes, in which we held an average ownership of approximately 81%. We also have one land parcel and one indirect land interest that we lease to third parties.
Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of September 30, 2023, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 156,840,617 common OP Units outstanding. As of September 30, 2023, AIR owned 146,973,055 of the common OP Units of the AIR Operating Partnership and AIR had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock. AIR’s ownership of the total common OP Units outstanding represents a 91.2% legal interest in the AIR Operating Partnership and a 93.6% economic interest.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
We consolidate variable interest entities (“VIEs”), in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of September 30, 2023 and December 31, 2022, AIR consolidated five and seven VIEs, respectively, including the AIR Operating Partnership.
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
The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units’ redemption value (in thousands):

Balance at January 1, 2023	$77,143
Preferred distributions	(4,710)
Redemption of preferred units and other	(3)
Net income allocated to preferred units	4,710
Balance at September 30, 2023	$77,140
The AIR Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of September 30, 2023 and December 31, 2022, the AIR Operating Partnership had 2,846,524 and 2,846,574 redeemable preferred OP Units issued and outstanding, respectively. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit, respectively.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the condensed consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.
Note 3 — Significant Transactions
Apartment Community Acquisitions
During the three months ended September 30, 2023, we acquired one apartment community located in Raleigh, North Carolina and one apartment community located in Durham, North Carolina. During the nine months ended September 30, 2023, we acquired one additional apartment community located in South Florida with 495 apartment homes and 29,000 square feet of commercial space. Summarized information regarding these acquisitions is set forth in the table below (dollars in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Number of apartment communities	2	3
Number of apartment homes	620	1,115

Purchase price	$154,500	$452,500
Capitalized transaction costs	1,270	6,739
Total consideration (1)	$155,770	$459,239

Land	$19,226	$118,564
Building and improvements	130,937	318,364
Intangible assets (2)	5,768	17,845
Mark-to-market on debt assumed	—	7,370
Below-market lease liabilities (2)	(161)	(2,904)
Total consideration (1)	$155,770	$459,239
(1)Total consideration for the apartment community acquisition in South Florida includes $101.2 million of debt assumed and the issuance of $22.4 million in common OP Units.
(2)Intangible assets and below-market lease liabilities for the South Florida apartment community acquisition have a weighted-average term of 1.4 years and 0.5 years, respectively. Intangible assets and below-market lease liabilities for the North Carolina apartment community acquisitions have a weighted-average term of 0.5 years.
Apartment Community Dispositions
During the three months ended September 30, 2023, we sold one apartment community with 195 apartment homes included in our Other Real Estate segment for net proceeds of $19.9 million which approximates its carrying value. During the nine months ended September 30, 2023, we sold three apartment communities with 257 apartment homes included in our Other Real Estate segment for net proceeds of $52.1 million which approximates their carrying value.
During the three months ended September 30, 2022, we did not sell any apartment communities. During the nine months ended September 30, 2022, we sold 12 apartment communities with 2,050 homes, 10 of which were included in our Same Store segment and two included in our Other Real Estate segment, for a gain on disposition of $587.6 million.
At the end of each reporting period, we evaluate whether any communities meet the criteria to be classified as held for sale. As of September 30, 2023, no communities were classified as held for sale.
Impairment
Impairments are rare; however, in exiting the New York market, we impaired three properties in 2023 as further described below. Real estate and other long-lived assets to be held and used are individually evaluated for impairment when conditions exist that may indicate the carrying amount of a long-lived asset may not be recoverable. Impairment indicators include significant fluctuations in rental and other property revenues less property operating expenses, occupancy changes, significant near-term lease expirations, current and historical cash flow losses, rental rates, and if applicable, a comparison of an asset’s carrying value to its estimated fair value. Upon determination that an impairment has occurred, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community.
During the three months ended September 30, 2023, we did not recognize any impairment losses. During the nine months ended September 30, 2023, we evaluated the expected hold period of three apartment communities in our Other Real Estate reporting segment. Given management's assessment of the likelihood of the sale of these assets, which occurred during the nine months ended September 30, 2023, we reduced the carrying value of three properties to their estimated fair value and recognized a non-cash impairment loss on real estate of $23.6 million. As of September 30, 2023, the three impaired properties have been sold.

During the three and nine months ended September 30, 2022, we did not recognize any impairment losses.
Share Repurchases
During the three months ended September 30, 2023, AIR repurchased 2.2 million shares for $77.8 million, at an average price of $34.57 per share. As of September 30, 2023, we are authorized by the AIR Board of Directors to repurchase an additional $105.5 million of shares. We consider share buybacks as part of a balanced investment program.
Joint Venture Transactions
In the third quarter of 2023, we formed an unconsolidated joint venture with a global institutional investor (the "Core JV") and in the second quarter of 2023, we formed an unconsolidated joint venture (the "Value-Add JV") with a global asset manager. Please see Note 6 for discussion regarding our joint venture transactions.
Note 4 — Leases
Tenant Lessor Arrangements
The majority of lease payments we receive from our residents are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Fixed lease income	$179,069	$184,509	$572,123	$522,074
Variable lease income	14,502	13,141	43,043	35,165
Total lease income	$193,571	$197,650	$615,166	$557,239
Generally, our residential leases do not provide extension options and, as of September 30, 2023, have an average remaining term of 10.8 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. As of September 30, 2023, future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows (in thousands):

2023 (remaining)	$164,948
2024	379,399
2025	69,870
2026	11,740
2027	10,218
Thereafter	36,463
Total	$672,638

Note 5 — Debt
The following table summarizes our total indebtedness (in thousands):

	September 30, 2023	December 31, 2022
Secured debt:
Fixed-rate property debt due May 2025 to January 2055 (1)	$2,244,776	$1,906,151
Variable-rate property debt	—	88,500
Total non-recourse property debt	2,244,776	1,994,651
Debt issuance costs, net of accumulated amortization	(13,538)	(9,221)
Total non-recourse property debt, net	$2,231,238	$1,985,430

Unsecured debt:
Term loans due December 2024 to April 2026 (2)	$475,000	$800,000
Revolving credit facility borrowings due April 2025 (3)	25,750	462,000
4.58% Notes payable due June 2027	100,000	100,000
4.77% Notes payable due June 2029	100,000	100,000
4.84% Notes payable due June 2032	200,000	200,000
Total unsecured debt	900,750	1,662,000
Debt issuance costs, net of accumulated amortization	(3,754)	(5,801)
Total unsecured debt, net	$896,996	$1,656,199
Total indebtedness	$3,128,234	$3,641,629
(1)In the first quarter of 2023, AIR borrowed $320 million using 10-year fixed rate financing, bearing interest at 4.9%. Proceeds were used to refinance a floating rate loan and reduce borrowings by $230 million on our revolving credit facility. The stated rates on our fixed-rate property debt are between 2.7% to 5.7%.
(2)The term loans bear interest at a one-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and a SOFR adjustment of 10-basis points, based on our current credit rating. As of September 30, 2023, the weighted-average interest rate for our term loans before consideration of in place interest rate swaps was 6.4%. As of September 30, 2023, $350 million of our term loans are fixed via interest rate swaps at a weighted-average interest rate of 4.3%. The blended weighted-average interest rate for our $475 million term loans, after consideration of in place interest rate swaps, is 4.9%. The term loans mature on the following schedule: $125 million matures on December 15, 2024, with a one-year extension option; $150 million matures on December 15, 2025; and $200 million matures on April 14, 2026. As of September 30, 2023, the weighted-average remaining term of the term loans was 2.3 years.
(3)As of September 30, 2023, we had capacity to borrow up to $970.0 million under our revolving credit facility after consideration of undrawn letters of credit. The revolving credit facility bears interest at a one-month Term SOFR plus 0.89%, based on our current credit rating, and a SOFR adjustment of 10-basis points. As of September 30, 2023, the weighted-average interest rate for our revolving credit facility was 6.3%.
During the three months ended September 30, 2023, AIR refinanced our $325 million of term loans with fixed rate property debt to lock in rates for debt with longer maturities. The amount included full repayment of $150 million of our term loans with a maturity of December 15, 2023 and partial repayment of $175 million of term loans with a maturity of December 15, 2024. In conjunction with the prepayment, AIR accelerated recognition of $0.8 million of associated debt issuance costs, which is included in interest expense in our condensed consolidated statements of operations.
In advance of a joint venture closing during the period, AIR placed $611.4 million in new fixed-rate property debt related to nine properties, which was subsequently contributed to the Core JV. Additionally, one property with $33.0 million in fixed-rate property debt was also contributed to the Core JV, for a total of $644.4 million of debt contributed. As the Core JV is unconsolidated, this fixed-rate property debt is excluded from our condensed consolidated balance sheet as of September 30, 2023.
In April 2023, we established a secured credit facility that provides for up to $1 billion of committed property level financing, on an as needed basis. The facility has minimal upfront costs, a 15-year term, and provides AIR the opportunity to place up to 10-year non-recourse property debt financing. Pricing can be fixed rate or variable rate at AIR's choice and is based on the Fannie Mae grid. As of September 30, 2023, and after consideration of the secured credit facility, our share of cash and cash equivalents, and our share of restricted cash, total liquidity is approximately $2.1 billion.

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
Note 6 — Investment in Joint Ventures
Joint Venture Transactions
In the third quarter of 2023, we formed the Core JV by contributing 10 properties included in our Same Store reporting segment located in Philadelphia, Washington, D.C. area, Denver area, Oceanside, and Kendall. The Core JV, in which we retain a 53% interest, closed with respect to (i) eight of the properties in July 2023, (ii) one property in August 2023, and (iii) one property in September 2023. The 10 properties, with a total fair value of $1.1 billion and a carrying value of $373.3 million, were contributed to the Core JV subject to $644.4 million of non-recourse property debt, which represents a non-cash financing activity during the period. In advance of the joint venture closing, AIR placed $611.4 million in new non-recourse property debt, which was subsequently contributed to the joint venture. As a result of the transaction, AIR received $201.9 million in cash and recognized a gain of $698.8 million, including the measurement of the fair value of our interest in the Core JV during the three months ended September 30, 2023. AIR will earn various fees for providing property management, construction, and corporate services to the joint venture.
Additionally, during the third quarter of 2023, AIR and our joint venture partner increased the investment in the Core JV to fund the joint venture's acquisition of an eleventh property, a 456-unit property located in Bethesda, Maryland. The Core JV funded the acquisition with $155.0 million in new debt, and capital contributions to the joint venture of $95.0 million, for a purchase price of $250.0 million.
In addition, during the second quarter of 2023, we formed the Value-Add JV by contributing the Huntington Gateway property, a 443-unit property located in Virginia. AIR is the general partner and retains legal ownership of 30%, and AIR will receive 50% of the net cash flows from operations, and various fees for providing property management, construction, and corporate services to the joint venture. We recognized a gain of $0.5 million during the nine months ended September 30, 2023 in connection with this transaction.
Unconsolidated Joint Ventures
As of September 30, 2023, AIR has equity investments in three significant unconsolidated joint ventures: the Core JV, the Value-Add JV, and the Virginia JV (collectively, the "Joint Venture Entities"). We account for these joint ventures utilizing the equity method of accounting and our ownership interests meet the definition of a VIE. However, we are not the primary beneficiary and do not consolidate these entities.

	Virginia JV	Value-Add JV (1)	Core JV
Initial formation date	October 2021	June 2023	July 2023
AIR Ownership	20%	30%	53%
Outside Entities Ownership	80%	70%	47%
Number of Apartment Communities	3	1	11
Apartment Units	1,748	443	3,549
(1)A global asset manager acquired a 70% legal ownership in the Huntington Gateway property, but AIR will receive 50% of the net cash flows from operations, and various fees for providing property management, construction, and corporate services to the joint venture.

The carrying value of AIR's investment in each joint venture is included in investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets. AIR's exposure to the obligations of the VIEs is limited to the carrying value of the limited partnership interests and AIR's interest of the joint ventures' guarantor non-recourse liabilities. The following table summarizes certain relevant information with respect to our investments in unconsolidated joint ventures (in thousands):

	September 30, 2023
	Virginia JV	Value-Add JV	Core JV
Total Third-Party Debt	$395,000	$94,105	$799,164
AIR's Investment In Balance (1)	$18,198	$29,341	$272,957
(1)AIR's investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets includes $31.6 million related to two immaterial unconsolidated investments and certain basis differences.

	December 31, 2022
	Virginia JV	Value-Add JV	Core JV
Total Third-Party Debt	$395,000	—	—
AIR's Investment In Balance (1)	$20,660	—	—
(1)AIR's investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets includes $21.2 million related to two immaterial unconsolidated investments.
The Company recognizes earnings or losses from our investments in unconsolidated joint ventures consisting of our proportionate share of the net earnings or losses of the joint ventures. In addition, we earn various fees for providing property management, construction, and corporate services to the Joint Venture Entities. The table below presents earnings or losses attributable to our investments in unconsolidated joint ventures, which is included in loss from unconsolidated real estate partnerships in our combined condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Virginia JV	$(1,113)	$(87)	$(3,004)	$(2,974)
Core JV	(7,930)	—	(7,930)	—
Value-Add JV	(1,347)	—	(1,333)	—
Total	$(10,390)	$(87)	$(12,267)	$(2,974)

Note 7 — Commitments and Contingencies
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

We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of September 30, 2023, are immaterial to our condensed consolidated financial statements.
Note 8 — Earnings and Dividends per Share and per Unit
Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit are as follows (in thousands, except per share and per unit data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Earnings per share
Numerator:
Basic net income attributable to AIR common stockholders	$663,596	$1,760	$650,700	$574,363
Effect of dilutive instruments	1,570	—	4,710	4,807
Dilutive net income attributable to AIR common stockholders	$665,166	$1,760	$655,410	$579,170

Denominator – shares:
Basic weighted-average common shares outstanding	147,474	153,811	148,372	155,488
Dilutive common share equivalents outstanding	2,571	246	2,320	1,952
Dilutive weighted-average common shares outstanding	150,045	154,057	150,692	157,440

Earnings per share – basic	$4.50	$0.01	$4.39	$3.69
Earnings per share – diluted	$4.43	$0.01	$4.35	$3.68

Earnings per unit
Numerator:
Basic net income attributable to the AIR Operating Partnership’s common unitholders	$705,982	$1,897	$691,945	$611,416
Effect of dilutive instruments	1,570	—	4,710	4,935
Dilutive net income attributable to the AIR Operating Partnership’s common unitholders	$707,552	$1,897	$696,655	$616,351

Denominator – units:
Basic weighted-average common units outstanding	157,366	163,866	158,138	165,578
Dilutive common unit equivalents outstanding	2,571	246	2,320	1,951
Dilutive weighted-average common units outstanding	159,937	164,112	160,458	167,529

Earnings per unit – basic	$4.49	$0.01	$4.38	$3.69
Earnings per unit – diluted	$4.42	$0.01	$4.34	$3.68
For the three and nine months ended September 30, 2023 and 2022, dividends and distributions paid per share of Common Stock and per common unit were $0.45 and $1.35, respectively.
The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 4.0 million and 3.4 million for the three and nine months ended September 30, 2023, respectively. The number of common share equivalent securities excluded from the diluted earnings per share calculation was approximately 1.9 million for the three months ended September 30, 2022. There were no anti-dilutive securities for the nine months ended September 30, 2022. These securities, which include preferred OP Units redeemable for Common Stock for the comparable period in 2022, were excluded from the earnings per share calculation as they were anti-dilutive.
Note 9 — Fair Value Measurements
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
Recurring Fair Value Measurements
The following table summarizes investments measured at fair value on a recurring basis, which are presented in other assets, net, and accrued liabilities and other in our condensed consolidated balance sheets (in thousands):

	As of September 30, 2023				As of December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate option (1)	$—	$—	$—	$—	$53,481	$—	$53,481	$—
Interest rate swaps - pay-fixed, receive floating	$29,898	$—	$29,898	$—	$32,222	$—	$32,222	$—
Interest rate swaps - pay-floating, receive fixed	$(3,035)	$—	$(3,035)	$—	$—	$—	$—	$—
Interest rate swaps - forward starting	$3,333	$—	$3,333	$—	$—	$—	$—	$—
Treasury rate locks	$—	$—	$—	$—	$319	$—	$319	$—
(1)During the second quarter of 2023, the interest rate swap option asset and offsetting liability associated with the Parkmerced mezzanine investment was settled, resulting in equal decreases in other assets, net and accrued liabilities and other in the condensed consolidated balance sheets.
Financial Assets and Liabilities Not Measured at Fair Value
We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of September 30, 2023 and December 31, 2022, due to their relatively short-term nature and high probability of realization. The carrying value of our revolving credit facility and term loans, which we classify as Level 2 in the GAAP fair value hierarchy, approximated their estimated fair value as of September 30, 2023 and December 31, 2022, as they bear interest at floating rates which approximate market rates.
We classify the fair value of our non-recourse property debt, unsecured notes payable, seller financing notes receivable, and preferred equity investment within Level 2 of the GAAP fair value hierarchy, as summarized in the following table (in thousands):

	As of September 30, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$2,244,776	$1,938,885	$1,994,651	$1,753,222
Unsecured notes payable	$400,000	$363,609	$400,000	$371,368
Seller financing note receivable, net (1)	$32,246	$30,723	$31,611	$32,286
Preferred equity investment (2)	$22,398	$22,486	$—	$—
(1)During the year ended December 31, 2022, we provided $40.0 million of seller financing as partial consideration for the sale of our New England portfolio. The contractual interest rate on the note is 4.5%. The difference between the stated rate and the market interest rate as of the date of sale resulted in a discount recorded of $8.5 million. The seller financing note and related discount are included in other assets, net in our condensed consolidated balance sheets.
(2)In conjunction with the Value-Add JV transaction, AIR received a preferred equity investment within the joint venture. The contractual interest rate on the preferred equity investment is 7.25%. The difference between the stated rate and the effective interest rate as of the date of the transaction resulted in a discount recorded of $5.9 million. The preferred equity investment and related discount are included in investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets.
Note 10 — Derivative Financial Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
Our objectives in using interest rate derivatives are to add predictability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps and treasury locks as part of our interest rate management strategy. Interest rate swaps primarily involve the receipt of variable-rate and fixed-rate amounts from a counterparty in exchange for us making fixed-rate or variable-rate payments over the life of the agreements without exchange of the underlying notional amounts.
Changes in fair value of derivatives designated as cash flow hedges are recognized in accumulated other comprehensive income and subsequently reclassified into earnings as an increase or decrease to interest expense. During the three and nine months ended September 30, 2023, we reclassified gains of $14.2 million and $23.7 million out of accumulated other comprehensive income into interest expense, respectively, inclusive of the Company's acceleration of the reclassification of amounts in accumulated other comprehensive income given that certain hedged forecasted transactions are not expected to occur. During the third quarter of 2023, the Company accelerated a gain of $11.5 million into earnings due to the early payoff of the hedged term loans previously designated. During the three and nine months ended September 30, 2022, we reclassified losses of $0.7 million and $2.7 million out of accumulated other comprehensive income, net into interest expense, respectively. As of September 30, 2023, we estimate that during the next 12 months, we will reclassify into earnings approximately $7.4 million of the unrealized gain in accumulated other comprehensive income.
Changes in fair value of derivatives not designated in a hedge relationship, or economic hedges, are recognized in gain on derivative instruments, net, in our condensed consolidated statements of operations once realized. During the three and nine months ended September 30, 2023, we recorded gains of $14.1 million and $23.3 million, respectively. During the three and nine months ended September 30, 2022, no amounts were recognized related to derivatives not designated in a hedge relationship.
During the second quarter of 2023, we de-designated $830 million of notional value pay-fixed, receive-floating interest rate swaps. As a result, the accumulated unrealized gains at time of de-designation of $29.5 million was expected to be reclassified into earnings over the remaining term of the forecasted transactions. During the three months ended September 30, 2023, $2.6 million of this balance was reclassified out of accumulated other comprehensive income into interest expense, and $11.5 million was accelerated into gain on derivative instruments, net, as described above. The remaining balance of $15.4 million is included within accumulated other comprehensive income as of September 30, 2023 and will be reclassified into earnings over the remaining term of the forecasted transaction.
During the three months ended September 30, 2023, we terminated six interest rate swap positions not designated as hedging instruments. Three of the terminated instruments were pay-floating, receive-fixed interest rate swaps with a notional value of $230 million, and three were offsetting pay-fixed, receive-floating interest rate swaps with a notional value of $230 million. Upon termination, AIR received $11.1 million in cash.
As of September 30, 2023, AIR had a notional value of $600 million of pay-fixed, receive-floating interest rate swaps that are not designated as hedging instruments, and a notional value of $50 million of forward starting interest rate swaps that are not designated as hedging instruments. These derivative instruments are partially offset by a notional value of $250 million of pay-floating, receive-fixed interest rate swaps that are not designated as hedging instruments. Accordingly, the changes in the fair value of these derivatives are recognized in gain on derivative instruments, net, in our condensed consolidated statements of operations. As a result of the $250 million of pay-floating, receive-fixed interest rate swaps that are not designated as hedging instruments, we expect to receive monthly fixed interest income representing the spread between the offsetting pay-fixed and receive-fixed legs of our interest rate swap positions over a weighted-average term of 2.6 years.

Subsequent to September 30, 2023, AIR entered into a notional value $125 million pay-fixed, receive-floating interest rate swap, which economically hedges the remaining $125 million of variable-rate term loans, which results in the $475 million in term loans having an effective interest rate of 4.3%.
The following table summarizes our derivative financial instruments (dollars in thousands):

	As of September 30, 2023
	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)	Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swap, floating to fixed	7	$600,000	$29,898	$—
Interest rate swap, fixed to floating	3	$250,000	$—	$(3,035)
Interest rate swap, forward starting	1	$50,000	$3,333	$—

	As of December 31, 2022
	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)	Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value
Derivatives designated as hedging instruments:
Treasury rate locks	1	$100,000	$319	$—
Interest rate swaps, floating to fixed	10	$830,000	$32,222	$—
Note 11 — Variable Interest Entities
Consolidated Entities
AIR consolidates the AIR Operating Partnership, a VIE of which AIR is the primary beneficiary. AIR, through the AIR Operating Partnership, consolidates all VIEs for which it is the primary beneficiary. Substantially all of the assets and liabilities of AIR are those of the AIR Operating Partnership.
The AIR Operating Partnership consolidates (i) three VIEs that own interests in one or more apartment communities and are typically structured to generate a return for their partners through the operation and ultimate sale of the communities and (ii) one VIE related to a lessor entity that owns an interest in a property leased to a third party. The AIR Operating Partnership is the primary beneficiary in the limited partnerships in which it is the sole decision maker and has a substantial economic interest.
The table below summarizes apartment community information regarding VIEs consolidated by the AIR Operating Partnership:

	September 30, 2023 (1)	December 31, 2022
VIEs with interests in apartment communities	3	5
Apartment communities owned by VIEs	14	16
Apartment homes in communities owned by VIEs	4,866	5,369
(1)During the nine months ended September 30, 2023, the number of our VIEs with interests in apartment communities decreased due to our Core JV partner's acquisition of an indirect 47% interest through the Core JV in one consolidated limited partnership with 175 apartment homes, and our purchase of the remaining non-controlling interest in a consolidated limited partnership with 328 apartment homes, which was subsequently contributed to the Core JV during the third quarter.
Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating

Partnership. Assets and liabilities of VIEs, excluding those of the AIR Operating Partnership, are summarized in the table below (in thousands):

	September 30, 2023	December 31, 2022
ASSETS:
Net real estate	$1,024,555	$1,066,482
Cash and cash equivalents	$42,133	$54,319
Restricted cash	$1,970	$2,378
Other assets, net	$21,216	$20,944
LIABILITIES:
Non-recourse property debt, net	$1,200,279	$1,212,065
Accrued liabilities and other	$40,007	$35,365
Unconsolidated Entities
We have an interest in a partnership that owns Parkmerced Apartments, which meets the definition of a VIE. However, we are not the primary beneficiary and do not consolidate this partnership. As of September 30, 2023 and December 31, 2022, the investment balance of $158.3 million and $158.7 million, respectively, is included in other assets, net, in our condensed consolidated balance sheets. Subsequent to the December 2020 separation, all risks and rewards of ownership are retained by the third party; however, as legal transfer has not occurred, there is an equal and offsetting liability included in accrued liabilities and other in our condensed consolidated balance sheets. Accordingly, there is no net effect on AIR’s stockholders’ equity or the AIR Operating Partnership’s partners’ capital.
Please see Note 6 for further discussion regarding our unconsolidated joint ventures.
Note 12 — Business Segments
We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR and have reached a stabilized level of operations. Our Other Real Estate segment includes four properties acquired in 2022, four properties previously leased to Aimco, and four properties acquired in 2023.
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
As of September 30, 2023, our Same Store segment included 63 apartment communities with 22,794 apartment homes and our Other Real Estate segment included 12 apartment communities with 3,829 apartment homes.
The following tables present the total revenues, property operating expenses, proportionate property net operating income (loss), and income (loss) before income tax expense of our segments on a proportionate basis, excluding amounts related to communities sold. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of September 30, 2023 (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended September 30, 2023:
Total revenues	$151,619	$29,543	$11,981	$4,164	$197,307
Property operating expenses	40,353	8,158	9,076	489	58,076
Other operating expenses not allocated to segments (3)	—	—	—	100,695	100,695
Total operating expenses	40,353	8,158	9,076	101,184	158,771
Proportionate property net operating income (loss)	111,266	21,385	2,905	(97,020)	38,536
Other items included in income before income tax expense (4)	—	—	—	676,571	676,571
Income before income tax expense	$111,266	$21,385	$2,905	$579,551	$715,107

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine months ended September 30, 2023:
Total revenues	$445,881	$86,104	$80,124	$11,568	$623,677
Property operating expenses	117,014	28,010	37,850	7,248	190,122
Other operating expenses not allocated to segments (3)	—	—	—	320,567	320,567
Total operating expenses	117,014	28,010	37,850	327,815	510,689
Proportionate property net operating income (loss)	328,867	58,094	42,274	(316,247)	112,988
Other items included in income before income tax expense (4)	—	—	—	594,085	594,085
Income before income tax expense	$328,867	$58,094	$42,274	$277,838	$707,073

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three months ended September 30, 2022:
Total revenues	$142,009	$14,025	$32,402	$12,435	$200,871
Property operating expenses	37,349	4,783	13,468	8,409	64,009
Other operating expenses not allocated to segments (3)	—	—	—	110,290	110,290
Total operating expenses	37,349	4,783	13,468	118,699	174,299
Proportionate property net operating income (loss)	104,660	9,242	18,934	(106,264)	26,572
Other items included in income before income tax expense (4)	—	—	—	(23,130)	(23,130)
Income (loss) before income tax expense	$104,660	$9,242	$18,934	$(129,394)	$3,442

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Nine months ended September 30, 2022:
Total revenues	$411,052	$16,437	$93,187	$45,173	$565,849
Property operating expenses	111,316	5,799	38,559	21,005	176,679
Other operating expenses not allocated to segments (3)	—	—	—	300,720	300,720
Total operating expenses	111,316	5,799	38,559	321,725	477,399
Proportionate property net operating income (loss)	299,736	10,638	54,628	(276,552)	88,450
Other items included in income before income tax expense (4)	—	—	—	528,955	528,955
Income from before income tax expense	$299,736	$10,638	$54,628	$252,403	$617,405
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

The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	September 30, 2023	December 31, 2022
Same Store	$4,119,544	$4,610,356
Other Real Estate	1,575,415	1,211,136
Corporate and other assets (1)	704,290	730,391
Total consolidated assets	$6,399,249	$6,551,883
(1)Includes the assets not allocated to our segments including: (i) corporate assets; (ii) the mezzanine loan investment where the rights and obligations of ownership have been assigned to Aimco; and (iii) properties sold or classified as held for sale.
For the nine months ended September 30, 2023 and 2022, capital additions related to our segments were as follows (in thousands):

	2023	2022
Same Store	$114,844	$109,768
Other Real Estate	13,530	1,422
Total capital additions	$128,374	$111,190

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
Certain financial and operating measures found herein and used by management are not defined under GAAP. These measures are defined and reconciled to the most directly comparable GAAP measures under the Non-GAAP Measures heading and include: NAREIT Funds from Operations, Pro forma Funds from Operations, Run-Rate Funds from Operations, Run-Rate Adjusted Funds from Operations, and the measures used to compute our leverage ratios.
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
•Maintain an efficient cost structure to keep net general and administrative expenses less than or equal to 15-basis points of gross asset value.
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
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in 10 states and the District of Columbia. As of September 30, 2023, our portfolio included 75 apartment communities with 26,623 apartment homes, in which we held an average ownership of approximately 81%. We also have one land parcel and one indirect land interest that we lease to third parties.
Our business is organized around four areas of strategic focus: operational excellence; portfolio management; balance sheet; and team and culture. The results from the execution of our strategy are further described in the sections that follow.
Operational Excellence
In the third quarter of 2023, Pro forma FFO increased 10.3% year-over-year as a result of same store revenue growth of 6.8% which drove higher net operating income of 6.3%, primarily driven by an increase of 5.6% in residential rents.
Portfolio Performance
Approximately 20% of AIR’s capital is invested in acquisitions made since 2021. Acquisition properties experience a rate of NOI growth during the first few years of AIR management that is much higher than the same store portfolio rate. Two-thirds of these investments were made prior to July 2022; therefore, comparative information is available. These properties' year-over-year NOI growth was up 17.4%, increasing year-over-year NOI growth rate of the total Acquisition and Same Store portfolios by 170 basis points to 7.2%.
Third Quarter 2023 Paired Trades
As previously announced, AIR contributed 10 properties to the Core JV, retaining a 53% interest. In exchange for the 47% interest sold, AIR received $505 million of gross consideration. AIR also completed its strategic exit from New York City through the sale of a property for $21 million in gross proceeds.
In turn, AIR improved its portfolio through reinvesting $287 million in three new properties. In comparison to the property interests sold, the acquired properties:
•have 11% higher average rents at $2,751 per month;
•were constructed in the last two years (in contrast to 26 years for the interests sold); and
•require annual capital replacement spending that is $2,600 per unit lower than the interests sold.
AIR used the remaining proceeds to:
•repurchase 2.2 million shares for $77.8 million (reflecting an average price of $34.57 per share, and a forward NOI yield of approximately 6.3%).
•reduce leverage, with an average interest cost of 6.1%, by approximately $161 million.
Balance Sheet and Liquidity
During the third quarter of 2023, AIR refinanced $154 million of borrowings on AIR's revolving credit facility and $325 million of term loans maturing in 2023 and 2024, with new fixed rate property debt. The new debt has a weighted-average life of 5.3 years and a weighted-average interest rate of 5.2%; 30-basis points greater than the short-term debt repaid.
Today, AIR has:
•Near-term exposure to rising interest rates limited to:
▪$79 million on our share of the Virginia JV debt due to the maturity in January 2024 of the in-place interest rate cap; plus
▪$26 million on our revolving credit facility
•No debt maturities until the second quarter of 2025;
•Available liquidity of $2.1 billion;

•$5.3 billion of properties unencumbered by non-recourse debt; and
•Limited refunding risk with the ability to fund all maturities through 2027 from cash on hand, and a 10-year commitment to make $1 billion of property loans with up to 10-year maturities.
At year-end, AIR anticipates Net Leverage to Adjusted EBITDAre to be below 6.0x; consistent with its target range of 5.0x to 6.0x. As of September 30, 2023, AIR's leverage is temporarily elevated due to the timing of third quarter acquisitions.
Dividend and Equity Capital Markets
On October 30, 2023, the AIR Board of Directors declared a quarterly cash dividend of $0.45 per share of Common Stock, payable on November 30, 2023 to shareholders of record on November 17, 2023. In setting the 2023 dividend rate, the Board of Directors targeted a 75% payout ratio of Pro forma FFO, in 2023 equivalent to approximately 86% of Run-Rate AFFO.
Team and Culture
Our team and culture are keys to our success. We have a relentless focus on productivity and innovation. We continuously seek to reduce costs through the use of additional automation and continued technological investment, and by avoiding costs, for example by retention of residents. We apply this same focus to our general and administrative expenses, expecting these costs to be lower, as a percentage of the gross asset value of our investments, than are our peers.
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
Our focus on our team and culture is widely recognized. In 2023, AIR was named a Kingsley Excellence Elite Five multifamily company and a winner of the 2023 Kingsley Excellence Awards for customer service for the second year in a row. Of the winners, AIR ranked second among all operators, and first among publicly traded REITs. AIR is committed to world-class customer service, which we deliver through listening to, learning from, and responding to our residents every day. We also benefit from the support of great leadership, contributions from exceptional teammates, and a strong culture. These strengths are confirmed by such awards as AIR's 2023 Top Workplaces USA Award (the second consecutive year), a 10-time winner of Top Workplace in Colorado (by the Denver Post), Top Workplace in Philadelphia (by The Philadelphia Inquirer), and in South Florida (by the Sun Sentinel) as well as two time winner of Built in 2023 Best Places to Work in Colorado, Los Angeles, Miami, and Washington, D.C., and the Denver Business Journal Healthiest Employer in Colorado for the third year in a row. We take seriously our responsibility to care for our customers, our neighbors, and each other as teammates. We are grateful for these recognitions and consider them confirmation of our success.
We are committed to transparency, and continuous improvement, as measured by Global Real Estate Sustainability Benchmark (“GRESB”). Strong progress was made by AIR in 2023 in advancing its commitments to responsibility beyond governance, achieving a GRESB score of 82 out of 100, placing AIR in the top 20% of residential companies in the Americas. We also published our 2022-2023 Corporate Responsibility Report highlighting our commitment to community and continued progress on our goals.
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

Financial Highlights
Net income attributable to common stockholders per common share, on a dilutive basis was $4.43 and $4.35 for the three and nine months ended September 30, 2023, respectively, compared to $0.01 and $3.68 for the three and nine months ended September 30, 2022, respectively, due primarily to:
•Same Store revenue growth of 6.8% which resulted in higher net operating income ("NOI") of 6.3%, primarily driven by an increase of 5.6% in residential rents for the three months ended September 30, 2023 compared to 2022. Additionally, acquisitions are growing faster than Same Store. For example, the Class of 2022 had revenue growth of 9.9%, which resulted in higher NOI of 20.1% for the three months ended September 30, 2023 compared to 2022,
•Higher gains on dispositions of real estate,
•Gains on derivative instruments, and
•Lower loss on extinguishment of debt, offset partially by
•Lower interest income from the note receivable from Aimco, which was repaid in the second and third quarters of 2022, and the $17.4 million prepayment penalty received from Aimco in connection with these repayments, and
•Higher interest expense due to higher interest rates and higher outstanding property debt balances.
Pro forma FFO per share was $0.64 and $1.76 for the three and nine months ended September 30, 2023, respectively, compared to $0.58 and $1.81 for the three and nine months ended September 30, 2022, respectively, due primarily to the below factors.
•Same Store revenue growth of 6.8% which resulted in higher NOI of 6.3% primarily driven by an increase of 5.6% in residential rents for the three months ended September 30, 2023 compared to 2022. Additionally, acquisitions are growing faster than Same Store. For example, the Class of 2022 had revenue growth of 9.9% which resulted in higher NOI of 20.1% for the three month ended September 30, 2023 compared to 2022, and
•Gains on derivative instruments as noted above, offset partially by
•A decrease in interest income as noted above, and
•An increase in interest expense as noted above.
For the three and nine months ended September 30, 2023, Pro forma FFO includes $0.05 per share of non-recurring items including derivative gains that were accelerated through the repayment of certain previously hedged term loans, partially offset by higher than anticipated casualty and legal costs. After consideration of these non-recurring items Run-Rate FFO per share was $0.59 and $1.72 for the three and nine months ended September 30, 2023, respectively.
For the three and nine months ended September 30, 2022, Pro forma FFO includes $0.03 and $0.22 per share, respectively, of non-recurring items including the impact from the Aimco note receivable prepayment. After consideration of these non-recurring items Run-Rate FFO per share was $0.55 and $1.59 for three and nine months ended September 30, 2022, respectively.
Additionally, Run-Rate AFFO per share was $0.52 and $1.51 for three and nine months ended September 30, 2023, respectively, compared to $0.50 and $1.42 for three and nine months ended September 30, 2022, respectively. Our 2023 capital allocation decisions have resulted in paired trades in which we have purchased apartment communities with an anticipated higher rate of NOI growth and lower recurring capital needs and sold partial interests in apartment communities with lower anticipated rates of NOI growth and higher capital needs.
Results of Operations for the Three and Nine Months Ended September 30, 2023, Compared to 2022
Property Operations
We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR and have reached a stabilized level of operations. Our Other Real Estate segment includes four properties acquired in 2022, four properties previously leased to Aimco, and four properties acquired in 2023.
As of September 30, 2023, our Same Store segment included 63 apartment communities with 22,794 apartment homes and our Other Real Estate segment included 12 apartment communities with 3,829 apartment homes.

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
Please see Note 12 to the condensed consolidated financial statements in Item 1 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

	Three Months Ended September 30,		Historical Change
(dollars in thousands)	2023	2022	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$151,619	$142,009	$9,610	6.8%
Other Real Estate	29,543	14,025	15,518	nm
Total	181,162	156,034	25,128	16.1%
Property operating expenses, net of utility reimbursements:
Same Store	40,353	37,349	3,004	8.0%
Other Real Estate	8,158	4,783	3,375	nm
Total	48,511	42,132	6,379	15.1%
Proportionate property net operating income:
Same Store	111,266	104,660	6,606	6.3%
Other Real Estate	21,385	9,242	12,143	nm
Total	$132,651	$113,902	$18,749	16.5%
For the three months ended September 30, 2023, compared to 2022, excluding changes attributable to changes in ownership, our Same Store proportionate property NOI increased by 6.3%. This increase was attributable primarily to a $9.6 million, or 6.8%, increase in rental and other property revenues due to a 5.6% increase in residential rental rates, and a 1.2% increase in other rental income, partially offset by a 0.6% decrease in ADO.
Other Real Estate proportionate property NOI for the three months ended September 30, 2023, compared to 2022, increased by $12.1 million, due primarily to contribution from four properties acquired in 2023, four properties acquired in 2022, and NOI contribution from the four properties acquired on September 1, 2022, when their respective master leases were canceled.

	Nine Months Ended September 30,		Historical Change
(dollars in thousands)	2023	2022	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$445,881	$411,052	$34,829	8.5%
Other Real Estate	86,104	16,437	69,667	nm
Total	531,985	427,489	104,496	24.4%
Property operating expenses, net of utility reimbursements:
Same Store	117,014	111,316	5,698	5.1%
Other Real Estate	28,010	5,799	22,211	nm
Total	145,024	117,115	27,909	23.8%
Proportionate property net operating income:
Same Store	328,867	299,736	29,131	9.7%
Other Real Estate	58,094	10,638	47,456	nm
Total	$386,961	$310,374	$76,587	24.7%
For the nine months ended September 30, 2023, compared to 2022, excluding changes attributable to changes in ownership, our Same Store proportionate property NOI increased by 9.7%. This increase was attributable primarily to a $34.8 million, or 8.5%, increase in rental and other property revenues due to an 8.1% increase in residential rental rates, and an 0.8% increase in other residential income, partially offset by a 0.7% decrease in ADO.
Other Real Estate proportionate property NOI for the nine months ended September 30, 2023, compared to 2022, increased by $47.5 million, due primarily to contribution from four properties acquired in 2023, four properties acquired in 2022, and NOI contribution from the four properties acquired on September 1, 2022, when their respective master leases were canceled.
Non-Segment Real Estate Operations
Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, and the results of apartment communities sold or held for sale, which we do not allocate to our segments for purposes of evaluating segment performance.
For the three and nine months ended September 30, 2023, compared to 2022, non-segment real estate operations decreased by $1.2 million and $21.8 million, respectively, due primarily to $5.9 million and $22.1 million of lower NOI attributable to sold properties due to decreased disposition activity, with dispositions of nine additional properties during 2022 compared to 2023.
Additionally, for the three months ended September 30, 2023, the decrease in non-segment real estate operations was offset partially by $4.7 million of lower casualty losses due to receipt of third-party casualty recoveries in 2023.
Depreciation and Amortization
For the three months ended September 30, 2023, compared to 2022, depreciation and amortization expense decreased $11.4 million, or 12.6%, due primarily to the reduction in depreciation associated with sold properties, offset partially by properties acquired subsequent to September 30, 2022.
For the nine months ended September 30, 2023, compared to 2022, depreciation and amortization expense increased $10.3 million, or 4.1%, due primarily to properties acquired subsequent to September 30, 2022, offset partially by the reduction in depreciation associated with sold properties.
General and administrative expenses
For the three months ended September 30, 2023, compared to 2022, general and administrative expenses decreased $2.0 million, or 26.1%, due primarily to lower personnel costs.
For the nine months ended September 30, 2023, compared to 2022, general and administrative expenses were relatively flat.

Other expenses, net
Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, and certain non-recurring items.
For the three and nine months ended September 30, 2023, compared to 2022, other expenses, net, increased by $3.2 million and $8.6 million, respectively, due primarily to higher legal expenses, and one-time severance payments. Additionally, for the nine months ended September 30, 2023, other expenses, net further increased due to incremental ground lease expense associated with an acquired property.
Interest Income
For the three and nine months ended September 30, 2023, compared to 2022, interest income decreased by $6.7 million, or, 69.6%, and $42.6 million, or 87.4%, respectively, due primarily to $17.4 million of lower interest income associated with the 2022 prepayment of our notes receivable from Aimco. Interest income decreased further due to lower interest income associated with properties leased to Aimco through September 1, 2022, when the leases were canceled.
Interest Expense
For the three months ended September 30, 2023, compared to 2022, interest expense decreased $9.8 million, or 29.9%, due primarily to the the impact of hedged derivative activity on interest expense, lower balances on our revolving credit facility, and repayment of $325 million of term loans.
For the nine months ended September 30, 2023, compared to 2022, interest expense increased $15.8 million, or 19.6%, due primarily to higher rates on our term loans and revolving credit facility, interest expense associated with our senior unsecured notes issued in the second quarter of 2022, and higher outstanding property debt balances; offset partially by the impact of hedged derivative activity on interest expense, lower balances on our revolving credit facility, and repayment of $325 million of term loans.
Loss on Extinguishment of Debt
During the three months ended September 30, 2023 and 2022, we did not incur a loss on extinguishment of debt.
For the nine months ended September 30, 2023, compared to 2022, loss on extinguishment of debt decreased by $21.6 million, due to higher prepayment penalties incurred from the early payment of property debt in 2022.
Gains on Dispositions and Impairments of Real Estate
During the three months ended September 30, 2023, we recognized a $692.9 million gain on dispositions of real estate and impairments of real estate due primarily to the gain associated with sale of a partial interest in 10 properties in connection with the Core JV.
During the nine months ended September 30, 2023, we recognized a $675.5 million gain on dispositions and impairments of real estate due primarily to:
•$698.8 million of gain on dispositions of real estate from the sale of 10 properties in connection with the Core JV;
•$0.5 million of gain in connection with the formation of the Value-Add JV; offset partially by
•A non-cash impairment loss on real estate of $23.6 million due to the evaluation of the expected hold period of three apartment communities included in our Other Real Estate reporting segment, which are now sold.
During the three months ended September 30, 2022, there were no apartment communities sold. During the nine months ended September 30, 2022, we recognized $587.6 million of gain on dispositions of real estate related to the sale of 12 apartment communities. During the three and nine months ended September 30, 2022, we did not recognize any real estate impairment losses.
Gain on Derivative Instruments
During the three and nine months ended September 30, 2023, we recognized $14.1 million and $23.3 million, respectively, of gains on derivative instruments that are not designated as cash flow hedges primarily related to mark-to-

market valuation changes and cancellation of certain interest swaps and treasury locks during the period. During the three and nine months ended September 30, 2022, we did not recognize any gains on derivative instruments.
Loss from Unconsolidated Real Estate Partnerships
For the three and nine months ended September 30, 2023, compared to 2022, loss from unconsolidated real estate partnerships increased $10.3 million and $9.3 million, respectively. During the third quarter of 2023, our unconsolidated joint ventures generated NOI of $11.1 million. This incremental NOI was offset by higher depreciation expense due to valuing the properties in the Core and Value-Add JV's at fair market value.
Income Tax Expense
Certain of our operations, including property management, are conducted through taxable REIT subsidiaries (“TRS entities”).
Our income tax expense calculated in accordance with GAAP includes income taxes associated with the income or loss of our TRS entities for which the tax consequences have been realized or will be realized in future periods. Income taxes related to these items, as well as changes in valuation allowance, are included in income tax expense in our condensed consolidated statements of operations.
For the three and nine months ended September 30, 2023, compared to 2022, income tax expense increased $4.5 million and $4.9 million, respectively, due primarily to the recognition of an income tax liability resulting from the formation of the Core JV.
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
NAREIT Funds From Operations, Pro forma Funds From Operations, Run-Rate FFO and Run-Rate Adjusted Funds From Operations
Many of our investors focus on multiples of Funds From Operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), referred to herein as “NAREIT FFO.” These investors also focus on NAREIT FFO, as adjusted for non-cash, unusual, or non-recurring items. We refer to this metric as Pro forma Funds From Operations (“Pro forma FFO”) and use it as a measure of operational performance.
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
In addition to NAREIT FFO, we use Pro forma FFO, Run-Rate FFO and Run-Rate Adjusted Funds From Operations (“AFFO”) to measure short-term and current period performance. Pro forma FFO represents NAREIT FFO as defined above, excluding certain amounts that are unique or occur infrequently. Run-Rate FFO represents Pro forma FFO as defined above, excluding certain amounts that are unique or occur infrequently. Run-Rate AFFO represents Pro forma FFO as defined above, reduced by Capital Replacements, and is a measure of current period performance.
NAREIT FFO, Pro forma FFO, Run-Rate FFO and Run-Rate AFFO should not be considered alternatives to net income determined in accordance with GAAP, as indications of our performance. Although we use these non-GAAP measures for comparability in assessing our performance compared to other REITs, not all REITs compute these same measures and those who do may not compute them in the same manner. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs.

NAREIT FFO, Pro forma FFO, Run-Rate FFO, and Run-Rate AFFO are calculated as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income attributable to AIR common stockholders	$663,596	$1,760	$650,700	$574,363
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	87,169	85,057	260,930	240,436
Gain on dispositions and impairments of real estate, net of noncontrolling partners’ interest	(690,992)	—	(673,520)	(587,453)
Income tax adjustments related to gain on dispositions and other tax-related items	4,400	(348)	4,400	(1,448)
Common noncontrolling interests in AIR OP’s share of above adjustments and amounts allocable to participating securities	38,773	(5,250)	25,962	21,327
NAREIT FFO attributable to AIR common stockholders	$102,946	$81,219	$268,472	$247,225
Adjustments:
Gain on derivative instruments (1)	(12,436)	—	(21,688)	—
Non-cash straight-line rent (2)	3,068	3,660	9,248	4,944
Business transformation and transition related costs (3)	897	1,419	1,420	3,881
Loss on extinguishment of debt (4)	—	—	2,008	23,636
Casualty losses and other (5)	(272)	4,389	1,855	4,635
Common noncontrolling interests in AIR OP’s share of above adjustments and amounts allocable to participating securities	541	(581)	454	(1,887)
Pro forma FFO attributable to AIR common stockholders	$94,744	$90,106	$261,769	$282,434
Cash swap acceleration income, net of common noncontrolling interests in AIR OP and participating securities	(10,854)	—	(10,854)	—
Aimco note prepayment, net of common noncontrolling interests in AIR OP and participating securities	—	(4,673)	—	(34,456)
Casualty and Legal expense in excess of run-rate, net of common noncontrolling interests in AIR OP and participating securities	2,665	—	4,628	—
Run Rate FFO attributable to AIR common stockholders	$86,555	$85,433	$255,543	$247,978
Capital Replacements, net of common noncontrolling interests in AIR OP and participating securities	(7,476)	(6,706)	(26,449)	(22,912)
Leasing Commissions, net of common noncontrolling interests in AIR OP and participating securities	(1,712)	(1,632)	(5,029)	(4,227)
Run-Rate AFFO attributable to AIR common stockholders	$77,367	$77,095	$224,065	$220,839

Weighted-average common shares outstanding – basic	147,474	153,811	148,372	155,488
Dilutive common share equivalents	299	246	143	269
Total shares and dilutive share equivalents	147,773	154,057	148,515	155,757

Net income attributable to AIR per share – diluted	$4.43	$0.01	$4.35	$3.68
NAREIT FFO per share – diluted	$0.70	$0.53	$1.81	$1.59
Pro forma FFO per share – diluted	$0.64	$0.58	$1.76	$1.81
Run-Rate FFO per share - diluted	$0.59	$0.55	$1.72	$1.59
Run-Rate AFFO per share - diluted	$0.52	$0.50	$1.51	$1.42
(1)During 2023, in anticipation of future financing transactions, we entered into treasury locks that did not qualify for hedge accounting under GAAP. Changes in the fair value of these instruments are included in net income attributable to AIR common stockholders. Any non-cash changes in fair value are excluded in the determination of Pro forma FFO.
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
(5)During 2023, we incurred significant casualty losses related to fire damage at our Palazzo East at Park La Brea apartment community. During 2021, we incurred significant casualty losses due to Hurricane Ida-induced flooding in downtown Philadelphia causing damage to our Park Towne Place apartment community, whose clean-up costs extended into 2022. During the third quarter of 2023, we recorded a net gain upon receipt of third-party funds, upon closing the 2021 Park Towne Place claim. AIR excludes individually significant casualty losses from the computation of FFO when the expected gains or losses are atypical and costs are greater than $1 million. Individual casualty losses less than $1 million are included in FFO. In 2023, these "normal" casualty losses are expected to exceed historical averages and AIR's expectation entering the year by $1.7 million. AIR has excluded casualty losses that exceeded our beginning of year expectations in the determination of Run-Rate FFO.
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
Our leverage ratios for the three months ended September 30, 2023, are presented below:

Annualized Current Quarter
Proportionate Debt to Adjusted EBITDAre	6.2x
Net Leverage to Adjusted EBITDAre	6.3x
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

The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios, is as follows (in thousands):

September 30, 2023
Total indebtedness	$3,128,234
Adjustments:
Debt issuance costs related to non-recourse property debt and term loans	17,292
Proportionate share adjustments related to debt obligations	60,530
Cash and restricted cash	(134,170)
Tenant security deposits included in restricted cash	11,890
Proportionate share adjustments related to cash and restricted cash	10,791
Proportionate Debt	3,094,567
Perpetual Preferred Stock	2,000
Preferred noncontrolling interests in AIR Operating Partnership	77,140
Net Leverage	$3,173,707
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

The reconciliation of net income to EBITDAre and Adjusted EBITDAre, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended September 30, 2023
Net income	$710,512
Adjustments:
Interest expense	22,888
Income tax expense	4,595
Depreciation and amortization	79,023
Gain on dispositions of real estate	(692,861)
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(2,525)
EBITDAre adjustments attributable to noncontrolling interests and unconsolidated real estate partnerships	13,437
EBITDAre	$135,069
Pro forma FFO and other adjustments, net (1)	177
Quarterly Adjusted EBITDAre	$135,246
Adjusted EBITDAre, before removal of annualization impact for non-recurring items	$540,984
Removal of annualization impact for non-recurring items (2)	(38,313)
Adjusted EBITDAre	$502,671
(1)Includes pro forma adjustments to NAREIT FFO under the heading NAREIT Funds From Operations and Pro forma Funds From Operations, excluding items that are not included in EBITDAre such as prepayment penalties, net. EBITDAre has also been adjusted by $0.9 million to reflect the disposition of two properties and the Core Joint Venture, as if the transactions closed on July 1, 2023, and an adjustment of $11.5 million non-cash gain on derivative instruments.
(2)Third quarter 2023 EBITDAre benefits from $12.8 million of items that are not expected to recur in the future. As such, they were not annualized in the computation of Adjusted EBITDAre.
Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flows from operations. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt, borrowings under new property debt, borrowings under our credit facilities, and proceeds from equity offerings. As of September 30, 2023, our available liquidity was $2.1 billion, which consisted of:
•$95.7 million of our share of cash and cash equivalents;
•$15.8 million of our share of restricted cash, excluding amounts related to tenant security deposits, which consists primarily of escrows held by lenders for capital additions, property taxes, and insurance;
•$970.0 million of available capacity to borrow under our revolving credit facility after consideration of letters of credit; and
•$1.0 billion of committed property level financing through our secured credit facility with Fannie Mae.
Additional liquidity may also be provided through future secured and unsecured financings.
Uses for liquidity include normal operating activities, payments of principal and interest on outstanding debt, capital expenditures, dividends paid to stockholders, distributions paid to noncontrolling interest partners, acquisitions of apartment communities, and repurchases of equity securities. We use our cash and cash equivalents and cash provided by operating activities to meet short-term liquidity needs. In the event that our cash and cash equivalents and cash provided by operating activities are not sufficient to meet our short-term liquidity needs, we have additional means, such as short-term borrowing availability and proceeds from apartment community sales and debt refinancing. We may use our revolving credit facility for working capital and other short-term purposes, such as funding investments on an interim basis. We expect to meet our long-term liquidity requirements, including apartment community acquisitions, primarily through secured and unsecured borrowings, the issuance of equity securities (including OP Units), the sale of apartment communities, and cash generated from operations. Additionally, we expect to meet our liquidity requirements associated with our debt maturities.
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
The combination of secured and unsecured debt, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage was 6.9 years as of September 30, 2023, inclusive of extension options, with a weighted-average interest rate of 4.3%. We have sufficient committed credit to repay all debt coming due through 2027.
Under our credit agreement and unsecured notes payable, we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. The financial covenants we are required to maintain include a maximum leverage ratio of no greater than 0.60 to 1.00; a fixed charge coverage ratio of no less than 1.50 to 1.00, a maximum secured indebtedness to total assets ratio of no greater than 0.40 to 1.00, a maximum unsecured leverage ratio no greater than 0.60 to 1.00, and a minimum unsecured interest coverage ratio no less than 1.50 to 1.00. We believe we were in compliance with these covenants as of September 30, 2023 and expect to remain in compliance during the next 12 months.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.
Operating Activities
For the nine months ended September 30, 2023, net cash provided by operating activities was $301.7 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, and changes in working capital items. Cash provided by operating activities for the nine months ended September 30, 2023, decreased by $49.7 million compared to the same period in 2022, due primarily to lower net operating income associated with sold apartment communities, partially offset by increased contribution from properties recently acquired.
Investing Activities
For the nine months ended September 30, 2023, our net cash used in investing activities of $270.0 million consisted primarily of purchases of real estate and capital expenditures, offset partially by proceeds from dispositions of real estate and distributions from unconsolidated real estate partnerships. Net cash provided by investing activities of $252.9 million for the same period in 2022 consisted primarily of proceeds from dispositions of real estate and proceeds from the partial repayment of the notes receivable from Aimco, which was repaid in the second and third quarters of 2022, offset partially by purchases of real estate and capital expenditures.
Capital additions totaled $128.4 million and $111.2 million during the nine months ended September 30, 2023 and 2022, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.

We categorize capital spending for communities in our portfolio broadly into five primary categories:
•capital replacements, expenditures that are necessary to help preserve the value of and maintain functionality at the communities;
•capital enhancements, which may include kitchen and bath remodeling, energy conservation projects, and investments in more durable, longer-lived materials designed to position assets for higher rental levels in their respective markets;
•initial capital expenditures, which represent capital additions contemplated in the underwriting at our recently acquired communities. These amounts are considered in the underwriting of the acquisition and are therefore included with the purchase price when determining expected returns;
•casualty, which represents capitalized costs incurred in connection with the restoration of an apartment community after a casualty event; and
•other, which represents capitalized costs in connection with tenant improvements, entitlement, and planning.
We exclude the amounts of capital spending related to apartment communities sold or classified as held for sale at the end of the period from the foregoing measures in order to view the spend for the continuing portfolio.
A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows, are presented below (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Capital Replacements	$24,605	$19,965
Capital Enhancements	65,244	61,795
Initial Capital Expenditures	32,620	22,157
Casualty	5,036	3,649
Other	869	3,624
Total capital additions	$128,374	$111,190
Plus: additions related to apartment communities sold and held for sale	12,674	37,962
Consolidated capital additions	$141,048	$149,152
Plus: net change in accrued capital spending	(193)	1,963
Total capital expenditures per condensed consolidated statements of cash flows	$140,855	$151,115
For the nine months ended September 30, 2023 and 2022, we capitalized $1.0 million and $1.1 million of interest costs, respectively, and $12.7 million and $12.6 million of indirect costs, respectively.
Financing Activities
Net cash used in financing activities of $199.0 million for the nine months ended September 30, 2023 consisted primarily of net repayments on our revolving credit facility, the repayment of term loans, payment of dividends, and repurchases of Common Stock and OP Units, offset partially by net proceeds from non-recourse property debt. Net cash used in financing activities of $582.5 million for the nine months ended September 30, 2022 consisted primarily of repayments of non-recourse debt and term loans, payment of dividends and distributions, and repurchases of Common Stock and OP Units, offset partially by proceeds from the issuance of unsecured notes payable.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our chief market risks are refunding risk, that is the availability of property debt, corporate debt, or other cash sources to refund maturing debt, and repricing risk, that is the possibility of increases in base interest rates and credit risk spreads. We use short-term debt financing and working capital primarily to fund short-term uses and generally expect to refinance such borrowings with cash from operating activities, proceeds from apartment community sales, long-term debt, or equity financings. Our objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in interest rate movements. We use derivative financial instruments, principally interest rate swaps and treasury rate locks, to reduce our exposure to interest rate risk. We do not hold or issue derivatives for speculative purposes and closely monitor the credit quality of the institutions with which we transact.
As of September 30, 2023, on a consolidated basis, we had $475.0 million of outstanding borrowings on our term loans, and $25.8 million of variable-rate borrowings under our revolving credit facility. After consideration of our interest rate swap derivatives, which reduce our total variable rate exposure by $350 million, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest expense by $1.5 million, net, on an annual basis.
As of September 30, 2023, we had $134.2 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.
As of September 30, 2023, we had one undesignated forward starting interest rate swap with a notional value of $50.0 million that was entered into in anticipation of future debt. We estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest expense by $0.5 million, net, on an annual basis.
We estimate the fair value of debt instruments as described in Note 9 to the condensed consolidated financial statements in Item 1. The estimated fair value of total indebtedness, including our non-recourse property debt, term loans, revolving credit facility, and unsecured notes payable, was approximately $2.8 billion as of September 30, 2023.
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
Changes in Internal Control Over Financial Reporting
There has been no change in AIR’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, AIR’s internal control over financial reporting.
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

Changes in Internal Control Over Financial Reporting
There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
As of the date of this report, there have been no material changes from the risk factors in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
AIR
Unregistered Sales of Equity Securities
From time to time, we may issue shares of Common Stock in exchange for OP Units. Such shares are issued based on an exchange ratio of one share for each common OP Unit. We may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended September 30, 2023, we did not issue any shares of Common Stock in exchange for OP Units or limited partnership interests in consolidated real estate partnerships.
Repurchases of Equity Securities
AIR’s Board of Directors has authorized a share repurchase program of its outstanding capital stock for $500 million. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions. As of September 30, 2023, there was $105.5 million remaining available for future share repurchases under this authorization.

Fiscal period	Total Number of Shares Repurchased	Average Price Paid per Unit	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Repurchased Under Plans or Programs (in thousands) (1)
July 1 – July 31, 2023	—	$—	—	$183,290
August 1 – August 31, 2023	2,249,800	$34.57	2,249,800	$105,507
September 1 – September 30, 2023	—	$—	—	$105,507
Total	2,249,800	$34.57	2,249,800
The AIR Operating Partnership
Unregistered Sales of Equity Securities
The AIR Operating Partnership did not issue nor repurchase any unregistered OP Units during the three months ended September 30, 2023.
Repurchases of Equity Securities
The AIR Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than AIR have the right to redeem their common OP Units for cash or, at our election, shares of AIR Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended September 30, 2023, no common OP Units were redeemed in exchange for Common Stock.

The following table summarizes the AIR Operating Partnership’s repurchases or redemptions of common OP Units in exchange for cash during the three months ended September 30, 2023:

Fiscal period	Total Number of Units Repurchased	Average Price Paid per Unit	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (1)
July 1 – July 31, 2023	12,505	$35.52	N/A	N/A
August 1 – August 31, 2023	26,289	$34.99	N/A	N/A
September 1 – September 30, 2023	11,926	$33.77	N/A	N/A
Total	50,720	$34.83
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
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed with this report:

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Charter of Apartment Income REIT Corp. (Exhibit 3.1 to AIR’s Current Report on Form 8-K dated September 22, 2023, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws of Apartment Income REIT Corp. (Exhibit 3.1 to AIR’s Current Report on Form 8-K dated May 22, 2023, is incorporated herein by this reference)

10.1	Seventh Amended and Restated Partnership Agreement of Apartment Income REIT, L.P. (Exhibit 10.1 to AIR’s Quarterly Report on Form 10-Q dated May 4, 2022, is incorporated herein by this reference)

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
The following materials from AIR’s and the AIR Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income; (iv) condensed consolidated statements of equity and partners’ capital; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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

Date: November 3, 2023