Form 10-K
period 2023-12-31
Apartment Income REIT Corp.; Apartment Income REIT, L.P.
filed 2024-02-16
CIK 1820877, 926660

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to
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

Apartment Income REIT Corp.: ☒	Apartment Income REIT, L.P.: ☒
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
The aggregate market value of the voting and non-voting Common Stock of Apartment Income REIT Corp. held by non-affiliates of Apartment Income REIT Corp. was approximately $5.4 billion based upon the closing price of $36.09 on June 30, 2023.
As of February 12, 2024, there were 144,917,372 shares of Class A Common Stock outstanding.
___________________________________________________
Documents Incorporated by Reference
Portions of the definitive Proxy Statement of Apartment Income REIT Corp. to be filed in connection with the 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Content
EXPLANATORY NOTE
This filing combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, of Apartment Income REIT Corp. (“AIR”), Apartment Income REIT, L.P. (“AIR Operating Partnership”), and their consolidated subsidiaries. The AIR Operating Partnership’s consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership, and their consolidated subsidiaries, collectively.
AIR is a self-administered and self-managed real estate investment trust (“REIT”). AIR Operating Partnership owns substantially all of the assets and owes substantially all of the liabilities of the AIR enterprise and manages the daily operations of AIR’s business. AIR owns, through its wholly-owned subsidiaries, the general partner interest, and special limited partner interest in the AIR Operating Partnership.
As of December 31, 2023, AIR owned approximately 91.1% of the legal interest and 93.6% of the economic interest in the common partnership units of the AIR Operating Partnership, respectively. The remaining 8.9% legal interest is owned by third parties. A portion of the 8.9% owned by third parties is subject to vesting. If the vesting requirements are not met, the 8.9% ownership will be reduced to no less than 6.4%. The legal ownership percentage is based on the outstanding Class A Common Stock of AIR (“Common Stock”) and common OP Units (as defined below), including unvested restricted stock and unvested LTIP units. The economic ownership percentage includes any unvested restricted stock and unvested LTIP units to the extent they are considered participating securities, as defined by accounting principles generally accepted in the United States (“GAAP”). As the sole general partner of the AIR Operating Partnership, AIR has exclusive control of the AIR Operating Partnership’s day-to-day management.
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

Table of Content
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

Table of Content
APARTMENT INCOME REIT CORP.
APARTMENT INCOME REIT, L.P.
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2023

Table of Content
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

Table of Content
PART I
ITEM 1. BUSINESS
The Company
AIR is a self-administered and self-managed real estate investment trust. AIR owns, through its wholly-owned subsidiaries, the general partner interest and special limited partner interest in AIR Operating Partnership. The AIR Operating Partnership owns all of the assets and owes all of the liabilities of the AIR enterprise and manages the daily operations of AIR’s business. The AIR Operating Partnership conducts all of the business of AIR, which is focused on the ownership of stabilized multi-family properties located in top markets including eight important geographic concentrations: Boston; Philadelphia; Washington, D.C.; Miami; Denver; the San Francisco Bay Area; Los Angeles; and San Diego. Please refer to Note 16 to the consolidated financial statements in Item 8 for discussion regarding our segments.
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
We created AIR to be the most efficient and effective way to invest in U.S. multi-family real estate, due to our simple business model, diversified portfolio of stabilized apartment communities, and low leverage. The Board of Directors has set the following strategic objectives:
•Pursue a simple, efficient, and predictable business model with a low-risk premium.
•Maintain a high quality and diversified portfolio of stabilized multi-family properties.
•Continuously improve our best-in-class property operations platform, the “AIR Edge,” to generate above-market organic growth.
•Maintain an efficient cost structure.
•Maintain a flexible, low levered balance sheet with access to multiple sources of debt capital.
•Enhance portfolio quality through a disciplined approach to capital allocation, targeting accretive opportunities on a leverage neutral basis.
•Form private capital partnerships as a source of equity capital for accretive growth.
•Continue our commitment to corporate responsibility with transparent and measurable goals.
Our focused strategy is evidenced by:
•Market-leading operating platform. The AIR Edge reflects the cumulative results of our focus on resident selection, satisfaction, and retention, as well as relentless innovation in delivering best-in-class property management. In 2023, AIR’s operating acumen resulted in Same Store net operating income (“NOI”) growth and Free Cash Flow ("FCF") growth of 9.3% and 9.5%, respectively. The AIR Edge additionally contributes to higher rates of growth at newly acquired properties. For example, properties acquired by AIR in 2021 (“Class of 2021”) contributed 100-basis points to the 9.3% Same Store NOI growth achieved in 2023.
•High-quality, diversified portfolio. AIR’s portfolio has been materially enhanced through recycling approximately $4.6 billion since the end of 2020. The sale of lower rated properties (or the contribution to a joint venture of fractional ownership in such properties) improved the AIR portfolio by (i) subtraction of properties in less favorable locations with prospects for lower rent growth or higher capital needs, and (ii) exiting (or reducing exposures to) markets with greater regulatory risk, such as New York.
•High-growth acquisition portfolio. AIR has used “paired trades,” raising capital through either property dispositions or the formation of joint ventures, to fund $585.0 million of acquisitions in 2023

Table of Content
at AIR's share. The acquisitions improved the AIR portfolio by (i) addition of properties in more favorable locations with better prospects for long-term rent growth and lower capital needs. As a result, AIR increased its allocation of capital to properties expected to generate higher rates of NOI and FCF growth as the operating impacts of the AIR Edge are realized. AIR's "paired trade" framework considers the cost of capital on the properties or joint venture interests acquired by others as measured by NOI yield, FCF yield, and expected unlevered internal rates of return (“IRR”) over a 10-year hold period. We compare this cost of capital to the expected returns on acquisitions, and expect transactions to be accretive in the first or second year on a NOI and FCF yield basis, and a 200-basis point or higher spread on an unlevered IRR basis. Paired trades in 2023 were 40-basis points dilutive on a NOI yield basis, but 40-basis points accretive to FCF yield and 230-basis points accretive to unlevered IRR. As AIR continues to recycle capital out of older, and into newer properties, we expect FCF and Adjusted Funds from Operations ("AFFO") growth will be further enhanced.
As a result of its paired trade activity, the quality of the AIR portfolio has been enhanced with (i) average monthly revenue per apartment homes of $2,913, up 10% from 2022, and (ii) increased allocation to faster growing submarkets such as Miami Beach, FL, Bethesda, MD, and Raleigh-Durham, NC.
•Efficiency. Through the combination of peer leading NOI and FCF margins, and low G&A expense, AIR converts a higher percentage of Same Store Revenue into FCF than does any of our peers, a durable advantage expected to compound over time, and enhanced as properties new to AIR's platform benefit from the AIR Edge.
•Low leverage. AIR targets Net Leverage to Adjusted EBITDAre of ~6.0x, which equates to approximately 33% on a loan-to-value basis, a low level for the AIR business model with no exposure to construction, second mortgage lending, or short-term rentals. We anticipate the Net Leverage to Adjusted EBITDAre ratio will vary based on the timing of transactions. AIR has well laddered refunding and repricing schedules, with no debt maturities until the second quarter of 2025. AIR also has limited refunding and repricing risk with the ability to fund all maturities through the first quarter of 2027 from cash on hand, and a 10-year commitment to make up to $1 billion of property loans with up to 10-year maturities.
•Deep and talented team. AIR values mutual respect and collaboration among teammates, as well as pay-for-performance. These policies have created a strong culture, a stable team, and best-in-class employee engagement. AIR promotes from within its deep talent pool, and will also recruit from outside when doing so strengthens our team.
Our business is organized around four areas of strategic focus: operational excellence; active portfolio management; a safe, low leverage balance sheet; and an engaged team and culture. The results from the execution of our strategy are discussed in the Executive Overview in Item 7.
Operational Excellence
We own and operate a portfolio of stabilized apartment communities on our market-leading operating platform, diversified by both geography and price point. As of December 31, 2023, our portfolio included 75 apartment communities with 26,626 apartment homes in which we held an average ownership of approximately 81%, with the balance owned by OP unitholders and our select joint venture partners.
To manage our property operations efficiently and to increase the benefits from our local management expertise, we give direct responsibility for operations to our area operations leaders, with regular support from senior management. To enable the area operations leaders to focus on sales and service, as well as to improve financial control and budgeting, we have dedicated area financial officers who support the operations leaders. Additionally, we have specialized teams at AIR's corporate headquarters in Denver, CO that provide shared services, including revenue management, marketing, procurement, capital management, and IT support across the portfolio.
We seek to improve our property operations through application of the AIR Edge. Our ideal is a culture where we service others, nurture relationships, and build safe, stable communities. We seek teams that are more cohesive, better compensated, and more productive. We seek customers that make better neighbors and stay longer. Our high customer retention is driven by delivering world-class customer service; taking advantage of real-time analytics and artificial

Table of Content
intelligence; increasing automation; centralizing operational tasks where efficient to do so; standardizing business processes, operational measurements, and internal reporting; and enhancing financial controls over field operations. The AIR Edge is a durable operating advantage in driving organic growth, and is scalable as our portfolio grows. We focus on the following areas:
•Customer Satisfaction. Our operating culture is focused on our residents and providing them with a high level of service in a clean, safe, and respectful living environment. We regularly monitor and evaluate our performance by providing customers with opportunities to grade our every interaction to ensure that we are customer-focused. In 2023, we received 40,000 customer grades averaging 4.28 rating on a five-point scale, considered world-class with reference to the Kingsley Index. We use this customer feedback as a daily management tool. We also publish these customer evaluations online as important and credible information for prospective customers. We have automated certain aspects of our on-site operations to enable current and future residents to interact with us using methods that are efficient and effective for them, such as using artificial intelligence to handle common customer inquiries and the execution of new and renewal leases. In addition, we emphasize the quality of our on-site teammates through recruiting, training, and retention programs, which, with continuous and real-time customer feedback, contributes to improved customer service. During 2023, AIR was honored externally for our customer satisfaction as a “Kingsley Excellence Elite Five” for the second year in a row, ranking first among public multi-family companies and second among all multi-family companies. We believe that greater customer satisfaction leads to higher resident retention and increased occupancy rates, which in turn leads to increased revenue and reduced costs.
•Resident Selection and Retention. In our apartment communities, we believe that one’s neighbors are a meaningful part of the customer experience, together with the location of the community and the physical quality of the apartment homes, enhanced by excellent amenities. Part of our property operations strategy is to focus on attracting, selecting, and retaining stable, high character residents, and actively cultivating a sense of community so that our residents are more likely to live with us longer. Among many inputs that go into resident selection which are applied to both new and renewal leases, creditworthiness and behavior in accordance with our apartment community standards, which we document in our “Good Neighbor Commitment," are two factors among many, but of particular importance in the promotion of stable communities. We use artificial intelligence to target identified market segments predisposed to be stable residents with longer than average tenure, as well as higher FICO scores and so higher likelihood of meeting rental obligations. Our focus on resident selection and retention has contributed to an increase of apartment home retention, from 61.3% in 2022 to 62.3% in 2023.
•Revenue Management and Ancillary Services. We have a centralized revenue management approach that leverages people, processes, and technology to work in partnership with our local property management teams to develop rental rate pricing. Through this active coordination, we price every unit, every day based on a pipeline of prospective residents, balancing supply and demand by market. Our pricing is based on AIR's internal information together with publicly available market data. We seek to increase free cash flow by optimizing the balance between rental and occupancy rates, as well as taking into consideration costs such as preparing an apartment home for a new resident. We are focused on careful measurements of on-site operations, as we believe that timely and accurate collection of apartment community performance and resident profile data allows us to maximize free cash flow through better property management and leasing decisions. We seek to maximize profit by performing timely data analysis of new and renewal pricing for each apartment home, thereby enabling us to adjust rents quickly in response to changes in supply and demand and minimize vacancy time. We also generate incremental revenue by providing or facilitating services to our residents, including, at certain apartment communities, telecommunications services, parking options, package lockers, and storage space rental.
•Controlling Expenses. Innovation is the foundation of our cost control efforts. Innovative activities we have undertaken include: moving administrative tasks to our shared service center, which reduces costs and allows site teams to focus on sales and service; taking advantage of economies of scale at the corporate level through electronic procurement, which reduces complexity and increases purchasing volume discounts; focusing on life cycle costs by investing in more durable, longer-lived materials, which reduce turn times and costs; and leveraging technology through such items as our service technology platform, which allows for efficient work order completion and the use of robotics, smart home technology installed in all homes, which lowers turn, utility, and insurance costs while boosting revenue, intuitive website design, and convenient package lockers, which meet today’s customer preference for self-service. Additionally, our efforts to maximize resident retention through our resident

Table of Content
selection process described above has resulted in reduced turn costs. These and other innovations contributed to a growth rate in controllable operating expense, which we define as property expenses less taxes, insurance, and utility expenses, compounding for the past 14 years at an annual rate of negative 0.1%.
•Improving and Maintaining High Quality Apartment Communities. We believe that the physical condition and amenities of our apartment communities are important factors in our ability to maintain and increase rental rates. Onsite we perform in-depth and regular review of physical property conditions, while our offsite team maintains a disciplined underwriting approach to identify the need for capital enhancement activity, as defined below. We invest in the maintenance and improvement of our communities primarily through: Capital Replacements, which are expenditures that are necessary to help preserve the value of and maintain building infrastructure at the communities; Capital Enhancements, investment activity where we expect sustained incremental NOI generating returns that average greater than a 10% IRR and which may include kitchen and bath remodeling, energy conservation projects, and investments in more durable, longer-lived materials designed to position assets for higher rental levels in their respective market; and, Initial Capital Expenditures, incremental investment contemplated in underwriting the purchase of a property. During 2023, AIR's proportionate share of investment was $1,540 per apartment home in Capital Replacements and $3,278 per apartment home in Capital Enhancements ($71.0 million in 3,100 apartment homes). AIR's proportionate share of investment in Initial Capital Expenditures totaled $46.0 million, which were planned as part of our initial investment in communities recently acquired.
Portfolio Management
We expect to improve the quality of our portfolio by allocating investment capital to enhance rent growth and increase long-term capital values through (i) "paired trades," emphasizing allocations to properties with prospects for attractive submarket growth, as well as accretion to land value and (ii) routine investments in property upgrades (such as upgrading kitchens, bathrooms, and other interior design aspects). We plan to maintain a dynamic capital allocation and market selection process through the reallocation of our investment, over time. Through this allocation, AIR aims to optimize expected future free cash flow growth rates and returns by appropriately pricing, managing regulatory risk, and anticipating trends in job growth, net migration, and customer quality. We target geographic diversification in our portfolio to reduce the volatility of our rental revenue by avoiding undue concentration in any particular market.

Our portfolio of apartment communities is diversified across primarily “A” and “B” price points, averaging “A-” in quality, and also across top markets including eight important geographic concentrations in the United States.

As part of our portfolio strategy, we seek to sell communities with lower expected unlevered IRRs and reinvest the proceeds from such sales in accretive uses such as property acquisitions where the expected unlevered IRRs provide a spread of 200-basis points or higher than the cost of capital to fund, Capital Enhancements (where we expect sustained incremental NOI as a result of the investment providing investment returns averaging greater than a 10% IRR), and share repurchases. When the cost of capital is favorable, we will look to grow through the acquisition of stabilized apartment communities that we believe we can operate more efficiently than their previous owners through application of the AIR Edge. Through this disciplined approach to capital allocation, we expect to increase the quality and expected growth rate of our portfolio.
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

We target a Net Leverage to Adjusted EBITDAre ratio of ~6.0x, which equates to approximately 33% on a loan-to-value basis, a low level for the AIR business model with no exposure to construction, second mortgage lending, or short-term rentals. We anticipate the Net Leverage to Adjusted EBITDAre ratio will vary based on the timing of transactions. As

Table of Content
of December 31, 2023, Net Leverage to Adjusted EBITDAre was 6.1x, slightly elevated by 0.1x of a turn due to opportunistic fourth quarter share repurchases.

Under our credit agreement and unsecured notes payable, we have agreed to maintain a fixed charge coverage ratio of no less than 1.50 to 1.00. As of December 31, 2023, our fixed charge coverage ratio was 3.20.

Please refer to the Leverage Ratios subsection to the Non-GAAP Measures section in Item 7 for additional information regarding our leverage ratios.

We use our revolving credit facility for working capital, other short-term purposes, and to secure letters of credit. As of December 31, 2023, our share of cash and restricted cash, excluding amounts related to resident security deposits, was $105.4 million. Additionally, we had the capacity to borrow up to $1.8 billion under our revolving credit facility, after consideration of letters of credit, and committed property level financing through our secured credit facility with Fannie Mae thereby having total liquidity of just under $2 billion.

We manage our financial flexibility by maintaining an investment grade rating from S&P and Moody’s, and holding communities that are unencumbered by property debt. As of December 31, 2023, we held unencumbered apartment communities with an estimated fair market value of approximately $4.9 billion. AIR’s two investment grade ratings provide the company access to all debt capital market sources.

Please refer to the Executive Overview and Liquidity and Capital Resources sections in Item 7 for additional information regarding our balance sheet and liquidity.
Competition
In attracting and retaining residents to occupy our apartment communities, we compete with numerous other housing providers. Our apartment communities compete directly with other rental apartments, as well as condominiums and single-family homes that are available for rent or purchase in the markets in which our apartment communities are located. Principal factors of competition include rent or price charged, attractiveness of the location and apartment community, and the quality and breadth of services. The number of competitive apartment communities relative to demand in a particular area has a material effect on our ability to lease apartment homes at our apartment communities and on the rents we charge. In certain markets, there exists a high supply of newly-constructed apartment homes, single-family homes, and condominiums relative to consumer demand, which affects the pricing and occupancy of our rental apartments.
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

Table of Content
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
Regulation
General
Apartment communities and their owners are subject to various laws, ordinances, and regulations, including those related to real estate broker licensing and regulations relating to recreational facilities such as swimming pools, activity centers, and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on communities or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction, and safety requirements, may result in significant unanticipated expenditures, which would adversely affect our net income and cash flows from operating activities. In addition, existing rent control laws, as well as future enactment of rent control or rent stabilization laws, “just cause” evictions, or other laws regulating multi-family housing (such as resident screening requirements or limitations on fees) may reduce rental revenue, increase operating and compliance costs, require modification of resident screening requirements, or affect the stability of our communities.
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
Insurance
Our primary lines of insurance coverage are property, general liability, workers’ compensation, business interruption and cybersecurity. We believe that our insurance coverages adequately insure our apartment communities against the risk of loss attributable to fire, earthquake, hurricane, tornado, flood, terrorism, and other perils, and adequately insure us against other risk. Our coverage includes deductibles, retentions, and limits that are customary in the industry. We have established loss prevention, loss mitigation, claims handling, and litigation management procedures to manage our exposure.
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
Our team is also focused on making a difference in our local communities through our philanthropic endeavor, AIR Gives. For over 15 years, we have provided the flexibility for teammates to support a nonprofit or initiative that is important to them. Teammates have 15 hours of paid leave to volunteer with a nonprofit. Every hour volunteered also provides the teammate with charitable dollars to direct to a nonprofit of choice. Also, through AIR Gives, we award college scholarships to children of teammates. AIR Gives has supported over 675 students of our teammates with more than $1.4 million in scholarships since 2006. We raised $0.5 million from the AIR Gives Charity Golf Tournament in 2023 to benefit the Tragedy Assistance Program for Survivors, Project Sanctuary, and scholarships for students in affordable housing in

Table of Content
partnership with the National Leased Housing Association. We also provide financial assistance to AIR teammates experiencing a financial emergency or other crisis.
During the year, AIR met directly with holders of more than approximately 80% of its outstanding common shares. Through a series of lunches, dinners, video meetings, conferences, property tours, in-person meetings, and calls, various Board members and Management discussed a variety of topics, such as governance, investment strategy, operations, and corporate responsibility, including CEO succession planning and Environmental, Social, and Governance (“ESG”).
Our commitment to strong corporate governance was further demonstrated in 2023, where AIR shareholders approved the Board's recommendation to amend AIR’s charter to reduce to a simple majority vote the threshold to amend our bylaws. Our commitment extends not just to maintaining open lines of communication with shareholders, but also to improving as best practices in governance evolve. This direct shareholder engagement yielded positive results with the outcome of our annual meeting as shareholders overwhelmingly supported our directors, as well as “say on pay” for which AIR had the highest support among peers.
We are committed to transparency, and continuous improvement, as measured by Global Real Estate Sustainability Benchmark (“GRESB”). AIR received a score of 82 out of 100 in 2023, including a 100% score for leadership and reporting, a 12.5% improvement in environmental performance, a perfect social score and a near perfect governance score. AIR now has a four out of five-star GRESB rating for overall management and performance. AIR was given an “A” in GRESB Public Disclosure, ranking 2nd among peers. AIR earned a Best ESG Program award from Multi-Housing News ("MHN"). The award celebrates AIR’s commitment to being an outstanding corporate citizen and its best-in-class program to achieve environmental, social, and governance goals. We also published our 2022-2023 Corporate Responsibility Report highlighting our commitment to community and published data consistent with the Taskforce on Climate-Related Financial Disclosures ("TCFD") and the Sustainability Accounting and Standards Board ("SASB"). AIR also certified 75% of its properties as sustainable, toward our goal of 95% by 2025.
Based on UN Sustainable Development Goals, we have set targets for energy, water, and greenhouse gas reductions. We published our goals and targets consistent with the UN Sustainability Goals, with an additional commitment to transparent, data-driven disclosures consistent with the SASB, which guides the disclosure of financially material sustainability information by companies to their investors. The standards identify the subset of environmental, social, and governance issues most relevant to financial performance in each industry.
Human Capital
Team and Culture
Our team and culture are keys to our success. We have a relentless focus on productivity and innovation. We continuously seek to reduce costs through the use of additional automation and continued technological investment, and by avoiding costs, for example by retention of residents. We apply this same focus to our general and administrative expenses, expecting these costs to be lower than our peers.
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

Table of Content
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
Our teammates are passionate about what we do, both inside and outside of work. We believe in doing whatever it takes to make our residents feel at home. We look at career growth as a jungle gym as well as a ladder, with opportunities to learn and grow in a variety of ways. Approximately 71% of all open manager level positions were filled internally in 2023, and approximately half of all open positions were filled internally. We provide both formal and informal training and coaching for teammates at every level of the organization. In 2023, 22% of AIR teammates voluntarily took part in AIR’s leadership training.
As of December 31, 2023, we had approximately 760 teammates, of whom approximately 610 were at the apartment community level performing on-site functions or at our shared service center performing tasks that have been centralized there, with the balance managing corporate and area functions, including investment and debt transactions, legal, finance and accounting, information systems, human resources, and other support functions. As of December 31, 2023, unions represented approximately 27 of our teammates down from 2022 due to our exit from the New York market. We have never experienced a work stoppage and we believe we maintain satisfactory relations with our teammates.
We evaluate team engagement, retention, and efficiency and include those in our goals on which all teammates are compensated. Every teammate is surveyed annually via a third-party, confidential survey. The teammate engagement score consists of the average of the responses to the questions that comprise the engagement index, on a scale of 1 to 5, for all teammates who complete the survey. AIR’s overall teammate engagement score from the 2023 Annual Lifecycle Surveys was 4.41, compared to the target of 4.35 with record high participation of 79.2%. With respect to our on-site goal, our primary objective is to maintain a highly engaged, stable workforce at our communities, enhanced by innovations in efficiency, all of which further our strategic objective of maximizing NOI margins. Our on-site teammate engagement score was 4.48, as compared to 4.47 in 2022. On-site voluntary turnover was 13.5%, down from 16.8% in 2022, and on-site overall turnover was 19.7%, down from 22.7% in 2022.
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
Our ability to make payments to our investors depends on our ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Our net operating income and liquidity may be adversely affected by events or conditions beyond our control, including:
•the general economic climate, including the impact of international hostilities and unrest;
•an inflationary environment in which the costs to operate and maintain our communities increase at a rate greater than our ability to increase rents, which we can only do upon renewal of existing leases or at the inception of new leases;
•competition from other apartment communities and other housing options;

Table of Content
•local conditions, such as loss of jobs, unemployment rates, recession, or an increase in the supply of apartments, which might adversely affect apartment occupancy or rental rates;
•changes in governmental regulations and the related cost of compliance;
•changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and
•changes in interest rates and the availability of financing.
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
The Company may experience various increased costs, including increased property taxes.
Real property taxes on our properties may increase as our properties are reassessed by tax assessors or as property tax rates change. A California law commonly referred to as Proposition 13 (“Prop 13”) limits annual real estate tax assessment increases on California properties to 2% of assessed value while guaranteeing a base tax rate of 1%. However, under Prop 13, property tax reassessment at market value occurs as a result of a "change in ownership" of a property. Property tax assessors may not immediately recognize a "change in ownership" following a market transaction that has occurred leaving property owners unaware of the impact of a potential reassessment for a considerable amount of time following a particular transaction. Therefore, the property taxes we are required to pay could increase substantially from the prior or current years, including on a retroactive basis. Additionally, the base tax rate of 1% for all taxing authorities guaranteed under Prop 13 does not include additional property tax levies for approved voter indebtedness or non-ad valorem tax increases. Various initiatives to repeal or amend Prop 13, to eliminate its application to commercial and residential property, to increase the permitted annual real estate tax increases, and/or to introduce split tax roll legislation could increase the assessed value and/or tax rates applicable to commercial property in California. Further, changes in U.S. federal tax law could cause state and local governments to alter their taxation of real property.
Rent control laws and other regulations that limit our ability to select residents, increase rental rates or limit our ability to evict residents to limited circumstances may negatively impact our rental income and profitability.
State and local governmental agencies continue to introduce and enact rent control laws or other regulations that limit our ability to select residents, increase rental rates, or limit our ability to evict residents (known as “just cause” evictions), which may affect our rental income. Especially in times of recession and economic slowdown, rent control

Table of Content
initiatives can acquire significant political support. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected. In addition, resident selection is a key component of our operating model – selecting for residents who pay rent and rent increases, stay with us longer, and make good neighbors. Certain jurisdictions limit our ability to consider the rental history, credit history, eviction history, and criminal backgrounds of potential residents.We intend to comply with resident screening laws that apply to our communities, and our failure to comply could harm our business or our reputation.
Although we are insured for certain risks, the cost of insurance, increased claims activity, or losses resulting from casualty events may affect our financial condition and results of operations.
The availability and cost of insurance are determined by the quality of our properties and their maintenance and our operating procedures, as well as by market conditions outside our control. Current market conditions are challenging with respect to capacity and price. No assurance can be made that we will be able to obtain and maintain insurance at the same levels and on the same terms as we do today. If we are not able to obtain or maintain insurance in amounts we consider appropriate for our business, or if the cost of obtaining such insurance increases materially, we may prefer to retain a larger portion of the potential loss associated with our exposures to risks. We are insured for a portion of our consolidated apartment communities’ exposure to casualty losses resulting from fire, earthquake, hurricane, tornado, flood, and other perils, which insurance is subject to deductibles and self-insurance retention that exceed expected losses. We recognize casualty losses or gains based on the net book value of the affected apartment community and the amount of any related insurance proceeds. In many instances, the actual cost to repair or replace the apartment community may exceed its net book value and any insurance proceeds. We recognize the uninsured portion of losses as casualty losses in the periods in which they are incurred. In addition, we are self-insured for a portion of our exposure to third-party claims related to our teammate health insurance plans, workers’ compensation coverage, and general liability exposure. With respect to our exposure to claims of third parties, we establish reserves at levels that reflect our known and estimated losses. The ultimate cost of losses and the impact of unforeseen events may vary materially from recorded reserves, and variances may adversely affect our operating results and financial condition. We purchase insurance to reduce our exposure to losses and limit our financial losses on large individual risks.
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

Table of Content
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

Table of Content
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
We depend on our senior management.
Our success and our ability to implement and manage anticipated future growth depend, in large part, upon the efforts of our senior management team, who have extensive market knowledge and relationships, and exercise substantial influence over our operational, financing, acquisition, and disposition activity. Members of our senior management team have national or regional industry reputations that attract business and investment opportunities and assist us in negotiations with lenders, existing and potential residents, and other industry participants. The loss of services of one or more members of our senior management team, or our inability to attract and retain similarly qualified personnel, could adversely affect our business, diminish our investment opportunities, and weaken our relationships with lenders, business partners, existing and prospective residents, and industry participants, which could adversely affect our financial condition, results of operations, cash flow, per share trading price of AIR Common Stock, and ability to make distributions to our stockholders.
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
Adverse economic and geopolitical conditions, local, regional, national, or international health crises and dislocations in the credit markets could negatively impact our residents and our operations.
Factors that could negatively impact our operations or those of entities in which we hold a partial interest during a pandemic or another health crisis, adverse economic or geopolitical event, or dislocation in the credit market include:
•our ability to collect rents and late fees on a timely basis or at all, without reductions or other concessions;
•our ability to evict residents for non-payment and for other reasons;
•our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;
•fluctuations in regional and local economies, local real estate conditions, and rental rates;
•our ability to control incremental costs associated with such factors;
•our ability to dispose of communities at all or on terms favorable to us; and
•potential litigation.
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

Table of Content
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
As of December 31, 2023, we had approximately $115.0 million of variable-rate indebtedness outstanding, net of in place floating to fixed rate swaps. After consideration of these swaps, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest expense by $1.2 million on an annual basis. Subsequent to the year ended December 31, 2023, we entered into interest rate swaps economically hedging $200 million of our revolving credit facility at 4.9%.
As of December 31, 2023, we had $117.5 million in cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate indebtedness discussed above.
Our debt financing could result in foreclosure resulting in a loss of income and value, prevent us from making distributions on our equity, or otherwise adversely affect our liquidity.
We have a revolving credit facility, secured credit facility, and three tranches of term loans, maturing at various times over the next few years, each of which may be secured by assets of, or guaranteed by, certain subsidiaries of AIR, including the AIR Operating Partnership. Over time, we may become party to one or more additional financing arrangements, including credit facilities or other bank debt, and bonds.
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

Table of Content
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

Table of Content
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

Table of Content
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

Table of Content
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
If anyone acquires shares in excess of the ownership limits or in violation of the ownership requirements of the Code for REITs or the transfer restrictions in AIR’s charter:
•the transfer will be considered null and void;
•we will not reflect the transaction on AIR’s books;
•we may institute legal action to enjoin the transaction;
•we may demand repayment of any dividends received by the affected person on those shares;
•we may redeem the shares;
•the affected person will not have any voting rights for those shares; and
•the shares (and all voting and dividend rights of the shares) will be held in trust for the benefit of one or more charitable organizations designated by AIR.
AIR may purchase the shares of capital stock held in trust at a price equal to the lesser of the price paid by the transferee of the shares or the then current market price. If the trust transfers any of the shares of capital stock, the affected person will receive the lesser of the price paid for the shares or the then current market price. An individual who acquires shares of capital stock that violate the above rules bears the risk that the individual:
•may lose control over the power to dispose of such shares;
•may not recognize profit from the sale of such shares if the market price of the shares increases;
•may be required to recognize a loss from the sale of such shares if the market price decreases; and
•may be required to repay to us any dividends received from us as a result of his or her ownership of the shares.
AIR’s charter may limit the ability of a third-party to acquire control of AIR.
The 8.7% and other ownership limits discussed above may have the effect of delaying or precluding acquisition by a third-party of control of AIR without the consent of AIR’s Board of Directors. AIR’s charter authorizes its Board of

Table of Content
Directors to issue up to 1,022,175,000 shares of capital stock, consisting of 1,021,175,000 shares of Common Stock and 1,000,000 shares of Preferred Stock. As of December 31, 2023, 144,925,604 shares of Common Stock and 20 shares of Preferred Stock were outstanding. Under AIR’s charter, its Board of Directors has the authority to classify and reclassify any of AIR’s unissued shares of capital stock into shares of capital stock by setting or changing in any one or more respects the preferences, conversion or other rights, voting power restrictions, limitations as to dividends, qualifications, or terms or conditions of redemptions as the AIR Board of Directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of AIR, where there is a difference of opinion between the AIR Board of Directors and others as to what is in AIR’s stockholders’ best interests.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

Table of Content
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
AIR takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations that are designed to address cybersecurity threats and incidents. AIR regularly assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities, and tests those systems according to its cybersecurity policies, standards, processes, and practices, which are integrated into its overall approach to enterprise risk management. To protect its information systems from cybersecurity threats, AIR uses various security tools that help it identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. AIR’s cybersecurity program is designed to align with the National Institute of Technology Standards Cybersecurity Framework 1.1, which provides a structured approach for assessing, identifying, and managing material risks from cybersecurity threats.
AIR’s technology team, under the leadership of AIR’s Senior Vice President of Technology, who has over 30 years of technology management experience, defines an annual work plan designed to maintain strong cybersecurity maturity, set improvement objectives of key controls and systems, including feedback from third-party assessments, and identify and implement on-going investments to replace or upgrade systems or technologies and proactively maintain strong security. As part of our annual planning, management conducts regular tabletop testing of our incident response plan to increase awareness, establish key decision-making criteria, ensure effective communication among key stakeholders, and comply with AIR’s disclosure obligations. AIR also partners with third-party experts to assess the effectiveness of our cybersecurity prevention and response systems and processes (e.g., periodic penetration testing and assessments of IT general controls). AIR also engages vendors to enhance cybersecurity safeguards and improve incident response and updates or replaces systems and applications as appropriate to improve data processing and storage management and enhance security. To further protect AIR's information systems, we structure and monitor our relationships with third-party service providers and periodically conduct due diligence on their cybersecurity architecture and process design.
To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected AIR and we believe are not reasonably likely to have a material adverse effect on AIR, including its business strategy, results of operations, or financial condition. For additional information on cybersecurity risks and potential related impacts on AIR, refer to “Our business and operations would suffer in the event of significant disruptions or cyberattacks of our information technology systems or our failure to comply with laws, rules and regulations related to privacy and data protection.” in Part I, Item 1A. Risk Factors.
Governance
Our Board of Directors oversees AIR’s risk management process, including cybersecurity risks. The Audit Committee oversees AIR’s enterprise risk assessment. The Audit Committee meetings include discussions of specific risk areas, including, among others, those relating to cybersecurity. AIR’s Senior Vice President of Technology reports, typically on a quarterly basis, to the Audit Committee on AIR’s cybersecurity profile risk assessment and technology environment and the broader technology landscape. The Audit Committee also independently engages consultants to conduct cybersecurity assessments and, preparedness analyses, and to provide the Board with ongoing training concerning cybersecurity risk governance.
AIR’s Senior Vice President of Technology, in coordination with other members of AIR’s management, is responsible for leading the assessment and management of cybersecurity threats. AIR has implemented a governance program for its cybersecurity efforts. This includes regularly updating privacy notices, terms of use, and lease documents, as well as identifying responsible teammates to facilitate the implementation of cybersecurity priorities. These teammates report regularly to senior management and to the Board on risk identification, safeguards, and mitigation steps. AIR has developed and implemented policies to identify and mitigate cybersecurity risks and provides training to teammates at onboarding and annually thereafter. Updates are communicated to all teammates, and actionable guidance is provided when new risks arise.

Table of Content
ITEM 2. PROPERTIES
Additional information about our consolidated real estate, including property debt, is contained in “Schedule III – Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K.
Our portfolio is diversified by both geography and price point, with a mix of urban and suburban submarkets, and consists of market rate apartment communities in which we own a substantial interest. Our portfolio includes garden style, mid-rise, and high-rise apartment communities located in 10 states and the District of Columbia. Our portfolio strategy seeks predictable rent growth from a portfolio of apartment communities diversified among some of the largest markets in the United States. The following table sets forth information on the apartment communities in our portfolio as of December 31, 2023:

	Number of Apartment Communities	Number of Apartment Homes	Average Economic Ownership
Bay Area	8	2,077	73%
Boston	6	1,284	100%
Denver	8	2,280	87%
Los Angeles	9	3,815	78%
Miami	10	3,970	96%
Philadelphia	9	2,748	75%
San Diego	6	2,367	81%
Washington, D.C.	12	6,477	70%
Other markets	7	1,608	100%
Total portfolio (1)	75	26,626	81%
(1)Total portfolio represents the number of apartment communities in which we owned an equity interest.
As of December 31, 2023, on a consolidated basis, our apartment communities contained, on average, 355 apartment homes, with the largest community containing 2,113 apartment homes. These apartment communities offer residents a range of amenities, including resort pools with cabanas, grills, clubhouses, spas, fitness centers, package lockers, dog parks, and large open spaces. Many of the apartment homes offer features such as granite countertops, wood flooring, stainless steel appliances, fireplaces, spacious closets, washer and dryer connections, balconies, and patios.
As of December 31, 2023, on a consolidated basis, apartment communities in our portfolio were encumbered by, in aggregate, $2.2 billion of property debt with a weighted-average interest rate of 3.6% and a weighted-average maturity of 7.7 years. The apartment communities collateralizing this non-recourse property debt have an estimated aggregate fair value of $4.8 billion.
AIR’s proportionate share of property debt as of December 31, 2023 is $2.3 billion, with a weighted-average interest rate of 4.0% and a weighted-average maturity of 7.5 years. The apartment communities collateralizing this non-recourse property debt, on the same ownership adjusted basis, have an estimated aggregate fair value of $4.0 billion.
As of December 31, 2023, we held, on an ownership adjusted basis, unencumbered apartment communities with an estimated fair value of approximately $4.9 billion.
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

Table of Content
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
AIR
AIR’s Common Stock is listed and traded on the NYSE under the symbol “AIRC.”
On February 12, 2024, there were 144,917,372 shares of Common Stock outstanding, held by 812 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.
Unregistered Sales of Equity Securities
From time to time, we may issue shares of Common Stock in exchange for OP Units, defined under The AIR Operating Partnership heading below. Such shares are issued based on an exchange ratio of one share for each common OP Unit. Please refer to Note 9 to the consolidated financial statements in Item 8 for further discussion of such exchanges. We may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended December 31, 2023, we issued no shares of Common Stock in exchange for OP Units. We did not issue any shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships.
Repurchases of Equity Securities
The following table summarizes AIR’s share repurchases, all of which were part of publicly announced programs:

Fiscal period	Total Number of Shares Repurchased	Average Price Paid per Unit	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Repurchased Under Plans or Programs (in thousands) (1)
October 1 – October 31, 2023	—	$—	—	$—
November 1 – November 30, 2023	—	$—	—	$—
December 1 – December 31, 2023	2,069,800	$34.39	2,069,800	$34,333
Total	2,069,800	$34.39	2,069,800
(1)    AIR’s Board of Directors has authorized a share repurchase program of its outstanding capital stock for $500 million. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions. As of December 31, 2023, there was $34.3 million remaining available for future share repurchased under this authorization. Subsequent to the year ended December 31, 2023, AIR's Board of Directors authorized an additional $500 million of share repurchases, which replaced the remaining $34.3 million balance under the previous share repurchase authorization.
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
On February 12, 2024, there were 158,396,561 common partnership units and equivalents outstanding (144,917,372 of which were held by AIR) that were held by 1,863 unitholders of record.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2023, the AIR Operating Partnership did not issue nor repurchase any unregistered OP Units.

Table of Content
Repurchases of Equity Securities
The AIR Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than AIR have the right to redeem their common OP Units for cash or, at our election, shares of AIR Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended December 31, 2023, no OP Units were redeemed in exchange for shares of our Common Stock.
The following table summarizes the AIR Operating Partnership’s repurchases or redemptions of common OP Units in exchange for cash:

Fiscal period	Total Number of Units Repurchased	Average Price Paid per Unit	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (1)
October 1 – October 31, 2023	7,766	$31.23	N/A	N/A
November 1 – November 30, 2023	8,549	$30.10	N/A	N/A
December 1 – December 31, 2023	13,393	$32.11	N/A	N/A
Total	29,708	$31.30
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
The Board of Directors of the AIR Operating Partnership’s general partner determines and declares distributions on OP Units. AIR, through wholly-owned subsidiaries, is the general and special limited partner of the AIR Operating Partnership. As of December 31, 2023, AIR owned approximately 91.1% of the legal interest and 93.6% of the economic interest in the common OP Units of the AIR Operating Partnership. The legal ownership percentage is based on outstanding common stock and common OP Units, including unvested restricted stock and unvested LTIP units. The economic ownership percentage includes any unvested restricted stock and unvested LTIP units to the extent they are considered participating securities, as defined by GAAP.
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

Table of Content
Performance Graph
The following graph compares cumulative total returns for AIR’s Common Stock, the MSCI US REIT Index, the NAREIT Equity Apartments Index, and the Standard & Poor’s 400 Total Return Index (“S&P MidCap 400 Index”). The MSCI US REIT Index is published by MSCI, and the NAREIT Equity Apartments Index is published by FTSE Russell. The MSCI US REIT Index reflects total stockholder return for a broad range of equity REITs, while the NAREIT Equity Apartments Index provides a more direct multi-family peer comparison of total stockholder return. The indices are weighted for all companies that fit the definitional criteria of the particular index. All companies that fit the definitional criteria and existed at the point in time presented are included in the index calculations. The graph assumes the investment of $100 and reinvestment of all dividends paid in AIR’s Common Stock and in each index on September 14, 2020, the day prior to AIR's announcement of its Separation from Aimco. On December 15, 2020, the Separation from Aimco was completed and AIR began "regular way" trading. The historical information set forth below is not necessarily indicative of future performance.
Total Return Performance

Apartment Income REIT Corp.
MSCI US REIT Index
NAREIT Equity Apartments Index
S&P MidCap 400 Index
Index Value
200
150
100
50
09/14/20
12/31/20
12/31/21
12/31/22
12/31/23
02/12/24

Index (1)	September 14, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	February 12, 2024
Apartment Income REIT Corp.	100.0	124.9	184.5	120.7	128.7	117.2
MSCI US REIT Index	100.0	108.2	177.0	120.5	127.5	120.4
NAREIT Equity Apartments Index	100.0	107.2	153.4	115.8	131.7	127.1
S&P MidCap 400 Index	100.0	122.5	152.8	132.9	154.7	157.8
(1)Source: S&P Global Market Intelligence © 2024
The Performance Graph will not be deemed to be incorporated by reference into any filing by AIR under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that AIR specifically incorporates the same by reference.
ITEM 6. RESERVED

Table of Content

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
We created AIR to be the most efficient and effective way to invest in U.S. multi-family real estate, due to our simple business model, diversified portfolio of stabilized apartment communities, and low leverage. The Board of Directors has set the following strategic objectives:
•Pursue a simple, efficient, and predictable business model with a low-risk premium.
•Maintain a high quality and diversified portfolio of stabilized multi-family properties.
•Continuously improve our best-in-class property operations platform, the “AIR Edge,” to generate above-market organic growth.
•Maintain an efficient cost structure.
•Maintain a flexible, low levered balance sheet with access to multiple sources of debt capital.
•Enhance portfolio quality through a disciplined approach to capital allocation, targeting accretive opportunities on a leverage neutral basis.
•Form private capital partnerships as a source of equity capital for accretive growth.
•Continue our commitment to corporate responsibility with transparent and measurable goals.
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point. As of December 31, 2023, our portfolio included 75 apartment communities with 26,626 apartment homes in which we held an average ownership of approximately 81%.
Our business is organized around four areas of strategic focus: operational excellence; portfolio management; balance sheet; and team and culture. The results from the execution of our strategy are further described in the sections that follow.
Operational Excellence
Same Store highlights for the year ended December 31, 2023 include:
•Full year Same Store Revenue, NOI, and FCF up 7.9%, 9.3%, and 9.5%, respectively
◦Transacted blended lease rate growth up 5.6%
◦Resident retention up 100 bps in the year to 62.3%
◦Controllable expenses up only 20 bps
◦Full year Same Store NOI and FCF margins of 74.5% and 68.4%, up to all-time highs
•Run-Rate FFO and AFFO per share increased 7.8% and 7.7%, respectively, for the full year
◦Recurring operations have generated Run-Rate FFO and AFFO per share Compound Annual Growth Rate ("CAGR") of 9.5% and 10.7%, respectively, since 2021
•Pro forma FFO of $2.41 per share, meeting the mid-point of 2023 guidance
•2.1 million shares ($71 million) repurchased in the fourth quarter at an average $34.39 per share
◦13.4 million outstanding shares and OP units (8% of total) repurchased since year-end 2021
Acquisition Portfolio: Operating Update
AIR’s acquisitions are expected to experience a rate of NOI and FCF growth during the initial years of AIR ownership that is higher than the rate in the Same Store Portfolio as operational improvements are realized and physical upgrades are completed.

Table of Content

			Fourth Quarter Year-Over-Year Variance
Year	Properties	% of GAV (3)	Rev	Exp	NOI
Same Store excluding Class of 2021	58	75.2%	6.3%	1.0%	7.9%
Class of 2021 (1)	5	6.8%	5.7%	(5.7%)	10.7%
Class of 2022 (2)	4	5.9%	7.0%	6.0%	7.4%
Other Real Estate (2)	4	5.4%	5.7%	(16.0%)	15.1%
Class of 2023	4	5.8%
Class of 2024	1	0.9%
Total Portfolio	76	100.0%
(1)    Class of 2021 acquisitions are included in, and contributed 20-basis points to, reported Same Store NOI growth metrics.
(2)    Class of 2022 expenses increased in the quarter primarily as a result of a tax revaluation in Florida, offset by continued improvement in controllable expenses across the Class. Favorable expenses in Other Real Estate reflect AIR’s optimization of controllable expenses. Both portfolios continue to perform in line with expectations.
(3)     Gross Asset Value ("GAV") is based on third party estimates.
Portfolio & Financial Highlights

	FY 2023	FY 2022	Variance	Variance (%)
Portfolio Metrics
New Residents
Average household income ($)	$237,000	$238,000	($1,000)	flat
Median household income ($)	$170,000	$163,000	$7,000	4%
Rent-to-income %	19.0%	18.9%	0.1%	flat
Average FICO	723	727	(4)	(0.6%)
Existing Residents
Customer Satisfaction (CSAT) (1)	4.28	4.23	0.05	1%
TTM Retention (%) (2)	62.3%	61.3%	1.0%	2%
# Properties	75	74	1	1%
# Apartment homes	21,674	22,200	(526)	(2%)
Average monthly revenue per apartment home ($)	$2,913	$2,648	$265	10%
Gross asset value ($B) (3)	$9.8B	$10.9B	($1.1B)	(10%)
Assets under management ($B) (4)	$11.9B	$12.4B	($0.5B)	(4%)
Balance Sheet
Total shares, units, and dilutive equivalents (in thousands)	154,636	159,164	(4,528)	(3%)
Total leverage ($M)
Recourse debt ($ / %)	$990M / 30%	$1,662M / 50%	($672M)	(40%)
Property debt ($ / %)	$2,299M / 68%	$1,604M / 48%	$695M	43%
Preferred equity ($ / %)	$79M / 2%	$79M / 2%	—	flat
Total leverage ($)	$3,368M	$3,345M	$23M	1%
Net leverage ($)	$3,263M	$3,058M	$205M	7%
Leverage metrics
Net leverage / Adjusted EBITDAre (x) (5)	6.1x	6.05x	0.05x	1%
Mark-to-Market Value ($M)	$201M	$217M	($16M)	(7%)
Weighted Average Interest Rate (%)	4.3%	4.1%	0.2%	5%
Weighted Average Maturity (years)	6.5	6.3	0.2	3%
Unencumbered Properties ($B) (6)	$4.9B	$7.6B	($2.7B)	(36%)
Note: All metrics presented at AIR share, unless noted
(1)     Customer satisfaction (“CSAT”), as graded on a scale from zero to five, represents ratings by our residents as to overall satisfaction with their interaction with AIR and/or AIR teammates in performance of services. We believe this is a useful metric for investors as our financial performance is affected by the satisfaction of our residents. Resident satisfaction is correlated to retention of customers and their willingness to pay higher rents, in turn increasing average daily occupancy, lease growth rates, and revenue growth, and also lowering operating expense.
(2)    Trailing twelve months ("TTM") retention represents the percentage of residents who have renewed in the trailing twelve months. It is calculated by dividing the number of renewed in the trailing twelve months, excluding intra-community transfers, by the daily average number of occupied apartment homes during the trailing twelve months.
(3)     GAV is based on third party estimates.
(4)     The value of assets under management ("AUM") is calculated using the estimated fair market value of properties based on third party estimates.
(5)     Please refer to the section titled Non-GAAP Measures within Item 7 for a reconciliation of the metrics Net Leverage and Adjusted EBITDAre.

Table of Content
(6)     The estimated fair value of unencumbered properties provides the investor with information on the flexibility of the Companies’ balance sheet. We believe this is a useful metric for investors, as it allows the reader to evaluate the Companies’ ability to source additional debt capital in the future.
Transactions
Acquisitions
In 2023, AIR improved its portfolio through the acquisition of three properties with 1,115 apartment homes for approximately $459.2 million, including one property in Miami Beach, Florida, one in Raleigh, North Carolina, and one in Durham, North Carolina. The acquisitions are expected to be accretive to FCF in both 2024 and thereafter.
In January 2024, AIR acquired an apartment community located in Raleigh, North Carolina with 384 apartment homes for $86.5 million; we expect a 5.7% forward NOI cap rate at stabilization in the third quarter of 2024, and a long-term unlevered IRR of >10%.
Joint Ventures
AIR formed two joint ventures in 2023. The first, with a global asset manager (the "Value-Add JV") was formed by contributing the Huntington Gateway property, a 443-unit property located in Virginia in exchange for $9 million in cash and the assumption of $94.1 million in debt by the joint venture. AIR has a 30% ownership in the Value-Add JV but will receive 50% of the net cash flows from operations, and various fees for providing property management, construction, and corporate services to the joint venture.
The second, with a global institutional investor (the "Core JV"), was formed by contributing 10 properties located in Philadelphia, PA, Washington, D.C. area, Denver, CO, Oceanside, CA, and Kendall, FL in exchange for $201.9 million in cash and the assumption of $644.4 million in debt by the joint venture. Subsequent to initial formation, AIR and our joint venture partner increased the investment in the Core JV, together funding the joint venture's acquisition of an 11th property in the third quarter of 2023. The Core JV now consists of 11 properties with 3,549 apartment homes. AIR has a 53% ownership in the joint venture.
Dispositions
During 2023, we sold three properties with 257 apartment homes located in New York for net proceeds of $52.1 million, completing our strategic exit from New York market.
Capital Allocation – Common and OP Unit Share Repurchases
During the year ended December 31, 2023, we repurchased an aggregate of 4.3 million shares of Common Stock at an average price of $34.48 for $149.0 million. Subsequent to year ended December 31, 2023, AIR's Board of Directors authorized an additional $500 million of share repurchases, which replaced the remaining $34.3 million balance under the previous share repurchase authorization.
During the year ended December 31, 2023, we repurchased an aggregate of 0.5 million OP Units at an average price of $35.05 for $18.5 million.
Balance Sheet
We seek to increase financial returns by using leverage with appropriate caution. We limit risk through our balance sheet structure, employing low leverage and primarily long-dated debt. We target a Net Leverage to Adjusted EBITDAre ratio of ~6.0x, which equates to approximately 33% on a loan-to-value basis, a low level for the AIR business model with no exposure to construction, second mortgage lending, or short-term rentals. We anticipate the Net Leverage to Adjusted EBITDAre ratio will vary based on the timing of transactions. We maintain financial flexibility through ample unused and available credit, holding properties with substantial value unencumbered by property debt, maintaining an investment grade rating, and using partners’ capital when it enhances financial returns or reduces investment risk. We seek to minimize refunding and repricing risk.
Components of Leverage
Our leverage includes AIR’s share of long-term, non-recourse property debt encumbering our apartment communities, together with outstanding borrowings under our revolving credit facility, term loans, unsecured notes payable, and preferred equity.

Table of Content
Please see the Liquidity and Capital Resources section for additional information regarding our leverage and the Leverage Ratios subsection of the Non-GAAP Measures section for further information about the calculation of our leverage ratios.
Liquidity
We use our revolving credit facility for working capital, and other short-term purposes, and to secure letters of credit. As of December 31, 2023, our share of cash and restricted cash, excluding amounts related to resident security deposits, was $105.4 million. Additionally, we had the capacity to borrow up to $1.8 billion under our revolving credit facility, after consideration of letters of credit, and committed property level financing through our secured credit facility with Fannie Mae, thereby having total liquidity of just under $2 billion.
We manage our financial flexibility by maintaining an investment grade rating from S&P and Moody’s, and holding communities that are unencumbered by property debt. As of December 31, 2023, we held unencumbered apartment communities with an estimated fair market value of approximately $4.9 billion. AIR’s two investment grade ratings provide the company access to all debt capital market sources.
Dividend and Equity Capital Markets
On January 30, 2024, the AIR Board of Directors declared a quarterly cash dividend of $0.45 per share of Common Stock. This amount is payable on February 27, 2024, to shareholders of record on February 16, 2024.
As planned, AIR’s refreshed tax basis is resulting in a tax-efficient dividend being paid to stockholders. In 2023, approximately 3.5% of our dividend was taxable at capital gain rates, 83.5% was treated as return of capital, and the remaining 13% taxable at ordinary income rates. We believe the tax characteristics of our dividend makes our stock more attractive to taxable investors, such as foreign investors, taxable individuals, and corporations by comparison to peer shares whose dividends are taxed at higher rates. For example, AIR’s dividend characteristics in 2023 compare to a peer average of approximately 20% at capital gains rates and 80% at ordinary income rates, with 0% treated as return of capital. As a result, an investor would retain approximately 95% more of its dividend on an after tax basis through AIR’s common shares as compared to the peer average.
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
Our team is also focused on making a difference in our local communities through our philanthropic endeavor, AIR Gives. For over 15 years, we have provided the flexibility for teammates to support a nonprofit or initiative that is important to them. Teammates have 15 hours of paid leave to volunteer with a nonprofit. Every hour volunteered also provides the teammate with charitable dollars to direct to a nonprofit of choice. Also, through AIR Gives, we award college scholarships to children of teammates. AIR Gives has supported over 675 students of our teammates with more than $1.4 million in scholarships since 2006. We raised $0.5 million from the AIR Gives Charity Golf Tournament in 2023 to benefit the Tragedy Assistance Program for Survivors, Project Sanctuary, and scholarships for students in affordable housing in partnership with the National Leased Housing Association. We also provide financial assistance to AIR teammates experiencing a financial emergency or other crisis.
During the year, AIR met directly with holders of more than approximately 80% of its outstanding common shares. Through a series of lunches, dinners, video meetings, conferences, property tours, in-person meetings, and calls, various Board members and Management discussed a variety of topics, such as governance, investment strategy, operations, and corporate responsibility, including CEO succession planning and Environmental, Social, and Governance (“ESG”).
Our commitment to strong corporate governance was further demonstrated in 2023, where AIR shareholders approved the Board's recommendation to amend AIR’s charter to reduce to a simple majority vote the threshold to amend our bylaws. Our commitment extends not just to maintaining open lines of communication with shareholders, but also to improving as best practices in governance evolve. This direct shareholder engagement yielded positive results with the

Table of Content
outcome of our annual meeting as shareholders overwhelmingly supported our directors, as well as “say on pay” for which AIR had the highest support among peers.
We are committed to transparency, and continuous improvement, as measured by GRESB. AIR received a score of 82 out of 100 in 2023, including a 100% score for leadership and reporting, a 12.5% improvement in environmental performance, a perfect social score and a near perfect governance score. AIR now has a four out of five-star GRESB rating for overall management and performance. AIR was given an “A” in GRESB Public Disclosure, ranking 2nd among peers. AIR earned a Best ESG Program award from MHN. The award celebrates AIR’s commitment to being an outstanding corporate citizen and its best-in-class program to achieve environmental, social, and governance goals. We also published our 2022-2023 Corporate Responsibility Report highlighting our commitment to community and published data consistent with the TCFD and SASB. AIR also certified 75% of its properties as sustainable, toward our goal of 95% by 2025.
Based on UN Sustainable Development Goals, we have set targets for energy, water, and greenhouse gas reductions. We published our goals and targets consistent with the UN Sustainability Goals, with an additional commitment to transparent, data-driven disclosures consistent with the SASB, which guides the disclosure of financially material sustainability information by companies to their investors. The standards identify the subset of environmental, social, and governance issues most relevant to financial performance in each industry.
Team and Culture
Our team and culture are keys to our success. We have a relentless focus on productivity and innovation. We continuously seek to reduce costs through the use of additional automation and continued technological investment, and by avoiding costs, for example by retention of residents. We apply this same focus to our general and administrative expenses, expecting these costs to be lower than our peers.
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
The following discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2023, compared to 2022, should be read in conjunction with the accompanying consolidated financial statements in Item 8. For discussion of the year ended December 31, 2022, compared to 2021, please refer to Item 7

Table of Content
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subheading “Results of Operations for the Year Ended December 31, 2022, Compared to 2021” included in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2022.
Financial Highlights
Net income attributable to AIR common stockholders per common share, on a dilutive basis, decreased $1.54 for the year ended December 31, 2023, compared to 2022, due primarily to:
•Lower gains on dispositions of real estate and
•Lower interest income from the Aimco note receivable and prepayment penalty received in the second and third quarters of 2022, as well as and higher interest expense due to higher interest rates and higher outstanding property debt balances; partially offset by
•Same Store revenue growth of 7.9% which resulted in higher NOI of 9.3%, primarily driven by an increase of 7.0% in residential rents for the year ended December 31, 2023, compared to 2022. Additionally, acquisitions continue to grow at a high rate. For example, the property acquisitions that closed during 2021 (the "Class of 2021") had NOI growth of 20.5% for the year ended December 31, 2023, compared to 2022.
Pro forma FFO per share was $2.41 for the years ended December 31, 2023 and 2022, due primarily to the below factors:
•Same Store revenue growth as noted above,
•Cash gains from derivative instruments, offset partially by
•A decrease in interest income as noted above, and
•An increase in interest expense as noted above.
For the year ended December 31, 2023, Pro forma FFO includes $0.05 per share of non-recurring items including derivative gains that were accelerated through the repayment of certain previously hedged term loans, partially offset by higher than anticipated casualty and legal costs. After consideration of these non-recurring items Run-Rate FFO per share was $2.36 for the year ended December 31, 2023. Please refer to Item 7 Non-GAAP Measures for further discussion regarding Run-Rate FFO.
For the year ended December 31, 2022, Pro forma FFO includes $0.22 per share, respectively, of non-recurring items including the Aimco note and 2022 prepayment. After consideration of these non-recurring items Run-Rate FFO per share was $2.19 for the year ended December 31, 2022.
Run-Rate AFFO per share was $2.09 for year ended December 31, 2023, compared to $1.94 for the year ended December 31, 2022. Our 2023 capital allocation decisions have resulted in paired trades in which we have purchased apartment communities with an anticipated higher rate of NOI growth and lower recurring capital needs, and sold partial interests in apartment communities with lower anticipated rates of NOI growth and higher capital needs. Please refer to Item 7 Non-GAAP Measures for further discussion regarding Run-Rate AFFO.
Results of Operations for the Year Ended December 31, 2023, Compared to 2022
Property Operations
We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR and have reached a stabilized level of operations. Our Other Real Estate segment includes four properties acquired in 2022, four properties previously leased to Aimco, and four properties acquired in 2023.
As of December 31, 2023, our Same Store segment included 63 apartment communities with 22,794 apartment homes and our Other Real Estate segment included 12 apartment communities with 3,832 apartment homes, which we held an average ownership of approximately 81%.

Table of Content
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
Please refer to Note 16 to the consolidated financial statements in Item 8 for further discussion regarding our segments, including a reconciliation of these proportionate amounts to consolidated rental and other property revenues and property operating expenses.

	Year Ended December 31,		Historical Change
(dollars in thousands)	2023	2022	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$600,142	$556,318	$43,824	7.9%
Other Real Estate	119,587	37,783	81,804	nm
Total	719,729	594,101	125,628	21.1%
Property operating expenses, net of utility reimbursements:
Same Store	152,898	147,084	5,814	4.0%
Other Real Estate	37,899	12,399	25,500	nm
Total	190,797	159,483	31,314	19.6%
Proportionate property net operating income:
Same Store	447,244	409,234	38,010	9.3%
Other Real Estate	81,688	25,384	56,304	nm
Total	$528,932	$434,618	$94,314	21.7%
For the year ended December 31, 2023, compared to 2022, our Same Store proportionate property NOI increased by 9.3%. This increase was attributable primarily to a $43.8 million, or 7.9%, increase in rental and other property revenues due to a 7.0% increase in residential rents and a 80 basis point increase in late fees and other, partially offset by a 40 basis point decrease in Average Daily Occupancy ("ADO").
Other Real Estate proportionate property NOI increased by $56.3 million for the year ended December 31, 2023, compared to 2022, due primarily to contribution from four properties acquired in 2023, four properties acquired in the second and third quarter of 2022, and NOI contribution from the four properties acquired on September 1, 2022, due to the cancellation of the respective master leases.
Non-Segment Real Estate Operations
Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, and the results of apartment communities sold or held for sale, which we do not allocate to our segments for purposes of evaluating segment performance.
For the year ended December 31, 2023, compared to 2022, non-segment real estate operations decreased by $29.7 million, due primarily to $25.5 million of lower NOI attributable to sold properties due to decreased disposition activity, with dispositions of 15 additional properties during 2022 compared to 2023.
Other Expenses, Net
Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, ground leases and certain non-recurring items.

Table of Content
For the year ended December 31, 2023, compared to 2022, other expenses, net, increased by $16.8 million, due primarily to higher legal expenses, one-time severance payments, and incremental ground lease expense associated with an acquired property.
Interest Income
For the year ended December 31, 2023, compared to 2022, interest income decreased by $42.0 million, or 83.5%, due primarily to lower interest income on our note receivable from Aimco, inclusive of the prepayment penalty and lower interest income associated with properties leased to Aimco through September 1, 2022, due to the cancellation of the respective master leases.
Interest Expense
For the year ended December 31, 2023, compared to 2022, interest expense increased by $13.2 million, or 11.3%, due primarily to higher rates on our term loans and revolving credit facility, interest expense associated with our senior unsecured notes issued in the second quarter of 2022, and higher outstanding property debt balances; offset partially by the reclassification of gains on derivatives from accumulated other comprehensive income into interest expense, lower balances on our revolving credit facility, and repayment of $325 million of term loans in the third quarter of 2023.
Loss on Extinguishment of Debt
For the year ended December 31, 2023, compared to 2022, loss on extinguishment of debt decreased by $21.6 million, due to higher prepayment penalties incurred from the early payment of property debt in 2022.
Gains on Dispositions and Impairments of Real Estate
During the year ended December 31, 2023, we recognized $677.7 million of gain on dispositions and impairments of real estate, net due primarily to:
•$700.5 million of gain on dispositions of real estate from the contribution of 10 properties in connection with the Core JV;
•$1.0 million of gain in connection with the formation of the Value-Add JV; offset partially by
•A non-cash impairment loss on real estate of $23.6 million due to the evaluation of the expected hold period of three apartment communities included in our Other Real Estate reporting segment, which are now sold.
During the year ended December 31, 2022, we recognized $939.8 million of gain on dispositions of real estate related to the sale of 18 apartment communities, and we did not recognize any real estate impairment losses.
Gain on Derivative Instruments
For the year ended December 31, 2023, we recognized $16.7 million of gains on derivative instruments that are not designated as cash flow hedges primarily related to mark-to-market valuation changes in interest rate swaps and treasury locks during the period. During the year ended December 31, 2022, we did not recognize any gains on derivative instruments.
Loss from Unconsolidated Real Estate Partnerships
For the year ended December 31, 2023, loss from unconsolidated real estate partnerships increased $26.1 million, compared to 2022. During the year ended December 31, 2023, our unconsolidated joint ventures generated proportionate NOI of $29.0 million. This incremental NOI was offset by higher depreciation expense due to the step-up in value for properties in the Core and Value-Add JV's to fair market value.
Income Tax (Expense) Benefit
Certain of our operations, including property management, are conducted through taxable REIT subsidiaries (“TRS entities”).
Our income tax (expense) benefit calculated in accordance with GAAP includes income taxes associated with the income or loss of our TRS entities for which the tax consequences have been realized or will be realized in future periods.

Table of Content
Income taxes related to these items, as well as changes in valuation allowance, are included in income tax (expense) benefit in our consolidated statements of operations.
For the year ended December 31, 2023, compared to 2022, income tax expense decreased $1.5 million, due primarily to a decrease in income from sales of properties subject to state income tax.
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
These investors also focus on NAREIT FFO, as adjusted for non-cash, unusual, or non-recurring items. We refer to these metrics as Pro forma Funds From Operations (“Pro forma FFO”), Run-Rate Funds From Operations ("Run Rate FFO"), and Run-Rate Adjusted Funds From Operations (“ Run Rate AFFO”) to measure short-term and current period performance. Pro forma FFO is used to measure short-term, operational, performance and represents NAREIT FFO as defined above, excluding certain amounts that are unique or occur infrequently. Run-Rate FFO represents Pro forma FFO as defined above, and includes adjustments to provide a stabilized view of current performance that may be indicative of long-term performance. Run-Rate AFFO represents Run-Rate FFO as defined above, reduced by Capital Replacements and is a measure of current period performance.
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

Table of Content
NAREIT FFO, Pro forma FFO, Run-Rate FFO, and Run-Rate AFFO are calculated as follows (in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Net income attributable to AIR common stockholders	$634,444	$903,642
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	356,357	332,401
Gain on dispositions and impairments of real estate, net of noncontrolling partners’ interest	(675,726)	(939,700)
Income tax adjustments related to gain on dispositions and other tax-related items	961	1,093
Common noncontrolling interests in AIR OP’s share of above adjustments and amounts allocable to participating securities	20,291	37,514
NAREIT FFO attributable to AIR common stockholders	$336,327	$334,950
Adjustments:
Gain on derivative instruments (1)	(8,221)	—
Non-cash straight-line rent (2)	12,316	8,035
Business transformation and transition related costs (3)	7,585	5,333
Legal Reserve	3,500	—
Loss on extinguishment of debt (4)	2,008	23,636
Casualty losses and other (5)	3,993	2,027
Common noncontrolling interests in AIR OP’s share of above adjustments and amounts allocable to participating securities	(1,351)	(2,423)
Pro forma FFO attributable to AIR common stockholders	$356,157	$371,558
Acceleration of swap settlement, net of common noncontrolling interests in AIR OP and participating securities	(13,711)	—
Non-recurring income, net associated with the Aimco note and 2022 prepayment, net of common noncontrolling interests in AIR OP and participating securities	—	(34,370)
Casualty and Legal expense in excess of run-rate, net of common noncontrolling interests in AIR OP and participating securities (5)	7,395	—
Run-Rate FFO attributable to AIR common stockholders	$349,841	$337,188
Capital Replacements, net of common noncontrolling interests in AIR OP and participating securities	(41,075)	(38,143)
Run-Rate AFFO attributable to AIR common stockholders	$308,766	$299,045

Weighted-average common shares outstanding – basic	147,899	154,093
Dilutive common share equivalents	77	226
Total shares and dilutive share equivalents	147,976	154,319

Net income attributable to AIR per share – diluted	$4.27	$5.81
NAREIT FFO per share – diluted	$2.27	$2.17
Pro forma FFO per share – diluted	$2.41	$2.41
Run-Rate FFO per share - diluted	$2.36	$2.19
Run-Rate AFFO per share - diluted	$2.09	$1.94
(1)During 2023, we entered into treasury locks and interest rate swaps that did not qualify for hedge accounting under GAAP. Changes in the fair value of these instruments are included in net income attributable to AIR common stockholders. Any non-cash changes in fair value are excluded in the determination of Pro forma FFO.
(2)In 2018 and 2022, we assumed 99-year ground leases with scheduled rent increases. Due to the terms of the leases, GAAP rent expense will exceed cash rent payments until 2076 and 2079, respectively. We include the cash rent payments for these ground leases in Pro forma FFO but exclude the incremental straight-line non-cash rent expense. The rent expense for these leases is included in other expenses, net, in our consolidated statements of operations.
(3)    During 2023 and 2022, we incurred consulting, placement, legal, and other transformation related costs as we fully implement AIR’s business model, including projects intended to increase efficiency and reduce costs in future periods. As we engage in and finalize our finance transformation initiative that modernizes our systems and processes, including a new ERP system, we expect to continue to incur these costs during the first half of 2024. We have excluded these costs from Pro forma FFO because we believe they are not related to ongoing operating performance.

Table of Content
(4)    During 2023 and 2022, we incurred debt extinguishment costs related to the prepayment of debt. In 2023, these costs are related to the prepayment of high-cost, floating-rate debt. We excluded these costs from Pro forma FFO because we believe they are not representative of future cash flows.
(5)    During 2023, we incurred significant casualty losses related to fire damage at our Palazzo East at Park La Brea apartment community. During 2021, we incurred significant casualty losses due to Hurricane Ida-induced flooding in downtown Philadelphia causing damage to our Park Towne Place apartment community, whose clean-up costs extended into 2022. During the third quarter of 2023, we recorded a net gain upon receipt of third-party funds, upon closing the 2021 Park Towne Place claim. AIR excludes individually significant casualty losses from the computation of FFO when the expected gains or losses are atypical, and costs are greater than $1 million. Individual casualty losses less than $1 million are included in FFO. In 2023, these "normal" casualty losses exceed historical averages and AIR's expectation entering the year by $2.5 million. In 2023, legal expenses exceeded historical averages and AIR's expectation entering the year by $5.4 million, which are excluded from the determination of Run-Rate FFO.
Please see the Results of Operations section for discussion of the factors affecting our Pro forma FFO for 2023.
Leverage Ratios
We target Net Leverage to Adjusted EBITDAre of ~6.0x, which equates to approximately 33% on a loan-to-value basis, a low level for the AIR business model with no exposure to construction, second mortgage lending, or short-term rentals. We anticipate the Net Leverage to Adjusted EBITDAre ratio will vary based on the timing of transactions. We also focus on Proportionate Debt to Adjusted EBITDAre. We believe these ratios, which are based in part on non-GAAP financial information, are commonly used by investors and analysts to assess the relative financial risk associated with balance sheets of companies within the same industry, and they are believed to be similar to measures used by rating agencies to assess entity credit quality.
Our leverage ratios for the three months ended December 31, 2023, are presented below:

Annualized Current Quarter
Proportionate Debt to Adjusted EBITDAre	6.0x
Net Leverage to Adjusted EBITDAre	6.1x
Proportionate Debt, as used in our leverage ratios, is a non-GAAP measure and includes our share of the long-term, non-recourse property debt, outstanding borrowings under our revolving credit facility, term loans, and unsecured notes. Proportionate Debt excludes unamortized debt issuance costs because these amounts represent cash expended in earlier periods and do not reduce our contractual obligations. We reduce our recorded debt by the amounts of cash and restricted cash on-hand, excluding resident security deposits included in restricted cash, assuming the remaining amounts of cash and restricted cash would be used to reduce our outstanding leverage.
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
The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios is as follows (in thousands):

December 31, 2023
Total indebtedness	$3,210,344
Adjustments:
Debt issuance costs related to non-recourse property debt and term loans	16,631
Proportionate share adjustments related to debt obligations	62,127
Cash and restricted cash	(117,491)
Resident security deposits included in restricted cash	11,156
Proportionate share adjustments related to cash and restricted cash	902
Proportionate Debt	3,183,669
Perpetual Preferred Stock	2,000
Preferred noncontrolling interests in AIR Operating Partnership	77,140
Net Leverage	$3,262,809

Table of Content
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
EBITDAre is defined by NAREIT and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. We define Adjusted EBITDAre as EBITDAre adjusted for the effect of the following items for the reasons set forth below:
•net income attributable to noncontrolling interests in consolidated real estate partnerships and EBITDAre adjustments attributable to noncontrolling interests are excluded to allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry; and
•the amount by which GAAP rent expense exceeds cash rent payments for two long-term ground leases until 2076 and 2079 is excluded. The excess of GAAP rent expense over the cash payments for these leases does not reflect a current obligation that affects our ability to service debt; and
•applicable Pro forma FFO adjustments to NAREIT FFO under the heading “NAREIT Funds From Operations and Pro forma Funds From Operations,” excluding items that are not included in EBITDAre, to exclude certain amounts that are unique or occur infrequently.
The reconciliation of net income to EBITDAre and Adjusted EBITDAre, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended December 31, 2023
Net loss	$(11,875)
Adjustments:
Interest expense	33,025
Income tax benefit	(3,484)
Depreciation and amortization	78,644
Gain on dispositions of real estate	(2,206)
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(1,291)
EBITDAre adjustments attributable to noncontrolling interests and unconsolidated real estate partnerships	22,073
EBITDAre	$114,886
Pro forma FFO and other adjustments, net (1)	23,972
Quarterly Adjusted EBITDAre	$138,858
Adjusted EBITDAre, before removal of annualization impact for non-recurring items	555,432
Removal of annualization impact for non-recurring items (2)	$(22,945)
Adjusted EBITDAre	$532,487
(1)Includes pro forma adjustments to NAREIT FFO under the heading NAREIT Funds From Operations and Pro forma Funds From Operations, excluding items that are not included in EBITDAre such as prepayment penalties, net. EBITDAre has also been adjusted by $3.8 million non-cash gain on derivative instruments.

(2)Fourth quarter 2023 EBITDAre benefits from $22.9 million of items that are not expected to recur in the future. As such, they were not annualized in the computation of Adjusted EBITDAre.

Table of Content

Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flows from operations. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt, borrowings under new property debt, borrowings under our credit facilities, and proceeds from equity offerings. As of December 31, 2023, our available liquidity was just below $2 billion, which consisted of:
•$90.1 million of our share of cash and cash equivalents;
•$15.3 million of our share of restricted cash, excluding amounts related to resident security deposits, which consists primarily of escrows held by lenders for capital additions, property taxes, and insurance;
•$1.8 billion of available capacity to borrow under our revolving credit facility after consideration of letters of credit and committed property level financing through our secured credit facility with Fannie Mae.
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
For further information on our liquidity requirements related to our contractual obligations and commitments, refer to Note 4, Note 5, Note 7, and Note 9 to the consolidated financial statements in Item 8. In addition to the commitments outlined in the aforementioned footnotes, we also anticipate interest payments, net of the impact of our economic hedges, for the years ended December 31, 2024 through 2028 and thereafter of approximately $114 million, $101 million, $82 million, $72 million, $62 million, respectively, and approximately $225 million in the aggregate thereafter based on balances outstanding as of December 31, 2023.
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
If financing options become unavailable for our future debt needs, we may consider alternative sources of liquidity, such as reductions in capital spending, issuance of equity securities (including OP Units), or proceeds from the sale of apartment communities.
The combination of secured and unsecured debt and preferred OP Units, comprise our total leverage. The weighted-average remaining term to maturity for our total leverage was 6.5 years as of December 31, 2023, inclusive of extension options, with a weighted-average interest rate of 4.3%. We have sufficient committed credit to repay all debt coming due through the first quarter of 2027.
Under our credit agreement and unsecured notes payable, we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. The financial covenants we are required to maintain include a maximum leverage ratio of no greater than 0.60 to 1.00; a fixed charge coverage ratio of no less than 1.50 to 1.00, a maximum secured indebtedness to total assets ratio of no greater than 0.40 to 1.00, a maximum unsecured leverage ratio no greater than 0.60 to 1.00, and a minimum unsecured interest coverage ratio no less than 1.50 to 1.00. We believe we

Table of Content
were in compliance with these covenants as of December 31, 2023, and expect to remain in compliance during the next 12 months.
Changes in Cash, Cash Equivalents and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows in Item 8 of this report.
Operating Activities
For the year ended December 31, 2023, net cash provided by operating activities was $370.4 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, and changes in working capital items. Cash provided by operating activities for the year ended December 31, 2023, decreased by $50.2 million compared to 2022, due to lower interest income received and higher cash paid for interest, partially offset by a net increase in NOI contributions from properties.
Investing Activities
For the year ended December 31, 2023, our net cash used in investing activities of $313.1 million consisted primarily of purchases of real estate and capital expenditures, offset partially by the contribution of apartment communities into unconsolidated real estate partnerships. Net cash provided by investing activities of $650.3 million for the same period in 2022 consisted primarily of proceeds from dispositions of real estate and proceeds from the repayment of the note receivable from Aimco, offset partially by purchases of real estate and capital expenditures.
Capital additions totaled $155.6 million and $149.7 million during the years ended December 31, 2023 and 2022, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.
We categorize capital spending for communities in our portfolio broadly into five primary categories:
•capital replacements, expenditures that are necessary to help preserve the value of and maintain building infrastructure at the communities;
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

Table of Content
A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows, are presented below (in thousands):

	Year Ended December 31,
	2023	2022
Capital replacements	$32,497	$30,925
Capital enhancements	71,996	77,549
Initial capital expenditures	43,415	30,188
Casualty	5,739	6,542
Other	1,927	4,502
Total capital additions	$155,574	$149,706
Plus: additions related to apartment communities sold and held for sale	12,674	43,654
Consolidated capital additions	$168,248	$193,360
Plus: net change in accrued capital spending	5,414	(956)
Total capital expenditures per consolidated statements of cash flows	$173,662	$192,404
For the years ended December 31, 2023 and 2022, we capitalized $1.1 million and $1.5 million of interest costs, respectively, and $16.2 million and $16.6 million of indirect costs, respectively.
Financing Activities
Net cash used in financing activities of $241.3 million for the year ended December 31, 2023 consisted primarily of net repayments on our revolving credit facility, the repayment of term loans, payment of dividends, and repurchases of Common Stock and OP Units, offset partially by net proceeds from non-recourse property debt. Net cash used in financing activities of $862.2 million for the year ended December 31, 2022, consisted primarily of repayments of non-recourse property debt and term loans, repurchase of shares of Common Stock and OP Units, and payment of dividends and distributions, offset partially by proceeds from the issuance of non-recourse property debt.
Future Capital Needs
We expect to fund any future acquisitions, debt maturities, and other capital spending principally with proceeds from apartment community sales (including the formation of joint ventures), secured and unsecured borrowings, the issuance of equity securities (including OP Units), and operating cash flows. We believe, based on the information available at this time, that we have sufficient cash on hand and access to additional sources of liquidity to meet our operational needs for 2024 and beyond.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting estimates involve our more significant judgments used in the preparation of our consolidated financial statements.
Impairment of Long-Lived Assets
Real estate and other long-lived assets to be held and used are individually evaluated for impairment when conditions exist that may indicate the carrying amount of a long-lived asset may not be recoverable. We use the held for sale impairment model for properties classified as held for sale, whereby an impairment charge is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. Upon determination that an impairment has occurred, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community. The measurement of the impairment loss is based on the fair value of the communities and incorporates various estimates, assumptions, and market data, the most significant being market rental rates, operating expense assumptions, expected hold period, capitalization rates, and purchase and sale agreements. We project future rental revenue growth rates using forecasted rates from third-party market research analytics. Property expense growth rates and capitalization rates are based on the apartment communities’ historical, current, and expected future operating results, existing operating expense assumptions, and operational strategies. These projections are adjusted to reflect current economic conditions and require considerable management judgement. We recognized an impairment loss on real estate

Table of Content
included in our Other Real Estate segment of $23.6 million under the held-for-sale impairment model during the year ended December 31, 2023. We did not recognize any such impairment during the years ended December 31, 2022 and 2021.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our chief market risks are refunding risk, that is the availability of property debt or other cash sources to refund maturing property debt, and repricing risk, that is the possibility of increases in base interest rates and credit risk spreads. During 2023, we refinanced a portion of our corporate debt with fixed rate property debt and we extended our debt maturities, with no debt maturities until the second quarter of 2025. We use short-term debt financing and working capital primarily to fund short-term uses and generally expect to refinance such borrowings with cash from operating activities, proceeds from apartment community sales, long-term debt, or equity financings. Our objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in interest rate movements. We use derivative financial instruments, principally interest rate swaps and treasury rate locks, to reduce our exposure to interest rate risk. We do not hold or issue derivatives for speculative purposes and closely monitor the credit quality of the institutions with which we transact.
As of December 31, 2023, on a consolidated basis, we had $475.0 million of outstanding borrowings on our term loans, and $115.0 million of variable-rate borrowings under our revolving credit facility. After consideration of our interest rate swap derivatives, which reduce our total variable rate exposure by $475.0 million, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest expense by $1.2 million, net, on an annual basis. Subsequent to the year ended December 31, 2023, we entered into interest rate swaps economically hedging $200 million of our revolving credit facility borrowings at 4.9%. Additionally, we restructured interest rate swaps, economically hedging the balance of our terms loans at 3.9% for the balance of the year. After consideration of these swaps, we have no variable rate exposure.
As of December 31, 2023, we had one undesignated forward starting interest rate swap with a notional value of $50.0 million that was entered into in anticipation of future debt. We estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest expense by $0.5 million, net, on an annual basis.
As of December 31, 2023, we had $117.5 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.
We estimate the fair value of debt instruments as described in Note 13 to the consolidated financial statements in Item 8. The estimated fair value of total indebtedness, including our non-recourse property debt, term loans, revolving credit facility, and unsecured notes payable, was approximately $3.0 billion as of December 31, 2023.
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

Table of Content
Management’s Report on Internal Control Over Financial Reporting
AIR’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of AIR’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).
Based on their assessment, management concluded that, as of December 31, 2023, AIR’s internal control over financial reporting is effective.
AIR’s independent registered public accounting firm has issued an attestation report on AIR’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in AIR’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, AIR’s internal control over financial reporting.

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Apartment Income REIT Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Apartment Income REIT Corp. (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

February 16, 2024

Table of Content
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
Management’s Report on Internal Control Over Financial Reporting
Management of the AIR Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the AIR Operating Partnership’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework).
Based on their assessment, management concluded that, as of December 31, 2023, the AIR Operating Partnership’s internal control over financial reporting is effective.
The AIR Operating Partnership’s independent registered public accounting firm has issued an attestation report on the AIR Operating Partnership’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and the Board of Directors of Apartment Income REIT, L.P.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Apartment Income REIT, L.P. (the "Partnership") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Partnership and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 16, 2024

Table of Content
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
The information required by Item 10 will be included in our 2024 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The 2024 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 will be included in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be included in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Table of Content
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

3.1	Amended and Restated Charter of Apartment Income REIT Corp. (Exhibit 3.1 to AIR’s Current Report on Form 8-K, filed September 22, 2023, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws of Apartment Income REIT Corp. (Exhibit 3.1 to AIR’s Current Report on Form 8-K dated May 22, 2023, is incorporated herein by this reference)

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

Table of Content

10.4
Form of Non-Qualified Stock Option Agreement (2007 Stock Award and Incentive Plan) (Exhibit 10.11 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.5	Form of Apartment Income REIT Corp. 2020 Employee Stock Purchase Plan (Exhibit 10.10 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)*

10.6	Form of Apartment Income REIT Corp. 2020 Stock Award and Incentive Plan (Exhibit 10.11 to AIR’s Current Report on Form 8-K, filed December 15, 2020, is incorporated herein by this reference)*

10.7
Form of Performance Restricted Stock Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.14 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

10.8
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

10.10	Form of LTIP Unit Agreement (2020 Stock Award and Incentive Plan) (Exhibit 10.17 to AIR’s Registration Statement on Form 10-12B/A, filed November 24, 2020, is incorporated herein by this reference)*

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

10.14	AIR 401(k) Retirement Plan (f/k/a AIMCO 401(k) Retirement Plan) (Exhibit 99.1 to AIR’s Form S-8, filed December 15, 2020, is incorporated herein by this reference)*

10.15
Employment Agreement, dated December 21, 2017, by and between Terry Considine and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) (Exhibit 10.1 to Aimco’s Current Report on Form 8-K filed December 21, 2017, is incorporated herein by this reference)*

10.16
Amendment, dated December 22, 2023, to the Employment Agreement by and between Terry Considine and Apartment Income REIT, L.P. (f/k/a AIMCO Properties, L.P.) (Exhibit 10.1 to AIR’s Current Report on Form 8-K filed December 27, 2023, is incorporated herein by this reference)*

10.17
Apartment Income REIT Corp. Amended and Restated 2020 Stock Award and Incentive Plan (Appendix A to AIR’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 27, 2022) (Exhibit 99.1 to AIR’s Form S-8, filed January 31, 2023, is incorporated herein by this reference)*

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP - AIR

23.2	Consent of Deloitte & Touche LLP - AIR Operating Partnership

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – AIR

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – AIR

Table of Content

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – AIR

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – AIR

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation

99.1	Agreement regarding disclosure of long-term debt instruments – AIR

99.2	Agreement regarding disclosure of long-term debt instruments - AIR Operating Partnership

101
The following materials from AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income; (iv) consolidated statements of equity and consolidated statements of partners’ capital; (v) consolidated statements of cash flows; (vi) notes to the consolidated financial statements; and (vii) Schedule III

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
(1)Schedule and similar attachments to the exhibits have been omitted but will be provided to the Securities and Exchange Commission or its staff upon request.
(2)The Commission file numbers for exhibits are 001-39686 (AIR) and 000-24497 (the AIR Operating Partnership).
*Management contract or compensatory plan or arrangement
ITEM 16. FORM 10-K SUMMARY
None.

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APARTMENT INCOME REIT CORP.

By:	/s/ TERRY CONSIDINE
Terry Considine
Director and Chief Executive Officer
Date:	February 16, 2024

APARTMENT INCOME REIT, L.P.

By:	AIR-GP, Inc., its General Partner

By:	/s/ TERRY CONSIDINE
Terry Considine
Director and Chief Executive Officer
Date:	February 16, 2024

Table of Content
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
APARTMENT INCOME REIT CORP.

APARTMENT INCOME REIT, L.P.
By: AIR-GP, Inc., its General Partner

/s/ TERRY CONSIDINE	Director and Chief Executive Officer	February 16, 2024
Terry Considine	(principal executive officer)

/s/ PAUL BELDIN	Executive Vice President and	February 16, 2024
Paul Beldin	Chief Financial Officer (principal financial officer)

/s/ MOLLY H.N. SYKE	Vice President and Chief Accounting Officer	February 16, 2024
Molly H.N. Syke	(principal accounting officer)

/s/ THOMAS L. KELTNER	Chairman of the Board of Directors	February 16, 2024
Thomas L. Keltner

/s/ THOMAS N. BOHJALIAN	Director	February 16, 2024
Thomas N. Bohjalian

/s/ KRISTIN R. FINNEY-COOKE	Director	February 16, 2024
Kristin R. Finney-Cooke

/s/ MARGARITA PALÁU-HERNÁNDEZ	Director	February 16, 2024
Margarita Paláu-Hernández

/s/ DEVIN I. MURPHY	Director	February 16, 2024
Devin I. Murphy

/s/ JOHN D. RAYIS	Director	February 16, 2024
John D. Rayis

/s/ ANN SPERLING	Director	February 16, 2024
Ann Sperling

/s/ NINA A. TRAN	Director	February 16, 2024
Nina A. Tran

Table of Content
APARTMENT INCOME REIT CORP.
APARTMENT INCOME REIT, L.P.
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Apartment Income REIT Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apartment Income REIT Corp. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Real Estate— Refer to Notes 2 and 3 to the financial statements
Upon the acquisition of real estate, the Company allocates the cost of apartment communities acquired based on the relative fair value of the assets acquired and liabilities assumed. Upon disposition, the related assets and liabilities are derecognized, and the gain or loss on disposition is recognized as the difference between the carrying amount of those assets and liabilities and the value of consideration received. Real estate is individually evaluated for impairment when conditions exist, which includes assumptions regarding the expected hold period, that may indicate the carrying amount of an asset may not be recoverable. Upon determination that an impairment has occurred, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value (less costs to sell, if applicable) of the community. An apartment community is classified as held for sale when all relevant criteria for a plan of sale have been met.
Given management's (1) judgments and assumptions used to determine purchase price allocation based on the relative fair value of the assets acquired and liabilities assumed, (2) evaluation of gain or loss on disposition, (3) evaluation of possible

Table of Content
impairment indicators of real estate, including the evaluation of the expected hold period, and (4) application of held for sale criteria, performing audit procedures to evaluate real estate was challenging and required an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate included the following, among others:
• We tested the effectiveness of relevant controls over real estate, including management's controls over the acquisition, disposition, classification, and analysis of impairment indicators and impairment of its apartment communities.
• For all apartment communities acquired during the year, we evaluated the accuracy of the amounts recorded and appropriate transfer of title.
• With the assistance of our fair value specialists, we evaluated the (1) valuation methodologies utilized and (2) allocation of the initial purchase price for acquired apartment communities by developing independent estimates for the purchase price allocation for each apartment community acquired and comparing our estimates to the Company's actual allocation.
• For all apartment communities disposed of during the year, we evaluated the terms and conditions of the arrangement to assess whether the disposition was properly recorded, including the removal of relevant assets and liabilities from the accounting records, recognition and measurement of non-cash consideration received, and related gain or loss on disposition.
• We evaluated management's impairment analysis by assessing real estate assets for possible indications of impairment, including inquiring with management, searching for adverse asset-specific and/or market conditions, and evaluating the information included in the Company's evaluation of impairment indicators. For any apartment communities with impairment indicators, we evaluated the completeness and accuracy of the information used to estimate any impairment, including verification of the mathematical accuracy.
• For any apartment communities being considered for disposition, or that were evaluated by management against the criteria to be classified as held for sale during the year ended December 31, 2023, we further evaluated whether the change in the estimated holding period for these communities resulted in impairment losses by comparing the estimated fair value, which includes the estimated selling price, to the carrying amount of the apartment communities.
• We evaluated whether there were any apartment communities being considered for disposition within one year of December 31, 2023 as to whether these apartment communities met the criteria to be classified as held for sale as of December 31, 2023 through inquiring with management, inspection of minutes of the Board of Directors, inspection of any purchase and sale agreements executed subsequent to December 31, 2023, earnings calls, analyst reports, other communications to investors and any other indicators that management intends to dispose of any real estate in the near-term.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 16, 2024

We have served as the Company's auditor since 2021.

Table of Content
APARTMENT INCOME REIT CORP.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2023 and 2022
(In thousands, except share data)

	2023	2022
ASSETS
Buildings and improvements	$6,324,857	$6,784,965
Land	1,285,710	1,291,429
Total real estate	7,610,567	8,076,394
Accumulated depreciation	(2,245,589)	(2,449,883)
Net real estate	5,364,978	5,626,511
Cash and cash equivalents	91,401	95,797
Restricted cash	26,090	205,608
Investment in unconsolidated real estate partnerships	336,077	41,860
Goodwill	32,286	32,286
Other assets, net	283,920	549,821
Total assets	$6,134,752	$6,551,883

LIABILITIES AND EQUITY
Non-recourse property debt, net	$2,223,791	$1,985,430
Term loans, net	473,701	796,713
Revolving credit facility borrowings	115,000	462,000
Unsecured notes payable, net	397,852	397,486
Total indebtedness	3,210,344	3,641,629
Accrued liabilities and other	296,894	513,805
Total liabilities	3,507,238	4,155,434

Commitments and contingencies (Note 7)

Preferred noncontrolling interests in AIR Operating Partnership	77,140	77,143

Equity:
Perpetual Preferred Stock	2,000	2,000
Common Stock, $0.01 par value, 1,021,175,000 shares authorized at December 31, 2023 and December 31, 2022, and 144,925,604 and 149,086,548 shares issued/outstanding at December 31, 2023 and December 31, 2022, respectively	1,449	1,491
Additional paid-in capital	3,284,716	3,436,635
Accumulated other comprehensive income	22,392	43,562
Distributions in excess of earnings	(958,661)	(1,327,271)
Total AIR equity	2,351,896	2,156,417
Noncontrolling interests in consolidated real estate partnerships	(85,973)	(78,785)
Common noncontrolling interests in AIR Operating Partnership	284,451	241,674
Total equity	2,550,374	2,319,306
Total liabilities, preferred noncontrolling interests in AIR Operating Partnership, and equity	$6,134,752	$6,551,883
See notes to the consolidated financial statements.

Table of Content
APARTMENT INCOME REIT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2023, 2022, and 2021
(In thousands, except per share data)

	2023	2022	2021
REVENUES
Rental and other property revenues	$809,875	$764,192	$733,483
Other revenues	10,161	9,531	7,370
Total revenues	820,036	773,723	740,853

EXPENSES
Property operating expenses	244,095	231,791	235,832
Property management expenses	31,737	29,473	32,269
Depreciation and amortization	342,593	350,945	319,742
General and administrative expenses	25,494	24,939	18,585
Other expenses, net	25,889	9,073	27,220
	669,808	646,221	633,648

Interest income	8,314	50,264	58,651
Interest expense	(129,654)	(116,459)	(129,467)
Loss on extinguishment of debt	(2,008)	(23,636)	(156,707)
Gain on dispositions of real estate, impairments of real estate, and derecognition of leased properties	677,740	939,806	594,861
Gain on derivative instruments, net	16,742	—	—
Loss from unconsolidated real estate partnerships	(29,648)	(3,504)	(565)
Income before income tax expense	691,714	973,973	473,978
Income tax (expense) benefit	(2,427)	(3,923)	5,246
Net income	689,287	970,050	479,224

Noncontrolling interests:
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(5,185)	(458)	3,243
Net income attributable to preferred noncontrolling interests in AIR Operating Partnership	(6,280)	(6,388)	(6,413)
Net income attributable to common noncontrolling interests in AIR Operating Partnership	(42,721)	(58,772)	(28,433)
Net income attributable to noncontrolling interests	(54,186)	(65,618)	(31,603)
Net income attributable to AIR	635,101	904,432	447,621
Net income attributable to AIR preferred stockholders	(172)	(172)	(181)
Net income attributable to participating securities	(485)	(618)	(316)
Net income attributable to AIR common stockholders	$634,444	$903,642	$447,124

Net income attributable to AIR common stockholders per share – basic	$4.29	$5.86	$2.90
Net income attributable to AIR common stockholders per share – diluted	$4.27	$5.81	$2.89

Weighted-average common shares outstanding – basic	147,899	154,093	154,135
Weighted-average common shares outstanding – diluted	150,220	156,587	154,503
See notes to the consolidated financial statements.

Table of Content
APARTMENT INCOME REIT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2023, 2022, and 2021
(In thousands)

	2023	2022	2021
Net income	$689,287	$970,050	$479,224
Unrealized gain on derivative instruments, net	2,955	47,049	—
Reclassification of interest rate derivative (gain) loss to net income	(25,823)	273	—
Reclassification of unrealized losses on available for sale debt securities	—	—	(3,251)
Comprehensive income	666,419	1,017,372	475,973
Comprehensive income attributable to noncontrolling interests	(52,488)	(69,378)	(31,391)
Comprehensive income attributable to AIR	$613,931	$947,994	$444,582
See notes to the consolidated financial statements.

Table of Content
APARTMENT INCOME REIT CORP.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2023, 2022, and 2021
(In thousands, except share data)

	Perpetual Preferred Stock		Common Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total AIR Equity	Noncontrolling Interests in Consolidated Real Estate Partnerships	Common Noncontrolling Interests in AIR Operating Partnership	Total Equity
	Shares Issued	Amount	Shares Issued	Amount
Balances at December 31, 2020	20	$2,000	148,861,036	$1,489	$3,432,121	$3,039	$(2,131,798)	$1,306,851	$(61,943)	$63,185	$1,308,093
Issuance of Common Stock	—	—	7,825,000	79	342,391	—	—	342,470	—	—	342,470
Issuance of Preferred Stock	125	129	—	—	—	—	—	129	—	—	129
Issuance costs	—	—	—	—	(486)	—	—	(486)	—	—	(486)
Issuance of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	121,557	121,557
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(17,827)	(17,827)
Conversion of AIR Operating Partnership units	—	—	170,820	1	8,332	—	—	8,333	—	(8,333)	—
Amortization of share-based compensation cost	—	—	33,000	—	3,771	—	—	3,771	—	3,884	7,655
Effect of changes in ownership of consolidated entities	—	—	—	—	(21,312)	—	—	(21,312)	—	21,312	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	7,458	—	7,458
Change in accumulated other comprehensive income	—	—	—	—	—	(3,039)	—	(3,039)	—	(212)	(3,251)
Net income (loss)	—	—	—	—	—	—	447,621	447,621	(3,243)	28,433	472,811
Common Stock dividends	—	—	—	—	—	—	(269,385)	(269,385)	—	—	(269,385)
Preferred Stock dividends	—	—	—	—	—	—	(179)	(179)	—	—	(179)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12,913)	(15,216)	(28,129)
Other, net	—	—	108,511	1	(1,712)	—	(38)	(1,749)	(242)	230	(1,761)
Balances at December 31, 2021	145	$2,129	156,998,367	$1,570	$3,763,105	$—	$(1,953,779)	$1,813,025	$(70,883)	$197,013	$1,939,155
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(11,174)	(11,174)
Repurchase of Common Stock, net	—	—	(8,020,139)	(80)	(316,630)	—	—	(316,710)	—	—	(316,710)
Conversion of AIR Operating Partnership units	—	—	3,116	—	119	—	—	119	—	(119)	—
Amortization of share-based compensation cost	—	—	—	—	4,270	—	—	4,270	—	3,696	7,966
Effect of changes in ownership of consolidated entities	—	—	—	—	(7,791)	—	—	(7,791)	—	7,791	—
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	—	—	(5,529)	—	—	(5,529)	120	—	(5,409)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	9,206	—	9,206
Change in accumulated other comprehensive income	—	—	—	—	—	43,562	—	43,562	—	3,760	47,322
Net income	—	—	—	—	—	—	904,432	904,432	458	58,772	963,662
Common Stock dividends	—	—	—	—	—	—	(277,639)	(277,639)	—	—	(277,639)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(17,623)	(17,821)	(35,444)
Other, net	(125)	(129)	105,204	1	(909)	—	(285)	(1,322)	(63)	(244)	(1,629)
Balances at December 31, 2022	20	$2,000	149,086,548	$1,491	$3,436,635	$43,562	$(1,327,271)	$2,156,417	$(78,785)	$241,674	$2,319,306
Issuance of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	22,383	22,383
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(18,507)	(18,507)
Repurchase of Common Stock, net	—	—	(4,319,600)	(43)	(148,913)	—	—	(148,956)	—	—	(148,956)
Amortization of share-based compensation cost	—	—	—	—	4,488	—	—	4,488	—	4,808	9,296
Effect of changes in ownership of consolidated entities	—	—	—	—	(8,260)	—	—	(8,260)	(1,398)	10,771	1,113
Purchase of noncontrolling interests in consolidated real estate partnerships	—	—	—	—	479	—	—	479	(1,996)	—	(1,517)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	5,691	—	5,691
Change in accumulated other comprehensive income	—	—	—	—	—	(21,170)	—	(21,170)	—	(1,698)	(22,868)
Net income	—	—	—	—	—	—	635,101	635,101	5,185	42,721	683,007
Common Stock dividends	—	—	—	—	—	—	(266,422)	(266,422)	—	—	(266,422)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(14,376)	(17,704)	(32,080)
Other, net	—	—	158,656	1	287	—	(69)	219	(294)	3	(72)
Balances at December 31, 2023	20	$2,000	144,925,604	$1,449	$3,284,716	$22,392	$(958,661)	$2,351,896	$(85,973)	$284,451	$2,550,374

See notes to the consolidated financial statements.

Table of Content
APARTMENT INCOME REIT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022, and 2021
(In thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$689,287	$970,050	$479,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342,593	350,945	319,742
Loss on extinguishment of debt	2,008	23,636	156,707
Gain on dispositions of real estate, impairments of real estate, and derecognition of leased properties	(677,740)	(939,806)	(594,861)
Income tax expense (benefit)	2,427	3,923	(5,246)
Share-based compensation expense	8,874	7,463	7,360
Other, net	29,231	3,195	7,230
Net changes in operating assets and operating liabilities:
Accounts receivable and other assets, net	5,338	27,864	(19,646)
Accounts payable, accrued liabilities and other	(31,618)	(26,713)	(17,554)
Total adjustments	(318,887)	(549,493)	(146,268)
Net cash provided by operating activities	370,400	420,557	332,956
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(346,626)	(861,320)	(364,055)
Capital expenditures	(173,662)	(192,404)	(174,499)
Contributions to unconsolidated real estate partnerships	(51,836)	—	—
Distributions from unconsolidated real estate partnerships	207,101	—	—
Proceeds from dispositions of real estate	52,066	1,209,241	915,926
Purchase of corporate assets	(15,862)	(13,940)	(5,171)
Proceeds from repayment of note receivable	—	534,127	—
Proceeds from investments in debt securities	—	—	100,852
Other investing activities, net	15,757	(25,447)	5,229
Net cash (used in) provided by investing activities	(313,062)	650,257	478,282
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	1,005,920	54,156	—
Principal repayments on non-recourse property debt	(119,508)	(449,535)	(1,492,446)
Proceeds from term loans	—	—	1,150,000
Repayment of term loans	(325,000)	(350,000)	(350,000)
Net (repayments of) borrowings on revolving credit facility	(347,000)	159,205	36,756
Payment of debt extinguishment costs	(1,115)	(22,680)	(149,725)
Proceeds from the issuance of unsecured notes payable	—	400,000	—
Repurchases of Common Stock	(124,361)	(316,710)	—
Proceeds from the issuance of Common Stock	—	—	342,470
Payment of dividends to holders of Common Stock	(266,140)	(277,551)	(269,601)
Payment of distributions to common noncontrolling interests	(32,485)	(35,472)	(28,170)
Redemptions of noncontrolling interests in the AIR Operating Partnership	—	(13,394)	(17,905)
Contributions from noncontrolling interests in consolidated real estate partnerships	5,691	9,206	7,458
Other financing activities, net	(37,254)	(19,395)	(20,794)
Net cash used in financing activities	(241,252)	(862,170)	(791,957)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(183,914)	208,644	19,281
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	301,405	92,761	73,480
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$117,491	$301,405	$92,761
See notes to the consolidated financial statements.

Table of Content
APARTMENT INCOME REIT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022, and 2021
(In thousands)

	2023	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$128,431	$114,340	$130,202
Cash paid for income taxes	$5,720	$5,528	$6,763
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with the acquisition of real estate	$101,215	$—	$259,248
Issuance of common OP Units in connection with acquisition of real estate	$22,383	$—	$121,557
Proceeds from investment in unconsolidated real estate partnerships for contribution of real estate	$270,730	$—	$—
Other non-cash transactions:
Recognition of right-of-use lease assets	$—	$80,651	$—
Recognition of lease liabilities	$—	$80,651	$—
Accrued capital expenditures (at end of period)	$5,287	$10,701	$9,732
Accrued share repurchases (at end of period)	$24,595	$—	$—
See notes to the consolidated financial statements.

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners and the Board of Directors of Apartment Income REIT, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apartment Income REIT, L.P. (the "Partnership") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, partners' capital and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Partnership's internal control over financial reporting.
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
Real Estate— Refer to Notes 2 and 3 to the financial statements
Upon the acquisition of real estate, the Partnership allocates the cost of apartment communities acquired based on the relative fair value of the assets acquired and liabilities assumed. Upon disposition, the related assets and liabilities are derecognized, and the gain or loss on disposition is recognized as the difference between the carrying amount of those assets and liabilities and the value of consideration received. Real estate is individually evaluated for impairment when conditions exist, which includes assumptions regarding the expected hold period, that may indicate the carrying amount of an asset may not be recoverable. Upon determination that an impairment has occurred, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value (less costs to sell, if applicable) of the community. An apartment community is classified as held for sale when all relevant criteria for a plan of sale have been met.
Given management's (1) judgments and assumptions used to determine purchase price allocation based on the relative fair value of the assets acquired and liabilities assumed, (2) evaluation of gain or loss on disposition, (3) evaluation of possible

Table of Content
impairment indicators of real estate, including the evaluation of the expected hold period, and (4) application of held for sale criteria, performing audit procedures to evaluate real estate was challenging and required an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate included the following, among others:
• We tested the effectiveness of relevant controls over real estate, including management's controls over the acquisition, disposition, classification, and analysis of impairment indicators and impairment of its apartment communities.
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
• For all apartment communities disposed of during the year, we evaluated the terms and conditions of the arrangement to assess whether the disposition was properly recorded, including the removal of relevant assets and liabilities from the accounting records, recognition and measurement of non-cash consideration received, and related gain or loss on disposition.
• We evaluated management's impairment analysis by assessing real estate assets for possible indications of impairment, including inquiring with management, searching for adverse asset-specific and/or market conditions, and evaluating the information included in the Partnership’s evaluation of impairment indicators. For any apartment communities with impairment indicators, we evaluated the completeness and accuracy of the information used to estimate any impairment, including verification of the mathematical accuracy.
• For any apartment communities being considered for disposition, or that were evaluated by management against the criteria to be classified as held for sale during the year ended December 31, 2023, we further evaluated whether the change in the estimated holding period for these communities resulted in impairment losses by comparing the estimated fair value, which includes the estimated selling price, to the carrying amount of the apartment communities.
• We evaluated whether there were any apartment communities being considered for disposition within one year of December 31, 2023 as to whether these apartment communities met the criteria to be classified as held for sale as of December 31, 2023 through inquiring with management, inspection of minutes of the Board of Directors, inspection of any purchase and sale agreements executed subsequent to December 31, 2023, earnings calls, analyst reports, other communications to investors and any other indicators that management intends to dispose of any real estate in the near-term.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
February 16, 2024

We have served as the Partnership's auditor since 2021.

Table of Content
APARTMENT INCOME REIT, L.P.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2023 and 2022
(In thousands)

	2023	2022
ASSETS
Buildings and improvements	$6,324,857	$6,784,965
Land	1,285,710	1,291,429
Total real estate	7,610,567	8,076,394
Accumulated depreciation	(2,245,589)	(2,449,883)
Net real estate	5,364,978	5,626,511
Cash and cash equivalents	91,401	95,797
Restricted cash	26,090	205,608
Investment in unconsolidated real estate partnerships	336,077	41,860
Goodwill	32,286	32,286
Other assets, net	283,920	549,821
Total assets	$6,134,752	$6,551,883

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt, net	$2,223,791	$1,985,430
Term loans, net	473,701	796,713
Revolving credit facility borrowings	115,000	462,000
Unsecured notes payable, net	397,852	397,486
Total indebtedness	3,210,344	3,641,629
Accrued liabilities and other	296,894	513,805
Total liabilities	3,507,238	4,155,434

Commitments and contingencies (Note 7)

Redeemable preferred units	77,140	77,143

Partners’ capital:
Preferred units	2,000	2,000
General Partner and Special Limited Partner	2,349,896	2,154,417
Limited Partners	284,451	241,674
Partners’ capital attributable to the AIR Operating Partnership	2,636,347	2,398,091
Noncontrolling interests in consolidated real estate partnerships	(85,973)	(78,785)
Total partners’ capital	2,550,374	2,319,306
Total liabilities, redeemable preferred units, and partners’ capital	$6,134,752	$6,551,883
See notes to the consolidated financial statements.

Table of Content
APARTMENT INCOME REIT, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2023, 2022, and 2021
(In thousands, except per unit data)

	2023	2022	2021
REVENUES
Rental and other property revenues	$809,875	$764,192	$733,483
Other revenues	10,161	9,531	7,370
Total revenues	820,036	773,723	740,853

EXPENSES
Property operating expenses	244,095	231,791	235,832
Property management expenses	31,737	29,473	32,269
Depreciation and amortization	342,593	350,945	319,742
General and administrative expenses	25,494	24,939	18,585
Other expenses, net	25,889	9,073	27,220
	669,808	646,221	633,648

Interest income	8,314	50,264	58,651
Interest expense	(129,654)	(116,459)	(129,467)
Loss on extinguishment of debt	(2,008)	(23,636)	(156,707)
Gain on dispositions of real estate, impairments of real estate, and derecognition of leased properties	677,740	939,806	594,861
Gain on derivative instruments, net	16,742	—	—
Loss from unconsolidated real estate partnerships	(29,648)	(3,504)	(565)
Income before income tax expense	691,714	973,973	473,978
Income tax (expense) benefit	(2,427)	(3,923)	5,246
Net income	689,287	970,050	479,224
Net (income) loss attributable to noncontrolling interests in consolidated real estate partnerships	(5,185)	(458)	3,243
Net income attributable to the AIR Operating Partnership	684,102	969,592	482,467
Net income attributable to the AIR Operating Partnership's preferred unitholders	(6,452)	(6,560)	(6,594)
Net income attributable to participating securities	(485)	(618)	(316)
Net income attributable to the AIR Operating Partnership’s common unitholders	$677,165	$962,414	$475,557

Net income attributable to the AIR Operating Partnership common unitholders per unit – basic	$4.29	$5.86	$2.92
Net income attributable to the AIR Operating Partnership common unitholders per unit – diluted	$4.27	$5.81	$2.92

Weighted-average common units outstanding – basic	157,687	164,141	162,739
Weighted-average common units outstanding – diluted	160,008	166,635	163,108
See notes to the consolidated financial statements.

Table of Content
APARTMENT INCOME REIT, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2023, 2022, and 2021
(In thousands)

	2023	2022	2021
Net income	$689,287	$970,050	$479,224
Unrealized gain on derivative instruments, net	2,955	47,049	—
Reclassification of interest rate derivative (gain) loss to net income	(25,823)	273	—
Reclassification of unrealized losses on available for sale debt securities	—	—	(3,251)
Comprehensive income	666,419	1,017,372	475,973
Comprehensive (income) loss attributable to noncontrolling interests	(5,185)	(458)	3,243
Comprehensive income attributable to the AIR Operating Partnership	$661,234	$1,016,914	$479,216
See notes to the consolidated financial statements.

Table of Content
APARTMENT INCOME REIT, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Years Ended December 31, 2023, 2022, and 2021
(In thousands)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' Capital
Balances at December 31, 2020	$2,000	$1,304,851	$63,185	$1,370,036	$(61,943)	$1,308,093
Issuance of common partnership units to AIR, net	—	342,470	—	342,470	—	342,470
Issuance of Preferred Stock	129	—	—	129	—	129
Issuance costs	—	(486)	—	(486)	—	(486)
Issuance of common partnership units	—	—	121,557	121,557	—	121,557
Redemption of common partnership units	—	—	(17,827)	(17,827)	—	(17,827)
Conversion of common partnership units	—	8,333	(8,333)	—	—	—
Amortization of share-based compensation cost	—	3,771	3,884	7,655	—	7,655
Effect of changes in ownership of consolidated entities	—	(21,312)	21,312	—	—	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	7,458	7,458
Change in accumulated other comprehensive loss	—	(3,039)	(212)	(3,251)	—	(3,251)
Net income (loss)	—	447,621	28,433	476,054	(3,243)	472,811
Distributions to common unitholders	—	(269,385)	—	(269,385)	—	(269,385)
Distributions to preferred unitholders	—	(179)	—	(179)	—	(179)
Distributions to noncontrolling interests	—	—	(15,216)	(15,216)	(12,913)	(28,129)
Other, net	—	(1,749)	230	(1,519)	(242)	(1,761)
Balances at December 31, 2021	$2,129	$1,810,896	$197,013	$2,010,038	$(70,883)	$1,939,155
Redemption of common partnership units	—	—	(11,174)	(11,174)	—	(11,174)
Repurchase of common partnership units	—	(316,710)	—	(316,710)	—	(316,710)
Conversion of common partnership units	—	119	(119)	—	—	—
Amortization of share-based compensation cost	—	4,270	3,696	7,966	—	7,966
Effect of changes in ownership of consolidated entities	—	(7,791)	7,791	—	—	—
Purchase of noncontrolling interests in consolidated real estate partnerships	—	(5,529)	—	(5,529)	120	(5,409)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	9,206	9,206
Change in accumulated other comprehensive income	—	43,562	3,760	47,322	—	47,322
Net income	—	904,432	58,772	963,204	458	963,662
Distributions to common unitholders	—	(277,639)	(17,821)	(295,460)	—	(295,460)
Distributions to noncontrolling interests	—	—	—	—	(17,623)	(17,623)
Other, net	(129)	(1,193)	(244)	(1,566)	(63)	(1,629)
Balances at December 31, 2022	$2,000	$2,154,417	$241,674	$2,398,091	$(78,785)	$2,319,306
Issuance of AIR Operating Partnership units	—	—	22,383	22,383	—	22,383
Redemption of common partnership units	—	—	(18,507)	(18,507)	—	(18,507)
Repurchase of common partnership units	—	(148,956)	—	(148,956)	—	(148,956)
Amortization of share-based compensation cost	—	4,488	4,808	9,296	—	9,296
Effect of changes in ownership of consolidated entities	—	(8,260)	10,771	2,511	(1,398)	1,113
Purchase of noncontrolling interests in consolidated real estate partnerships	—	479	—	479	(1,996)	(1,517)
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	5,691	5,691
Change in accumulated other comprehensive income	—	(21,170)	(1,698)	(22,868)	—	(22,868)
Net income	—	635,101	42,721	677,822	5,185	683,007
Distributions to common unitholders	—	(266,422)	(17,704)	(284,126)	—	(284,126)
Distributions to noncontrolling interests	—	—	—	—	(14,376)	(14,376)
Other, net	—	219	3	222	(294)	(72)
Balances at December 31, 2023	$2,000	$2,349,896	$284,451	$2,636,347	$(85,973)	$2,550,374
See notes to the consolidated financial statements.

Table of Content
APARTMENT INCOME REIT, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022, and 2021
(In thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$689,287	$970,050	$479,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342,593	350,945	319,742
Loss on extinguishment of debt	2,008	23,636	156,707
Gain on dispositions of real estate, impairments of real estate, and derecognition of leased properties	(677,740)	(939,806)	(594,861)
Income tax expense (benefit)	2,427	3,923	(5,246)
Share-based compensation expense	8,874	7,463	7,360
Other, net	29,231	3,195	7,230
Net changes in operating assets and operating liabilities
Accounts receivable and other assets, net	5,338	27,864	(19,646)
Accounts payable, accrued liabilities and other	(31,618)	(26,713)	(17,554)
Total adjustments	(318,887)	(549,493)	(146,268)
Net cash provided by operating activities	370,400	420,557	332,956
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate and deposits related to purchases of real estate	(346,626)	(861,320)	(364,055)
Capital expenditures	(173,662)	(192,404)	(174,499)
Contributions to unconsolidated real estate partnerships	(51,836)	—	—
Distributions from unconsolidated real estate partnerships	207,101	—	—
Proceeds from dispositions of real estate	52,066	1,209,241	915,926
Purchase of corporate assets	(15,862)	(13,940)	(5,171)
Proceeds from repayment of note receivable	—	534,127	—
Proceeds from investments in debt securities	—	—	100,852
Other investing activities, net	15,757	(25,447)	5,229
Net cash (used in) provided by investing activities	(313,062)	650,257	478,282
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	1,005,920	54,156	—
Principal repayments on non-recourse property debt	(119,508)	(449,535)	(1,492,446)
Proceeds from term loans	—	—	1,150,000
Repayment of term loans	(325,000)	(350,000)	(350,000)
Net (repayments of) borrowings on revolving credit facility	(347,000)	159,205	36,756
Payment of debt extinguishment costs	(1,115)	(22,680)	(149,725)
Proceeds from the issuance of unsecured notes payable	—	400,000	—
Proceeds from the issuance of Common Stock	—	—	342,470
Payment of distributions General Partner and Special Limited Partner	(266,140)	(277,551)	(269,601)
Repurchases of common partnership units held by General Partner and Special Limited Partner	(124,361)	(316,710)	—
Payment of distributions to noncontrolling interests	(14,377)	(17,623)	(12,913)
Payment of distributions to Limited Partners	(18,108)	(17,849)	(15,257)
Redemptions of noncontrolling interests in the AIR Operating Partnership	—	(13,394)	(17,905)
Contributions from noncontrolling interests in consolidated real estate partnerships	5,691	9,206	7,458
Other financing activities, net	(37,254)	(19,395)	(20,794)
Net cash used in financing activities	(241,252)	(862,170)	(791,957)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(183,914)	208,644	19,281
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	301,405	92,761	73,480
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$117,491	$301,405	$92,761

See notes to the consolidated financial statements.

Table of Content
APARTMENT INCOME REIT, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022, and 2021
(In thousands)

	2023	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$128,431	$114,340	$130,202
Cash paid for income taxes	$5,720	$5,528	$6,763
Non-cash transactions associated with the acquisition or disposition of real estate:
Non-recourse property debt assumed in connection with the acquisition of real estate	$101,215	$—	$259,248
Issuance of common OP Units in connection with acquisition of real estate	$22,383	$—	$121,557
Proceeds from investment in unconsolidated real estate partnerships for contribution of real estate	$270,730	$—	$—
Other non-cash transactions:
Recognition of right-of-use lease assets	$—	$80,651	$—
Recognition of lease liabilities	$—	$80,651	$—
Accrued capital expenditures (at end of period)	$5,287	$10,701	$9,732
Accrued repurchases of common partnership units (at end of period)	$24,595	$—	$—
See notes to the consolidated financial statements.

Table of Content
APARTMENT INCOME REIT CORP.
APARTMENT INCOME REIT, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Reclassifications
Certain prior period balances in the consolidated balance sheets, statements of operations, and statements of cash flows have been combined or reclassified to conform to current period presentation. These changes had no impact on net income (loss), cash flows, assets and liabilities, equity or partners’ capital previously reported.
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
We own and operate a portfolio of apartment communities, diversified by both geography and price point, in 10 states and the District of Columbia. As of December 31, 2023, our portfolio included 75 apartment communities with 26,626 apartment homes, in which we held an average ownership of approximately 81%. Any references to the number of apartment communities and homes, square footage, or occupancy percentage in these notes to our consolidated financial statements are unaudited.
Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of December 31, 2023, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 159,130,441 common OP Units outstanding. As of December 31, 2023, AIR owned 144,925,604 of the common OP Units of the AIR Operating Partnership and AIR had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock. AIR’s ownership of the total common OP Units outstanding represents 91.1% legal interest in the AIR Operating Partnership and a 93.6% economic interest.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
We consolidate variable interest entities (“VIE”), in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that

Table of Content
could be significant to the VIE. As of December 31, 2023 and 2022, AIR consolidated five and seven VIEs, respectively, including the AIR Operating Partnership. Please see Note 15 for further discussion regarding our consolidated VIEs.
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
For the years ended December 31, 2023, 2022, and 2021, we capitalized to buildings and improvements $1.1 million, $1.5 million, and $2.4 million of interest costs, respectively, and $16.2 million, $16.6 million, and $10.3 million of other direct and indirect costs, respectively.
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

Table of Content
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
Impairment
Real estate and other long-lived assets to be held and used are individually evaluated for impairment when conditions exist that may indicate the carrying amount of a long-lived asset may not be recoverable. We use the held for sale impairment model for properties classified as held for sale, whereby an impairment charge is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. If an impairment indicator exists, we compare the asset’s expected future undiscounted cash flows to its current carrying value to assess whether impairment measurement is necessary. Upon determination that an impairment has occurred, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the real estate and other long-lived assets. During 2023, we recognized a non-cash impairment loss on real estate of $23.6 million. We did not recognize any such impairment during the years ended December 31, 2022 and 2021.
The measurement of impairment is based on the fair value of the community and incorporates various estimates, assumptions, and market data, the most significant being rental rates, operating expense assumptions, expected hold period, capitalization rate, and purchase and sale agreements. We project future rental revenue growth rates using forecasted rates from third-party market research analytics. Property expense growth rates and capitalization rates are based on the apartment communities’ historical, current, and expected future operating results, existing operating expense assumptions, and operational strategies. These projections are adjusted to reflect current economic conditions and require considerable management judgment.
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
Restricted Cash
As of December 31, 2023, restricted cash primarily consists of capital replacement reserves, completion repair reserves, real estate tax, insurance escrow accounts held by lenders, and resident security deposits. As of December 31, 2022, restricted cash primarily consists of cash deposited into 1031 exchange accounts in connection with tax-deferred exchange transactions that were released in conjunction with the Southgate Towers acquisition in January 2023 and the items above.
Goodwill
As of December 31, 2023 and 2022, goodwill associated with our reportable segments totaled $32.3 million. We perform an impairment test of goodwill annually, or when an interim triggering event occurs, by evaluating qualitative factors and quantitative factors, if necessary, to determine the likelihood that goodwill may be impaired. As a result of our annual impairment test, we determined that our goodwill was not impaired during the years ended December 31, 2023, 2022, and 2021.
Other Assets, net
As of December 31, 2023 and 2022, other assets, net was comprised of the following amounts (in thousands):

	2023	2022
Mezzanine investment (1)	$—	$158,726
Right-of-use lease assets	114,740	126,020
Other receivables, net	69,558	69,944
Other	99,622	195,131
Total other assets, net	$283,920	$549,821
(1)    Please see Note 15 for further discussion regarding our Mezzanine investment.

Table of Content
Accrued Liabilities and Other
As of December 31, 2023 and 2022, accrued liabilities and other was comprised of the following amounts (in thousands):

	2023	2022
Mezzanine liability (1)	$—	$158,726
Accrued expenses	234,679	225,888
Other	62,215	129,191
Total accrued liabilities and other	$296,894	$513,805
(1)    Please see Note 15 for further discussion regarding our Mezzanine liability.
Investment in Unconsolidated Real Estate Partnerships
We may own general and limited partner interests in partnerships that either directly, or through interests in other real estate partnerships, own apartment communities. We generally account for investments in real estate partnerships that we do not consolidate under the equity method. Under the equity method, we recognize our share of the earnings or losses of the entity for the periods presented, inclusive of our share of any impairments and disposition gains or losses recognized by and related to such entities, and we present such amounts within income from unconsolidated real estate partnerships in our consolidated statements of operations. Investment in unconsolidated real estate partnerships is included as a separate line item in our consolidated balance sheets.
Investments in unconsolidated real estate partnerships are reviewed for impairments. An impairment loss is recorded when there is a decline in the fair value below the carrying value and we conclude such decline is other-than-temporary. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. We determine the fair value of investments in unconsolidated real estate partnerships using valuation techniques that consider the terms of the in-place leases, current market data for comparable leases, our experience in leasing similar communities, and current plans. We recognized no such impairments for any of the years ended December 31, 2023, 2022, and 2021.
The excess of our cost of the acquired partnership interests over our share of the partners’ equity or deficit are included as a part of our investments in unconsolidated real estate partnerships. We amortize the excess cost over the term of the joint venture agreement. The amortization is recorded as an adjustment of the amounts of earnings or losses we recognize from such unconsolidated real estate partnerships. Please see Note 6 for further discussion regarding our investment in unconsolidated real estate partnerships.
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
Changes in our ownership interest in consolidated real estate partnerships generally consist of our purchase of an additional interest in or the sale of our entire or partial interest in a consolidated real estate partnership. The effect on our equity and partners’ capital of our purchase of additional interests in consolidated real estate partnerships during the years

Table of Content
ended December 31, 2023, 2022, and 2021, is shown in our consolidated statements of equity and partners’ capital. The effect on our equity and partners’ capital of sales of consolidated real estate or sales of our entire interest in consolidated real estate partnerships is reflected in our consolidated statements of operations as gains or losses on dispositions of real estate and accordingly the effect on our equity and partners’ capital is reflected within the amount of net income allocated to us and to noncontrolling interests. Upon our deconsolidation of a real estate partnership following the sale of our partnership interests or liquidation of the partnership following sale of the related apartment community, we derecognize any remaining noncontrolling interest of the associated partnership previously recorded in our consolidated balance sheets.
Noncontrolling Interests in the AIR Operating Partnership
Noncontrolling interests in the AIR Operating Partnership consist of common OP Units and preferred OP Units and are reflected in AIR’s accompanying consolidated balance sheets as noncontrolling interests in AIR Operating Partnership. Holders of preferred OP Units participate in the AIR Operating Partnership’s income or loss only to the extent of their preferred distributions. Within AIR’s consolidated financial statements, after provision for preferred OP Unit distributions, the AIR Operating Partnership’s income or loss is allocated to the holders of common OP Units based on the weighted-average number of common OP Units (including those held by AIR) outstanding during the period. During the years ended December 31, 2023, 2022, and 2021, the holders of common OP Units (excluding those held by AIR) had a weighted-average economic ownership interest in the AIR Operating Partnership of 6.37%, 6.25%, and 6.07%, respectively. Please refer to Note 9 for further information regarding the items comprising noncontrolling interests in the AIR Operating Partnership. Substantially all of the assets and liabilities of AIR are those of the AIR Operating Partnership.
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

Table of Content
gains or losses, we generally do not recognize any loss in connection with the replacement of an existing apartment community component because normal replacements are considered in determining the estimated useful life used in connection with our composite and group depreciation methods.
Share-Based Compensation
We issue various forms of share-based compensation, including stock options and restricted stock awards with service, performance or market conditions. We recognize share-based employee compensation based on the fair value on the grant date and recognize compensation cost over the awards’ requisite service periods. We reduce compensation cost related to forfeited awards in the period of forfeiture. Please refer to Note 10 for further discussion of our share-based compensation.
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

Table of Content
Accounting Pronouncements Recently Issued

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting – Improvements to Reportable Segments Disclosures.” The amendments enhance disclosures of significant segment expenses by requiring to disclose significant segment expenses regularly provided to the chief operating decision maker ("CODM"), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for AIR in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. AIR is currently evaluating the guidance and its impact to the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures," which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. AIR is currently evaluating the guidance and its impact to the consolidated financial statements.
Accounting standards that have been issued by the FASB, or other standards-setting bodies, that are not yet effective or discussed above are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
Note 3 — Significant Transactions
Apartment Community Acquisitions
During the year ended December 31, 2023, we acquired one apartment community located in Raleigh, North Carolina, one apartment community located in Durham, North Carolina, and one apartment community located in Miami Beach, Florida. Summarized information regarding these acquisitions is set forth in the table below (dollars in thousands) as of December 31, 2023:

Number of apartment communities	3
Number of apartment homes	1,115

Purchase price	$452,500
Capitalized transaction costs	6,739
Total consideration (1)	$459,239

Land	$118,564
Building and improvements	318,364
Intangible assets (2)	17,845
Mark-to-market on debt assumed	7,370
Below-market lease liabilities (2)	(2,904)
Total consideration (1)	$459,239
(1)Total consideration for the apartment community acquisition in South Florida includes $101.2 million of debt assumed and the issuance of $22.4 million in common OP Units, which represent non-cash financing.
(2)Intangible assets and below-market lease liabilities for the South Florida apartment community acquisition have a weighted-average term of 1.4 years and 0.5 years, respectively. Intangible assets and below-market lease liabilities for the North Carolina apartment community acquisitions have a weighted-average term of 0.5 years.

Table of Content
Subsequent to the year ended December 31, 2023, we acquired one apartment community located in Raleigh, North Carolina with 384 apartment homes for $86.5 million.
Apartment Community Dispositions
Sold apartment communities during the years ended December 31, 2023, 2022, and 2021, are summarized below (dollars in thousands):

	2023	2022	2021
Number of apartment communities sold	3	18	16
Number of apartment homes sold	257	3,364	1,395
Gain on apartment community sales (1)	$—	$939,806	$243,369
(1)    The apartment communities sold during the year ended December 31, 2023 generated net proceeds of $52.1 million, which approximated their carrying value.
The apartment communities sold were predominantly located outside of primary markets or in lower-rated locations within primary markets and had average revenues per apartment home significantly below those of our retained portfolio.
At the end of each reporting period we evaluate whether any communities meet the criteria to be classified as held for sale. As of December 31, 2023, no communities were classified as held for sale.
Lease Cancellation
During 2021, we leased certain properties for the purpose of their development, which were accounted for as sales-type leases. During the years ended December 31, 2022 and 2021, we recognized income of $17.3 million and $26.0 million, respectively, related to these sales-type leases, which is reflected in interest income in our consolidated statements of operations. During the year ended December 31, 2023, we did not recognize any income as the sales-type leases were cancelled on September 1, 2022.
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
As part of our exit from the New York market, during the year ended December 31, 2023, we evaluated the expected hold period of three apartment communities in our Other Real Estate reporting segment. Given management's assessment of the likelihood of the sale of these assets, which occurred during the year ended December 31, 2023, we reduced the carrying value of the three properties to their estimated fair value and recognized a non-cash impairment loss on real estate of $23.6 million. As of December 31, 2023, the three impaired properties have been sold.
During the years ended December 31, 2022 and 2021, we did not recognize any impairment losses.
Note Receivable from Aimco
In 2020, we acquired a $534 million note receivable (the “Note”) pledged by a subsidiary of Aimco and was secured by a pool of properties owned by Aimco. The Note had an original maturity date of January 31, 2024, and bore interest at a rate of 5.2% per annum. The Note was reported at the outstanding principal balance, and interest receivable related to the unpaid principal was recorded separately in other assets, net in our consolidated balance sheets. The note was prepaid in 2022 and we recognized interest income of $13.8 million, and $27.8 million, during the years ended December 31, 2022, and 2021, respectively.

Table of Content
Note 4 — Leases
Tenant Lessor Arrangements
The majority of lease payments we receive from our residents are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Fixed lease income	$752,068	$715,060	$685,423
Variable lease income	56,060	47,358	46,246
Total lease income	$808,128	$762,418	$731,669
Generally, our residential leases do not provide extension options and, as of December 31, 2023, have an average remaining term of 8.7 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. As of December 31, 2023, future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows (in thousands):

2024	$420,571
2025	85,348
2026	12,975
2027	11,066
2028	9,411
Thereafter	30,685
Total	$570,056
Lessee Arrangements
We recognize right-of-use assets and related lease liabilities, which are included in other assets, net and accrued liabilities and other, respectively, in our consolidated balance sheets. We estimated the value of the lease liabilities using a discount rate equivalent to the rate we would pay on a secured borrowing with similar terms to the lease.
Substantially all of the payments under our ground and office leases are fixed. We exclude options to extend the lease in our minimum lease terms unless the option is reasonably certain to be exercised. During 2022, we assumed a ground lease for a property acquired in the Washington, D.C. area. Our total lease cost for ground and office leases for the years ended December 31, 2023, 2022, and 2021 was $21.5 million, $15.4 million, and $5.3 million, respectively.
As of December 31, 2023, the ground and office leases have weighted-average remaining terms of 88.0 and 5.2 years, respectively, and weighted-average discount rates of 6.8% and 3.8%, respectively. As of December 31, 2023, minimum annual rental payments under these operating leases, reconciled to the lease liability included in accrued liabilities and other in our consolidated balance sheets, are as follows (in thousands):

2024	$8,053
2025	8,084
2026	8,390
2027	8,344
2028	20,945
Thereafter	1,695,808
Total	1,749,624
Less: Discount	1,613,987
Total lease liability	$135,637
Of the total lease liability as of December 31, 2023, $128.1 million of the balance relates to our ground leases, with the remainder relating to our office leases.

Table of Content
Note 5 — Debt
The following table summarizes our total consolidated indebtedness as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Secured debt:
Fixed-rate property debt due May 2025 to January 2055 (1)	$2,236,975	$1,906,151
Variable-rate property debt	—	88,500
Total non-recourse property debt	2,236,975	1,994,651
Debt issuance costs, net of accumulated amortization	(13,184)	(9,221)
Total non-recourse property debt, net	$2,223,791	$1,985,430

Unsecured debt:
Term loans due December 2024 to April 2026 (2)	475,000	800,000
Revolving credit facility borrowings due April 2025 (3)	115,000	462,000
4.58% Notes payable due June 2027	100,000	100,000
4.77% Notes payable due June 2029	100,000	100,000
4.84% Notes payable due June 2032	200,000	200,000
Total unsecured debt	990,000	1,662,000
Debt issuance costs, net of accumulated amortization	(3,447)	(5,801)
Total unsecured debt, net	986,553	1,656,199
Total indebtedness	$3,210,344	$3,641,629
(1)In the first quarter of 2023, AIR borrowed $320 million using 10-year fixed rate financing, bearing interest at 4.9%. Proceeds were used to refinance a floating rate loan and reduce borrowings by $230 million on our revolving credit facility. The stated rates on our fixed-rate property debt are between 2.7% to 5.7%.
(2)The term loans bear interest at a one-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and a SOFR adjustment of 10-basis points, based on our current credit rating. As of December 31, 2023, the weighted-average interest rate for our term loans before consideration of in place interest rate swaps was 6.5%. As of December 31, 2023, our entire $475 million term loan balance is fixed via interest rate swaps at a weighted-average interest rate of 4.3%. The term loans mature on the following schedule: $125 million matures on December 15, 2024, with a one-year extension option; $150 million matures on December 15, 2025; and $200 million matures on April 14, 2026. As of December 31, 2023, the weighted-average remaining term of the term loans was 2.1 years. Subsequent to the year ended December 31, 2023, we restructured interest rate swaps, economically hedging the balance of our term loans at 3.9% for the balance of the year.
(3)As of December 31, 2023, we had capacity to borrow up to $880.7 million under our revolving credit facility after consideration of undrawn letters of credit. The revolving credit facility bears interest at a one-month Term SOFR plus 0.89%, based on our current credit rating, and a SOFR adjustment of 10-basis points. As of December 31, 2023, the weighted-average interest rate for our revolving credit facility was 6.3%. Subsequent to the year ended December 31, 2023, we entered into interest rate swaps economically hedging $200 million of our revolving credit facility borrowings at 4.9%.

In April 2023, we established a secured credit facility that provides for up to $1 billion of committed property level financing, on an as needed basis. The facility has a 15-year term, and provides AIR the opportunity to place up to 10-year non-recourse property debt financing. Pricing can be fixed rate or variable rate at AIR's choice and is based on the Fannie Mae grid.
During the third quarter of 2023, AIR placed $611.4 million in new fixed-rate property debt related to nine properties, which was subsequently contributed to the Core JV. Additionally, one property with $33.0 million in fixed-rate property debt was also contributed to the Core JV, for a total of $644.4 million of debt contributed. As the Core JV is unconsolidated, this fixed-rate property debt is excluded from our consolidated balance sheet as of December 31, 2023.
During the third quarter of 2023, AIR refinanced $325 million of term loans with fixed rate property debt to lock in rates for debt with longer maturities. The amount included full repayment of $150 million of our term loans with a maturity of December 15, 2023 and partial repayment of $175 million of term loans with a maturity of December 15, 2024. In conjunction with the prepayment, AIR accelerated recognition of $0.8 million of associated debt issuance costs, which is included in interest expense in our consolidated statements of operations. As of December 31, 2023, and after consideration of the secured credit facility, total liquidity is approximately $1.9 billion.

Table of Content
As of December 31, 2023, our fixed-rate property debt was secured by 26 apartment communities that had an aggregate net book value of $2.5 billion. AIR did not have any consolidated variable-rate property debt as of December 31, 2023. Principal and interest on fixed-rate property debt are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity.
As of December 31, 2023, the scheduled principal amortization and maturity payments for our outstanding debt balances were as follows (in thousands):

	Amortization	Maturities	Total
2024 (1)	$31,823	$—	$31,823
2025 (1) (2)	29,146	646,323	675,469
2026 (1)	23,625	361,950	385,575
2027	21,071	163,098	184,169
2028	15,537	189,652	205,189
Thereafter	189,352	1,440,398	1,629,750
Total	$310,554	$2,801,421	$3,111,975
(1)Amounts presented above are inclusive of extension options on our terms loans, as outlined above.
(2)The table above excludes our revolving credit facility due April 2025, which had an outstanding balance of $115.0 million as of December 31, 2023.
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
Note 6 — Investment in Unconsolidated Real Estate Partnerships
Joint Venture Transactions
AIR formed two joint ventures in 2023. The first, the Value-Add JV, was formed by contributing the Huntington Gateway property, a 443-unit property located in Virginia in exchange for $9 million in cash and the assumption by the joint venture of $94.1 million in debt, which represents non-cash financing activity during the period. AIR is the general partner and retains legal ownership of 30%, and receives 50% of the net cash flows from operations, and various fees for providing property management, construction, and corporate services to the joint venture. We recognized a gain of $1.0 million in connection with this transaction during the year ended December 31, 2023.
We formed the Core JV by contributing 10 properties located in Philadelphia, PA, Washington, D.C. area, Denver, CO, Oceanside, CA, and Kendall, FL. The Core JV, in which we retain a 53% interest, closed with respect to (i) eight of the properties in July 2023, (ii) one property in August 2023, and (iii) one property in September 2023. The 10 properties, with a total fair value of $1.1 billion and a carrying value of $373.3 million, were contributed to the Core JV subject to $644.4 million of non-recourse property debt, which represents a non-cash financing activity during the period. In advance of the joint venture closing, AIR placed $611.4 million in new non-recourse property debt, which was subsequently contributed to the joint venture. As a result of the transaction, AIR received $201.9 million in cash and recognized a gain of $700.5 million, including the measurement of the fair value of our interest in the Core JV during the year ended December 31, 2023. AIR will earn various fees for providing property management, construction, and corporate services to the joint venture.
Additionally, in the third quarter of 2023, AIR and our joint venture partner increased the investment in the Core JV to fund the joint venture's acquisition of an 11th property, a 456-unit property located in Bethesda, Maryland. The Core JV funded the acquisition with $155.0 million in new debt, and capital contributions to the joint venture of $95.0 million, for a purchase price of $250.0 million. AIR has a 53% ownership in the joint venture's acquisition of the eleventh property.

Table of Content
Unconsolidated Joint Ventures
As of December 31, 2023, AIR has equity investments in three significant unconsolidated joint ventures: the Core JV, the Value-Add JV, and the Virginia JV (collectively, the "Joint Venture Entities"). We account for these joint ventures using the equity method of accounting and our ownership interests meet the definition of a VIE. However, we are not the primary beneficiary and do not consolidate these entities.

	Virginia JV	Value-Add JV (1)	Core JV
Initial formation date	October 2021	June 2023	July 2023
AIR Ownership	20%	30%	53%
Outside entities ownership	80%	70%	47%
Number of apartment communities	3	1	11
Apartment units	1,748	443	3,549
(1)The purchaser acquired a 70% legal ownership in the Huntington Gateway property, but AIR is entitled to 50% of the net cash flows from operations, and various fees for providing property management, construction, and corporate services to the joint venture.
The carrying value of AIR's investment in each joint venture is included in investment in unconsolidated real estate partnerships in our consolidated balance sheets. AIR's exposure to the obligations of the VIEs is limited to the carrying value of the limited partnership interests and AIR's interest of the joint ventures' guarantor non-recourse liabilities. The following table summarizes certain relevant financial information with respect to our investment in unconsolidated joint ventures (in thousands):

	December 31, 2023
	Virginia JV	Value-Add JV	Core JV
Net real estate	$467,020	$131,339	$1,258,307
Other assets, net	7,061	7,368	41,882
Total assets	$474,081	$138,707	$1,300,189

Third-party debt	$395,000	$88,741	$793,910
Accrued liabilities and other	4,070	2,528	10,298
Total liabilities	$399,070	$91,269	$804,208
Total equity	$75,011	$47,438	$495,981

AIR's investment in balance (1)	$17,212	$28,606	$268,931
(1)     AIR's investment in balance includes certain basis differences that are subject to amortization. AIR's investment in unconsolidated real estate partnerships in our consolidated balance sheets also includes $21.3 million related to two immaterial unconsolidated investments.

	December 31, 2022
	Virginia JV	Value-Add JV	Core JV
Net real estate	$481,939	$—	$—
Other assets, net	10,841	—	—
Total assets	$492,780	$—	$—

Third-party debt	$395,000	$—	$—
Accrued liabilities and other	5,179	—	—
Total liabilities	$400,179	$—	$—
Total equity	$92,601	$—	$—

AIR's investment in balance (1)	$20,684	$—	$—
(1)    AIR's investment in unconsolidated real estate partnerships in our consolidated balance sheets includes $21.2 million related to two immaterial unconsolidated investments.

Table of Content
The following tables summarize the financial information related to the Joint Venture Entities for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	December 31, 2023
	Virginia JV	Value-Add JV	Core JV
Total revenues	$44,725	$6,665	$51,341
Total expenses	64,779	12,969	94,141
Net loss	$(20,054)	$(6,304)	$(42,800)

AIR's loss from unconsolidated real estate partnerships	$(3,999)	$(2,772)	$(22,877)

	December 31, 2022
	Virginia JV	Value-Add JV	Core JV
Total revenues	$41,422	$—	$—
Total expenses	57,316	—	—
Net loss	$(15,894)	$—	$—

AIR's loss from unconsolidated real estate partnerships	$(3,504)	$—	$—

	December 31, 2021
	Virginia JV	Value-Add JV	Core JV
Total revenues	$7,471	$—	$—
Total expenses	11,414	—	—
Net loss	$(3,943)	$—	$—

AIR's loss from unconsolidated real estate partnerships	$(565)	$—	$—
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

Table of Content
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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of December 31, 2023, are immaterial to our consolidated financial statements.
Note 8 — AIR Equity
Common Stock
During the years ended December 31, 2023, 2022, and 2021, we declared regular, recurring cash dividends per common share of $1.80, $1.80, and $1.74, respectively.
Share Repurchases
During the year ended December 31, 2023, we repurchased 4.3 million shares of Common Stock for $149.0 million, at an average price of $34.48. Subsequent to year ended December 31, 2023, AIR's Board of Directors authorized an additional $500 million of share repurchases, which replaced the remaining $34.3 million balance under the previous share repurchase authorization. We consider share buybacks as part of a balanced investment program.
Equity Issuance
On April 23, 2021, we issued and sold 7.8 million shares of our Class A Common Stock for $43.77 per share in a private placement to a large global real estate-focused investment firm and received cash proceeds of $342.2 million, net of fees. Proceeds raised were used to repay $318.4 million of property debt with a weighted-average interest rate of 4.6%.
Preferred Stock
As of December 31, 2023 and 2022, we had a single class of perpetual Preferred Stock outstanding, our Class A Preferred Stock, with 20 shares issued and outstanding and a balance of $2.0 million.
Our Class A Preferred Stock has a $0.01 per share par value, is senior to our Common Stock, has a liquidation preference per share of $100,000, and is redeemable at our option on or after December 15, 2025. The holders of our Class

Table of Content
A Preferred Stock are generally not entitled to vote on matters submitted to stockholders. Dividends in an amount per share equal to 8.5% per annum are subject to declaration by our Board of Directors.
Note 9 — Partners’ Capital
Partnership Preferred Units Owned by AIR
At December 31, 2023 and 2022, the AIR Operating Partnership had Class A outstanding preferred units similar to AIR’s Preferred Stock discussed in Note 8. All Class A Partnership Preferred Units are senior to the AIR Operating Partnership common partnership units. Distributions on all Partnership Preferred Units are subject to being declared by the General Partner. The Partnership Preferred Units are redeemable by the AIR Operating Partnership only in connection with a concurrent redemption by AIR of the corresponding AIR Preferred Stock held by unrelated parties.
Redeemable Preferred OP Units
The AIR Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of December 31, 2023 and 2022, the AIR Operating Partnership had the following classes of preferred OP Units (stated at their redemption values, in thousands, except unit and per unit data):

	Distributions per Annum		Units Issued and Outstanding		Redemption Values
Class of Preferred Units	Percent	Per Unit	2023	2022	2023	2022
Class One	8.75%	$8.00	90,000	90,000	$8,229	$8,229
Class Two	1.92%	$0.48	5,368	5,418	132	135
Class Three	7.88%	$1.97	1,310,902	1,310,902	32,772	32,772
Class Four	8.00%	$2.00	644,954	644,954	16,124	16,124
Class Six	8.50%	$2.13	769,585	769,585	19,240	19,240
Class Seven	7.87%	$1.97	25,715	25,715	643	643
Total			2,846,524	2,846,574	$77,140	$77,143
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
These redeemable preferred units are classified within temporary equity in AIR’s consolidated balance sheets and within temporary capital in the AIR Operating Partnership’s consolidated balance sheets.
During the years ended December 31, 2023, 2022, and 2021, approximately 50, 89,000, and 3,000 preferred OP Units, respectively, were redeemed in exchange for cash, and no preferred OP Units were redeemed in exchange for shares of AIR Common Stock or common OP Units.
The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units’ redemption value (in thousands):

Balance at January 1, 2023	$77,143
Preferred distributions	(6,280)
Redemption of preferred units and other	(3)
Net income allocated to preferred units	6,280
Balance at December 31, 2023	$77,140

Table of Content
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
Common partnership units held by AIR are not redeemable whereas common OP Units are redeemable at the holders’ option, subject to certain restrictions, on the basis of one common OP Unit for either one share of Common Stock or cash equal to the fair value of a share of Common Stock at the time of redemption, in AIR Operating Partnership's sole discretion. AIR has the option to deliver shares of Common Stock in exchange for all or any portion of the common OP Units tendered for redemption. When a limited partner redeems a common OP Unit for Common Stock, Limited Partners’ capital is reduced and the General Partner and Special Limited Partners’ capital is increased.
During the years ended December 31, 2023, 2022, and 2021, approximately 528,000, 251,000 and 356,000 common OP Units, respectively, were redeemed in exchange for cash. During the year ended December 31, 2023 no common OP Units were redeemed for shares of Common Stock. During the years ended December 31, 2022 and 2021, approximately 3,000 and 171,000 common OP Units, respectively, were redeemed in exchange for shares of Common Stock.
The holders of the common OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. During the years ended December 31, 2023, 2022, and 2021, the AIR Operating Partnership declared regular, recurring distributions per common unit of $1.80, $1.80, and $1.74, respectively.
Note 10 — Share-Based Compensation
We have a stock award and incentive program to attract and retain officers and independent directors. As of December 31, 2023, approximately 2.4 million shares were available for issuance under our Amended and Restated 2020 Stock Award and Incentive Plan (the “Plan”). The total number of shares available for issuance under this Plan may increase due to any forfeiture, cancellation, exchange, surrender, termination, or expiration of an award outstanding under the Plan. Awards under the Plan may be in the form of restricted stock, stock options, or other types of awards as authorized under the Plan. Our plans are administered by the Compensation and Human Resources Committee of the Board of Directors.
We grant awards that are subject to time-based vesting and require continuous employment, typically over a period of four years from the grant date. We also grant awards that vest based on AIR's total shareholder return ("TSR") relative to various indices or other performance based metrics.
The vesting of TSR awards is based on AIR’s TSR relative to apartment REIT indices, or other real estate indices, over a forward-looking performance period of three years. Earned TSR-based awards, if any, typically vest 50% on each of the third anniversary and fourth anniversary of the grant date, based on continued employment. The vesting of performance awards is conditioned on performance goals achieved in the current year, and typically vest over two to three years. Vested LTIP II units may be converted at the holders’ option to common OP Units for a conversion price over a term of 10 years. Our stock options expire generally 10 years from the date of grant. In the case of stock options, the exercise price of the options granted may not be less than the fair market value of a share of Common Stock at the date of grant.
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

Table of Content
Total compensation cost recognized for share-based awards was as follows for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Share-based compensation expense (1)	$8,874	$7,463	$7,360
Capitalized share-based compensation (2)	422	503	295
Total share-based compensation (3)	$9,296	$7,966	$7,655
(1)Amounts are recorded in general and administrative expenses and property management expenses in our consolidated statements of operations.
(2)Amounts are recorded in building and improvements in our consolidated balance sheets.
(3)Amounts are recorded in additional paid-in capital and common noncontrolling interests in AIR Operating Partnership in the AIR consolidated balance sheets, and in general partner and special limited partner and limited partners in the AIR Operating Partnership consolidated balance sheets.
As of December 31, 2023, total unvested compensation cost not yet recognized was $12.9 million. We expect to recognize this compensation over a weighted-average period of approximately 1.6 years.
Stock Options
As of December 31, 2023, we had stock options outstanding of 831,297, which had no aggregate intrinsic value and a weighted-average remaining contractual term of 2.2 years. We had 718,961 of stock options exercisable as of December 31, 2023, which had no aggregate intrinsic value and a weighted-average remaining contractual term of 1.8 years. The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option.
During 2023, we granted stock options with a weighted-average grant date fair value of $11.62.We did not grant any stock options during 2022 and 2021.
Restricted Stock Awards
As of December 31, 2023, we had 134,615 shares unvested at a weighted-average grant date fair value of $47.78 per share for restricted stock awards that vest over time. As of December 31, 2023, we had 308,327 of shares unvested based on the target performance payout, at a weighted-average grant date fair value of $43.72 per share for performance based restricted stock awards.
The aggregate fair value of restricted stock awards that vested during the years ended December 31, 2023, 2022, and 2021 was $1.7 million, $4.3 million, and $3.2 million, respectively.
LTIP II Units
As of December 31, 2023, we had 3,317,384 of TSR LTIP II units unvested, at a weighted-average grant date fair value of $9.20 per share.
Determination of Grant-Date Fair Value of Awards
Options are granted with an exercise price at the fair market value of our Common Stock on the date of grant and expiration, subject to employment, which is generally 10 years from the date of grant. Factors considered are the simulated stock price as well as total stockholder return relative to both the NAREIT Equity Apartment Index and the MSCI US REIT Index.
We estimated the fair value of TSR-based awards granted in 2023, 2022, and 2021 using a Monte Carlo model with the assumptions set forth in the table below.
The risk-free interest rate reflects the annualized yield of a zero coupon United States Treasury security with a term equal to the expected term of the awards. The expected dividend yield reflects expectations regarding cash dividend amounts per share paid on our Common Stock during the expected term of the awards. Expected volatility reflects an average of the historical volatility of our Common Stock during the historical period commensurate with the expected term of the award that ended on the date of grant, and the implied volatility is calculated from observed call option contracts closest to the expected term. The derived vesting period of restricted stock and TSR LTIP I units was determined based on

Table of Content
the graded vesting terms. The expected term of the stock options and TSR LTIP II units was based on historical exercises and post-vesting terminations. The valuation assumptions for the 2023, 2022, and 2021 grants were as follows:

	2023	2022	2021
Grant date market value of a common share	$38.26	$53.91	$36.84
Risk-free interest rate	3.85%- 4.14%	1.20% - 1.68%	0.24% - 0.78%
Dividend yield	4.70%	3.50%	4.00%
Expected volatility	28.56% - 28.59%	22.63% - 24.83%	23.08% - 28.21%
Derived vesting period of TSR Restricted Stock and TSR LTIP I units	3.5 years	3.5 years	3.2 years
Weighted average expected term of TSR Stock Options and LTIP II units	5.5 years	5.4 years	5.4 years
The grant date fair value for the time-based restricted stock awards reflects the closing price of a share of our Common Stock on the grant date.
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
Because the statute of limitations has not yet elapsed, our United States federal income tax returns for the year ended December 31, 2015, and subsequent years and certain of our state income tax returns for the year ended December 31, 2019, and subsequent years are currently subject to examination by the IRS or other taxing authorities.
We include any interest and penalties related to income taxes within income tax (expense) benefit in our consolidated statements of operations.

Table of Content
Significant components of the income tax benefit or expense are as follows and are classified within income tax (expense) benefit in our consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Current:
Federal	$(1,349)	$(756)	$7,409
State	(952)	(2,807)	(1,971)
Total current	(2,301)	(3,563)	5,438
Deferred:
Federal	(102)	(291)	(153)
State	(24)	(69)	(39)
Total deferred	(126)	(360)	(192)
Total (expense) benefit	$(2,427)	$(3,923)	$5,246
Consolidated income or loss subject to tax consists of pretax income or loss from the continuing operations of our TRS entities and income and gains retained by the continuing operations of the REIT. For the years ended December 31, 2023, 2022, and 2021, we had consolidated net income subject to tax of $24.1 million, $7.4 million, $28.9 million, respectively.
The reconciliation of income tax computed at the United States statutory rate to income tax benefit is shown below (dollars in thousands):

	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense provision at United States statutory rates on consolidated income from continuing operations subject to tax	$(5,065)	(21.0%)	$(1,554)	(21.0%)	$(6,064)	(21.0%)
State income tax expense, net of federal tax expense	(996)	(4.1%)	(2,853)	(38.6%)	(2,011)	(7.0%)
Tax credits	3,420	14.2%	191	2.6%	3,508	12.1%
TRS REIT election	—	—%	—	—%	9,656	33.4%
Other	214	0.9%	293	4.0%	157	0.5%
Total income tax expense	$(2,427)	(10.0%)	$(3,923)	(53.0%)	$5,246	18.0%
For income tax purposes, dividends paid to holders of Common Stock primarily consist of ordinary income, capital gains, qualified dividends, unrecaptured Section 1250 gains, return of capital, or a combination thereof. For the years ended December 31, 2023, 2022, and 2021, dividends per share held for the entire year were estimated to have the following tax attributes:

	2023		2022		2021
(unaudited)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.24	13.1%	$0.21	11.8%	$—	—%
Capital gains	0.06	3.5%	1.37	76.0%	0.44	25.3%
Qualified dividends	—	—%	0.03	1.9%	—	—%
Unrecaptured Section 1250 gain	—	—%	0.19	10.3%	0.13	7.5%
Return of capital	1.50	83.4%	—	—%	1.17	67.2%
Total	$1.80	100.0%	$1.80	100.0%	$1.74	100.0%

Table of Content
Note 12 — Earnings and Dividends per Share and per Unit
AIR and the AIR Operating Partnership calculate basic earnings per common share and basic earnings per common unit, respectively, based on the weighted-average number of shares of Common Stock and common partnership units outstanding, respectively. We calculate diluted earnings per share and diluted earnings per unit taking into consideration dilutive Common Stock and common partnership unit equivalents and dilutive convertible securities outstanding during the period.
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

Table of Content
Reconciliations of the numerator and denominator in the calculations of basic and diluted earnings per share and per unit for the years ended December 31, 2023, 2022, and 2021 are as follows (in thousands, except per share and per unit data):

	2023	2022	2021
Earnings per share
Numerator:
Basic and dilutive net income attributable to AIR common stockholders	$634,444	$903,642	$447,124
Effect of dilutive instruments	6,280	6,388	—
Dilutive net income attributable to AIR common stockholders	$640,724	$910,030	$447,124

Denominator – shares:
Basic weighted-average common shares outstanding	147,899	154,093	154,135
Dilutive common share equivalents outstanding	2,321	2,494	368
Dilutive weighted-average common shares outstanding	150,220	156,587	154,503

Earnings per share – basic	$4.29	$5.86	$2.90
Earnings per share – diluted	$4.27	$5.81	$2.89

Earnings per unit
Numerator:
Basic and dilutive net income attributable to the AIR Operating Partnership’s common unitholders	$677,165	$962,414	$475,557
Effect of dilutive instruments	6,280	6,388	—
Basic and dilutive net income attributable to the AIR Operating Partnership’s common unitholders	$683,445	$968,802	$475,557

Denominator – units:
Basic weighted-average common units outstanding	157,687	164,141	162,739
Dilutive common unit equivalents outstanding	2,321	2,494	369
Dilutive weighted-average common units outstanding	160,008	166,635	163,108

Earnings per unit – basic	$4.29	$5.86	$2.92
Earnings per unit – diluted	$4.27	$5.81	$2.92
The number of common share equivalent securities excluded from the diluted earnings per share calculation were approximately 3.4 million, —, and 1.5 million for the years ended December 31, 2023, 2022, and 2021 respectively.
Note 13 — Fair Value Measurements
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

Table of Content
Recurring Fair Value Measurements
The following table summarizes investments measured at fair value on a recurring basis, which are presented in other assets, net, and accrued liabilities and other in our consolidated balance sheets (in thousands):

	As of December 31, 2023				As of December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate option (1)	$—	$—	$—	$—	$53,481	$—	$53,481	$—
Interest rate swaps - pay-fixed, receive floating	$14,679	$—	$14,679	$—	$32,222	$—	$32,222	$—
Interest rate swaps - pay-floating, receive fixed	$465	$—	$465	$—	$—	$—	$—	$—
Interest rate swap - forward starting	$331	$—	$331	$—	$—	$—	$—	$—
Treasury rate locks	$—	$—	$—	$—	$319	$—	$319	$—
(1)During the second quarter of 2023, the interest rate swap option asset and offsetting liability associated with the Parkmerced mezzanine investment was settled, resulting in equal decreases in other assets and accrued liabilities and other in the consolidated balance sheets which represents non-cash activity.
Financial Assets and Liabilities Not Measured at Fair Value
We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of December 31, 2023 and 2022, due to their relatively short-term nature and high probability of realization. The carrying value of our revolving credit facility and term loans, which we classify as Level 2 in the GAAP fair value hierarchy, approximated their estimated fair value as of December 31, 2023 and 2022, as they bear interest at floating rates which approximate market rates.
We classify the fair value of our non-recourse property debt, unsecured notes payable, seller financing notes receivable, and preferred equity investment within Level 2 of the GAAP fair value hierarchy, as summarized in the following table (in thousands):

	As of December 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$2,236,975	$2,001,532	$1,994,651	$1,753,222
Unsecured notes payable	$400,000	$384,244	$400,000	$371,368
Seller financing note receivable, net (1)	$32,459	$33,042	$31,611	$32,286
Preferred equity investment (2)	$22,693	$23,562	$—	$—
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
(2)As a result of the Value-Add JV transaction in the year ended December 31, 2023, AIR holds a preferred equity investment in the Value-Add JV. The contractual interest rate on the preferred equity investment is 7.25%. The difference between the stated rate and the effective interest rate as of the date of the transaction resulted in a discount recorded of $5.9 million, which represents noncash activity. The preferred equity investment and related discount are included in investment in unconsolidated real estate partnerships in our consolidated balance sheets.
Note 14 — Derivative Financial Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
Our objectives in using interest rate derivatives are to add predictability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps and treasury locks as part of our interest rate management strategy. Interest rate swaps primarily involve the receipt of variable-rate or fixed-rate amounts from a counterparty in exchange for us making fixed-rate or variable-rate payments over the life of the agreements without exchange of the underlying notional amounts.
Changes in fair value of derivatives designated as cash flow hedges are recognized in accumulated other comprehensive income and subsequently reclassified into earnings as an increase or decrease to interest expense. During

Table of Content
the year ended December 31, 2023, we reclassified gains of $25.8 million out of accumulated other comprehensive income into interest expense, inclusive of the Company's acceleration of the reclassification of amounts in accumulated other comprehensive income given that certain hedged forecasted transactions are not expected to occur. During the third quarter of 2023, the Company accelerated a gain of $11.5 million into earnings due to the early payoff of the hedged term loans previously designated. During the year ended December 31, 2022, we reclassified losses of $0.3 million out of accumulated other comprehensive income into interest expense. As of December 31, 2023, we estimate that during the next 12 months, we will reclassify into earnings approximately $6.7 million of the unrealized gain in accumulated other comprehensive income.
Changes in fair value of derivatives not designated in a hedge relationship, or economic hedges, are recognized in gain on derivative instruments, net, in our consolidated statements of operations. During the year ended December 31, 2023, we recorded gains of $16.7 million. During the year ended December 31, 2022, no amounts were recognized related to derivatives not designated in a hedge relationship.
During the second quarter of 2023, we de-designated $830 million of notional value pay-fixed, receive-floating interest rate swaps. As a result, the accumulated unrealized gains at time of de-designation of $29.5 million was expected to be reclassified into earnings over the remaining term of the forecasted transactions. During the year ended December 31, 2023, $4.2 million of this balance was reclassified out of accumulated other comprehensive income into interest expense, and $11.5 million was accelerated into interest expense. The remaining balance of $13.8 million is included within accumulated other comprehensive income as of December 31, 2023 and will be reclassified into earnings over the remaining term of the forecasted transaction.
During the year ended December 31, 2023, we fully terminated eight and partially terminated two interest rate swap positions not designated as hedging instruments. Four of the fully terminated instruments and one of the partially terminated instruments were pay-floating, receive-fixed interest rate swaps with a notional value of $330 million and $100 million, respectively. Four of the fully terminated and one of the partially terminated instruments were offsetting pay-fixed, receive-floating interest rate swaps with a notional value of $330 million, and $100 million, respectively. Upon termination, AIR received $15.5 million in cash.
During the fourth quarter of 2023, AIR entered into a notional value $125 million pay-fixed, receive-floating interest rate swap, economically hedging the remaining $125 million of variable-rate term loans, which results in the outstanding term loan balance of $475 million, with an effective interest rate of 4.3%.
As of December 31, 2023, AIR had a notional value of $555 million of pay-fixed, receive-floating interest rate swaps that are not designated as hedging instruments, and a notional value of $50 million of forward starting interest rate swaps that are not designated as hedging instruments. These derivative instruments are partially offset by a notional value of $80 million of pay-floating, receive-fixed interest rate swaps that are not designated as hedging instruments. Accordingly, the changes in the fair value of these derivatives are recognized in gain on derivative instruments, net, in our consolidated statements of operations. As a result of the $80 million of pay-floating, receive-fixed interest rate swaps that are not designated as hedging instruments, we expect to receive monthly fixed interest income representing the spread between the offsetting pay-fixed and receive-fixed legs of our interest rate swap positions over a weighted-average term of 2.8 years.

Table of Content
The following table summarizes our derivative financial instruments (dollars in thousands):

	As of December 31, 2023
	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)	Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps - pay-fixed, receive floating	7	$555,000	$15,266	$(587)
Interest rate swaps - pay-floating, receive fixed	2	$80,000	$472	$(7)
Interest rate swap, forward starting	1	$50,000	$331	$—

	As of December 31, 2022
	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)	Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value
Derivatives designated as hedging instruments:
Treasury rate lock	1	$100,000	$319	$—
Interest rate swaps - pay-fixed, receive floating	10	$830,000	$32,222	$—
Subsequent to the year ended December 31, 2023, AIR entered into three pay-fixed, receive floating interest rate swaps, with a notional value of $200 million and a term of 2.2 years. The pay-fixed, receive-floating interest rate swaps, economically hedges the balance of our variable-rate revolving credit facility at a weighted-average all-in rate of 4.9%. Additionally, AIR restructured one forward starting interest rate swap on our anticipated fixed-rate property debt and one pay-fixed, receive-floating interest rate swap, on our term loans.
Note 15 — Variable Interest Entities
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
The table below summarizes apartment community information regarding VIEs consolidated by the AIR Operating Partnership:

	December 31, 2023 (1)	December 31, 2022
VIEs with interests in apartment communities	3	5
Apartment communities owned by VIEs	14	16
Apartment homes in communities owned by VIEs	4,866	5,369
(1)During 2023, the number of our VIEs with interests in apartment communities decreased due to our Core JV partner's acquisition of an indirect 47% interest through the Core JV in one consolidated limited partnership with 175 apartment homes, and our purchase of the remaining non-controlling interest in a consolidated limited partnership with 328 apartment homes, which was subsequently contributed to the Core JV during the third quarter of 2023.
Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating

Table of Content
Partnership. Assets and liabilities of VIEs, excluding those of the AIR Operating Partnership, are summarized in the table below (in thousands):

	December 31, 2023	December 31, 2022
ASSETS:
Net real estate	$1,013,770	$1,066,482
Cash and cash equivalents	41,219	54,319
Restricted cash	2,179	2,378
Other assets, net	22,546	20,944
LIABILITIES:
Non-recourse property debt, net	$1,196,280	$1,212,065
Accrued liabilities and other	34,903	35,365
Unconsolidated Entities
We have an interest in a partnership that owns Parkmerced Apartments, which meets the definition of a VIE. However, we are not the primary beneficiary and do not consolidate this partnership. Subsequent to 2020, all risks and rewards of ownership are Aimco’s, however, as legal transfer has not occurred, there is an equal and offsetting liability included in accrued liabilities and other in our consolidated balance sheets. Accordingly, there is no net effect on AIR’s equity or the AIR Operating Partnership’s partners’ capital, and any changes in the equal and offsetting asset and liability represent non-cash activity. As of December 31, 2023 and 2022, the investment balance of $— and $158.7 million, respectively, is included in other assets, net in our consolidated balance sheets.

Please see Note 6 for further discussion regarding our unconsolidated joint ventures.
Note 16 — Business Segments
We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR and have reached a stabilized level of operations. Our Other Real Estate segment includes four properties acquired in 2022, four properties previously leased to Aimco, and four properties acquired in 2023.
Our CODM uses proportionate property NOI to assess the operating performance of our communities. Proportionate property NOI reflects our share of rental and other property revenues, excluding utility reimbursements, less direct property operating expenses, net of utility reimbursements. In our consolidated statements of operations, utility reimbursements are included in rental and other property revenues in accordance with GAAP.
As of December 31, 2023, our Same Store segment included 63 apartment communities with 22,794 apartment homes and our Other Real Estate segment included 12 apartment communities with 3,832 apartment homes.
The following tables present the total revenues, property operating expenses, proportionate property net operating income (loss), and income before income tax expense of our segments on a proportionate basis, excluding amounts related

Table of Content
to communities sold. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of December 31, 2023 (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2023:
Total revenues	$600,142	$119,587	$85,825	$14,482	$820,036
Property management and operating expenses	152,898	37,899	44,295	40,740	275,832
Other operating expenses not allocated to segments (3)	—	—	—	393,976	393,976
Total operating expenses	152,898	37,899	44,295	434,716	669,808
Proportionate property net operating income (loss)	447,244	81,688	41,530	(420,234)	150,228
Other items included in income before income tax expense (4)	—	—	—	541,486	541,486
Income before income tax expense	$447,244	$81,688	$41,530	$121,252	$691,714

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2022:
Total revenues	$556,318	$37,783	$125,800	$53,822	$773,723
Property management and operating expenses	147,084	12,399	51,350	50,431	261,264
Other operating expenses not allocated to segments (3)	—	—	—	384,957	384,957
Total operating expenses	147,084	12,399	51,350	435,388	646,221
Proportionate property net operating income (loss)	409,234	25,384	74,450	(381,566)	127,502
Other items included in income before income tax expense (4)	—	—	—	846,471	846,471
Income before income tax expense	$409,234	$25,384	$74,450	$464,905	$973,973

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Year ended December 31, 2021:
Total revenues	$499,896	$—	$113,634	$127,323	$740,853
Property management and operating expenses	140,829	—	48,101	79,171	268,101
Other operating expenses not allocated to segments (3)	—	—	—	365,547	365,547
Total operating expenses	140,829	—	48,101	444,718	633,648
Proportionate property net operating income (loss)	359,067	—	65,533	(317,395)	107,205
Other items included in income before income tax expense (4)	—	—	—	366,773	366,773
Income before income tax expense	$359,067	$—	$65,533	$49,378	$473,978
(1)Represents adjustments to: (i) exclude AIR’s proportionate share of the results of unconsolidated apartment communities, which is excluded in the related consolidated amounts, and (ii) include the noncontrolling interests in consolidated real estate partnerships’ proportionate share of the results of communities, which is included in the related consolidated amounts. Also includes the reclassification of utility reimbursements from revenues to property operating expenses for the purpose of evaluating segment results. Utility reimbursements are included in rental and other property revenues in our consolidated statements of operations prepared in accordance with GAAP.
(2)Includes: (i) the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any, (ii) property management revenues, which are not part of our segment performance measure, property management expenses and casualty gains and

Table of Content
losses, which are included in consolidated property management and operating expenses and are not part of our segment performance measure, and (iii) the depreciation of capitalized costs of non-real estate assets.
(3)Includes depreciation and amortization, general and administrative expenses, and other expenses, net, and may also include write-offs of deferred leasing commissions, which are not included in our measure of segment performance.
(4)Includes interest income, interest expense, loss on extinguishment of debt, gain on dispositions of real estate, impairments of real estate, and derecognition of leased properties, loss from unconsolidated real estate partnerships, and gain on derivative instruments, net.
The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	December 31, 2023	December 31, 2022
Same Store	$4,131,039	$4,610,356
Other Real Estate	1,519,326	1,211,136
Corporate and other assets (1)	484,387	730,391
Total consolidated assets	$6,134,752	$6,551,883
(1)Includes the assets not allocated to our segments including: (i) corporate assets; (ii) the mezzanine loan investment where the rights and obligations of ownership have been assigned to Aimco; and (iii) properties sold or classified as held for sale.
Capital additions related to our segments were as follows (in thousands):

	2023	2022	2021
Same Store	$134,850	$145,881	$130,207
Other Real Estate	20,724	3,825	—
Total capital additions	$155,574	$149,706	$130,207

Table of Content
APARTMENT INCOME REIT CORP.
APARTMENT INCOME REIT, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(In Thousands, Except Apartment Home Data)

Apartment Community Name	Apartment Type	(1) Date Consolidated	Location	Year Built	Apartment Homes	Initial Cost		(2) Cost Capitalized Subsequent to Consolidation	As of December 31, 2023
						Land	Buildings and Improvements		Land	Buildings and Improvements	(3) Total	(4) Accumulated Depreciation (AD)	Total Cost Net of AD	(5) Encumbrances
Same Store:
21 Fitzsimons	Mid Rise	Aug 2014	Aurora, CO	2008	601	$13,176	$110,795	$40,086	$13,176	$150,881	$164,057	$(53,485)	$110,572	$81,838
3400 Avenue of the Arts	Mid Rise	Mar 2002	Costa Mesa, CA	1987	770	57,241	65,506	101,943	57,241	167,449	224,690	(116,299)	108,391	—
777 South Broad Street	Mid Rise	May 2018	Philadelphia, PA	2010	146	6,986	67,512	5,229	6,986	72,741	79,727	(16,149)	63,578	37,051
Axiom	Mid Rise	Apr 2015	Cambridge, MA	2015	115	—	63,612	5,133	—	68,745	68,745	(21,542)	47,203	—
Bay Parc Plaza	High Rise	Sep 2004	Miami, FL	2000	474	22,680	41,847	65,092	22,680	106,939	129,619	(43,586)	86,033	69,987
Boulder Creek	Garden	Jul 1994	Boulder, CO	1973	221	754	7,730	19,634	754	27,364	28,118	(21,125)	6,993	—
Broadcast Center	Garden	Mar 2002	Los Angeles, CA	1990	279	29,407	41,244	44,820	29,407	86,064	115,471	(46,287)	69,184	—
Calhoun Beach Club	High Rise	Dec 1998	Minneapolis, MN	1928	332	11,708	73,334	62,140	11,708	135,474	147,182	(101,407)	45,775	—
Charlesbank Apartment Homes	Mid Rise	Sep 2013	Watertown, MA	2012	44	3,399	11,726	1,720	3,399	13,446	16,845	(4,902)	11,943	—
Chestnut Hall	High Rise	Oct 2006	Philadelphia, PA	1923	315	12,338	14,299	14,895	12,338	29,194	41,532	(16,044)	25,488	32,291
City Center on 7th	Garden	Jun 2021	Pembroke Pines, FL	2014	700	35,196	186,823	33,250	35,196	220,073	255,269	(21,858)	233,411	—
Flamingo Point, Center Tower	High Rise	Sep 1997	Miami Beach, FL	2003	513	15,279	29,358	240,993	15,279	270,351	285,630	(146,577)	139,053	—
Flamingo Point, South Tower (6)	High Rise	Sep 1997	Miami Beach, FL	1960	260	—	14,570	74,656	—	89,226	89,226	(21,537)	67,689	—
Foxchase	Garden	Dec 1997	Alexandria, VA	1940	2,113	15,496	96,062	95,399	15,496	191,461	206,957	(127,305)	79,652	170,000
Hidden Cove	Garden	Jul 1998	Escondido, CA	1983	334	3,043	17,616	20,372	3,043	37,988	41,031	(23,334)	17,697	64,757
Hidden Cove II	Garden	Jul 2007	Escondido, CA	1986	118	12,849	6,530	7,518	12,849	14,048	26,897	(7,867)	19,030	25,183
Hillcreste	Garden	Mar 2002	Century City, CA	1989	315	35,862	47,216	26,720	35,862	73,936	109,798	(41,057)	68,741	—
Indian Oaks	Garden	Mar 2002	Simi Valley, CA	1986	254	24,523	15,801	13,395	24,523	29,196	53,719	(21,548)	32,171	58,955
Indigo	High Rise	Aug 2016	Redwood City, CA	2016	463	26,932	296,116	12,194	26,932	308,310	335,242	(80,869)	254,373	171,938
Laurel Crossing	Garden	Jan 2006	San Mateo, CA	1971	418	49,474	17,756	20,756	49,474	38,512	87,986	(22,212)	65,774	—
Lincoln Place (7)	Garden	Oct 2004	Venice, CA	1951	795	128,332	10,439	256,641	44,198	351,214	395,412	(193,540)	201,872	169,960
Malibu Canyon	Garden	Mar 2002	Calabasas, CA	1986	698	69,834	53,438	45,720	69,834	99,158	168,992	(70,914)	98,078	158,950
Mariners Cove	Garden	Mar 2002	San Diego, CA	1984	500	—	66,861	18,641	—	85,502	85,502	(52,801)	32,701	—
Meadow Creek	Garden	Jul 1994	Boulder, CO	1968	332	1,435	24,533	13,660	1,435	38,193	39,628	(27,091)	12,537	—
Mezzo	High Rise	Mar 2015	Atlanta, GA	2008	95	4,292	34,178	3,616	4,292	37,794	42,086	(12,332)	29,754	—
Monterey Grove	Garden	Jun 2008	San Jose, CA	1999	224	34,325	21,939	19,497	34,325	41,436	75,761	(20,533)	55,228	45,541
North Park	High Rise	Oct 2021	Chevy Chase, MD	1973	310	42,900	68,090	11,492	42,933	79,549	122,482	(6,726)	115,756	73,634

Table of Content

Apartment Community Name	Apartment Type	(1) Date Consolidated	Location	Year Built	Apartment Homes	Initial Cost		(2) Cost Capitalized Subsequent to Consolidation	As of December 31, 2023
						Land	Buildings and Improvements		Land	Buildings and Improvements	(3) Total	(4) Accumulated Depreciation (AD)	Total Cost Net of AD	(5) Encumbrances
Ocean House on Prospect	Mid Rise	Apr 2013	La Jolla, CA	1970	53	12,528	$18,805	$17,298	$12,528	$36,103	$48,631	$(15,618)	$33,013	$—
One Ardmore	Mid Rise	Apr 2019	Ardmore, PA	2019	110	4,929	61,631	4,135	4,929	65,766	70,695	(11,520)	59,175	28,504
One Canal	High Rise	Sep 2013	Boston, MA	2016	310	—	15,873	184,077	—	199,950	199,950	(59,287)	140,663	—
Pacific Bay Vistas (7)	Garden	Mar 2001	San Bruno, CA	1987	308	28,694	62,460	34,167	23,354	101,967	125,321	(51,306)	74,015	95,804
Pacifica Park	Garden	Jul 2006	Pacifica, CA	1977	104	12,970	6,579	9,765	12,970	16,344	29,314	(10,197)	19,117	37,264
Palazzo at Park La Brea, The	Mid Rise	Feb 2004	Los Angeles, CA	2002	521	48,362	125,464	61,144	48,362	186,608	234,970	(111,787)	123,183	205,883
Palazzo East at Park La Brea, The	Mid Rise	Mar 2005	Los Angeles, CA	2005	611	72,578	136,503	43,699	72,578	180,202	252,780	(110,240)	142,540	174,531
Parc Mosaic	Garden	Dec 2014	Boulder, CO	1970	226	15,300	—	111,319	15,300	111,319	126,619	(24,893)	101,726	—
Peachtree Park	Garden	Jan 1996	Atlanta, GA	1969	303	4,684	11,713	17,696	4,684	29,409	34,093	(20,455)	13,638	—
Preserve at Marin	Mid Rise	Aug 2011	Corte Madera, CA	1964	126	13,516	30,132	81,922	13,516	112,054	125,570	(48,841)	76,729	—
Residences at Capital Crescent Trail	High Rise	Oct 2021	Bethesda, MD	2002	258	15,975	84,167	8,019	15,975	92,186	108,161	(7,664)	100,497	—
Royal Crest Estates	Garden	Aug 2002	North Andover, MA	1970	588	51,292	36,808	29,995	51,292	66,803	118,095	(45,758)	72,337	—
Saybrook Pointe	Garden	Dec 2014	San Jose, CA	1995	324	32,842	84,457	27,878	32,842	112,335	145,177	(37,931)	107,246	107,347
SouthStar Lofts	High Rise	May 2018	Philadelphia, PA	2014	85	1,780	37,428	1,458	1,780	38,886	40,666	(8,261)	32,405	17,000
Sterling Apartment Homes, The	Garden	Oct 1999	Philadelphia, PA	1961	534	8,871	55,365	120,985	8,871	176,350	185,221	(121,690)	63,531	—
The Left Bank	Mid Rise	May 2018	Philadelphia, PA	1929	282	—	130,893	26,672	—	157,565	157,565	(34,431)	123,134	73,658
Tremont	Mid Rise	Dec 2014	Atlanta, GA	2009	78	5,274	18,011	4,365	5,274	22,376	27,650	(7,708)	19,942	—
Vaughan Place Apartments (6)	High Rise	Oct 2021	Washington, D.C.	1988	382	47,276	125,213	17,339	47,244	142,584	189,828	(12,428)	177,400	150,000
Villas at Park La Brea, The	Garden	Mar 2002	Los Angeles, CA	2002	250	8,630	48,871	24,942	8,630	73,813	82,443	(46,528)	35,915	—
Villas of Pasadena	Mid Rise	Jan 2006	Pasadena, CA	1973	92	9,693	6,818	5,826	9,693	12,644	22,337	(7,888)	14,449	20,500
Vivo	High Rise	Jun 2016	Cambridge, MA	2015	91	6,450	35,974	6,623	6,450	42,597	49,047	(19,812)	29,235	—
Waterways Village	Garden	Jun 1997	Aventura, FL	1994	180	4,504	11,064	19,088	4,504	30,152	34,656	(19,909)	14,747	—
Total Same Store					17,555	$1,063,609	$2,649,160	$2,133,624	$974,136	$4,872,257	$5,846,393	$(2,173,079)	$3,673,314	$2,070,576

Other Real Estate:
707 Leahy	Garden	Sep 2022	Redwood City, CA	1973	110	$20,956	$62,605	$185	$20,956	$62,790	$83,746	$(3,069)	$80,677	$—
Brizo Apartments	Garden	Jul 2023	Durham, NC	2019	260	7,652	60,170	1,055	7,652	61,225	68,877	(738)	68,139	41,026
Flamingo Point, North Tower	High Rise	Sep 2022	Miami Beach, FL	1960	366	91,529	290,682	1,561	91,529	292,243	383,772	(13,602)	370,170	—
PRISM	Mid Rise	Sep 2022	Cambridge, MA	2019	136	13,768	74,541	572	13,768	75,113	88,881	(3,668)	85,213	—
Southgate Towers	High Rise	Jan 2023	Miami Beach, FL	1958	495	99,338	187,427	3,392	99,338	190,819	290,157	(6,855)	283,302	84,336
The District at Flagler Village	High Rise	Jul 2022	Fort Lauderdale, FL	2021	350	14,472	156,718	1,526	14,472	158,244	172,716	(8,721)	163,995	—
The Fremont	Mid Rise	Sep 2022	Aurora, CO	2020	253	7,218	92,621	213	7,218	92,834	100,052	(4,651)	95,401	—

Table of Content

Apartment Community Name	Apartment Type	(1) Date Consolidated	Location	Year Built	Apartment Homes	Initial Cost		(2) Cost Capitalized Subsequent to Consolidation	As of December 31, 2023
						Land	Buildings and Improvements		Land	Buildings and Improvements	(3) Total	(4) Accumulated Depreciation (AD)	Total Cost Net of AD	(5) Encumbrances
The Reserve at Coconut Point	Garden	May 2022	Fort Myers, FL	2022	180	$5,162	$66,593	$237	$5,162	$66,830	$71,992	$(4,732)	$67,260	$—
Villages at Olde Towne	Garden	Jul 2023	Raleigh, NC	2022	360	11,575	70,767	535	11,575	71,302	82,877	(1,244)	81,633	33,500
Watermarc at Biscayne Bay	High Rise	Jun 2022	Miami, FL	2021	296	34,710	174,237	2,531	34,710	176,768	211,478	(10,271)	201,207	—
Willard Towers	High Rise	Jun 2022	Washington, D.C.	1969	525	334	179,141	12,701	334	191,842	192,176	(10,776)	181,400	—
Other (8)						4,863	—	12,590	4,860	12,590	17,450	(4,183)	13,267	7,537
Total Other Real Estate					3,331	$311,577	$1,415,502	$37,098	$311,574	$1,452,600	$1,764,174	$(72,510)	$1,691,664	$166,399
Total Portfolio					20,886	$1,375,186	$4,064,662	$2,170,722	$1,285,710	$6,324,857	$7,610,567	$(2,245,589)	$5,364,978	$2,236,975
(1)Date we acquired the apartment community or first consolidated the partnership that owns the community.
(2)Includes costs capitalized since acquisition or date of initial consolidation of the community.
(3)The aggregate cost of land and depreciable property for federal income tax purposes was approximately $6.9 billion as of December 31, 2023 (unaudited).
(4)Depreciable life for buildings and improvements ranges from 5 to 30 years and is calculated on a straight-line basis.
(5)Encumbrances are presented before reduction for debt issuance costs.
(6)Initial cost of buildings and improvements includes the cost of additional apartment homes acquired subsequent to consolidation.
(7)The current carrying value of the apartment community reflects an impairment loss recognized.
(8)Other includes apartment communities under development, land parcels, and certain non-residential properties held for future development.

Table of Content
APARTMENT INCOME REIT CORP.
APARTMENT INCOME REIT, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2023, 2022, and 2021
(In Thousands)

	2023	2022	2021
Total real estate balance at beginning of year	$8,076,394	$6,885,081	$7,468,864
Additions during the year:
Acquisitions and lease cancellation	447,945	1,300,122	723,599
Capital additions	168,248	193,360	168,920
Amounts related to assets held for sale	—	—	(253,547)
Dispositions and other	(1,082,020)	(302,169)	(1,222,755)
Total real estate balance at end of year	$7,610,567	$8,076,394	$6,885,081

Accumulated depreciation balance at beginning of year	$2,449,883	$2,284,793	$2,455,505
Depreciation	310,952	308,382	298,789
Amounts related to assets held for sale	—	—	(107,055)
Dispositions and other	(515,246)	(143,292)	(362,446)
Accumulated depreciation balance at end of year	$2,245,589	$2,449,883	$2,284,793