Form 10-K/A
period 2023-12-31
Apartment Income REIT Corp.; Apartment Income REIT, L.P.
filed 2024-04-29
CIK 1820877, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-K/A
(Amendment No. 1)
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
As of April 22, 2024, there were 145,104,221 shares of Class A Common Stock outstanding.
___________________________________________________
Documents Incorporated by Reference
None

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
This amendment amends the Annual Report on Form 10-K of the Company for the year ended December 31, 2023, that was originally filed with the SEC on February 16, 2024 (the "Original Filing"). The Company is filing this amendment for the purpose of providing the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after the Company's fiscal year end.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
BOARD OF DIRECTORS AND EXECUTIVE OFFICERS
Biographical information for the directors up for election follows. Board service prior to 2021 refers to service on the board of our predecessor, Aimco.

TERRY CONSIDINE Chief Executive Officer Age: 77 Director since 1994
Experience
•Chief Executive Officer, AIR (2020 – present)
•Chief Executive Officer and Chairman, Aimco (1994 – December 2020 separation)
•In 1975, founded and subsequently managed the predecessor companies that became Aimco at its initial public offering in 1994
Qualifications
•Business Operations, Capital Markets, Investor Relations, Property Management and Operations, and Real Estate experience and expertise acquired during the more than 50 years Mr. Considine has been an active real estate investor and serving as CEO at five REITs, including as founder of Aimco
•Investment and Finance – expertise developed over his lengthy experience investing in real estate, television broadcasting, convenience stores, environmental services, and venture capital
•Mr. Considine also brings Financial Expertise and Literacy and Legal, Corporate Governance, Talent Development, and Team Leadership expertise to the Board
Education
•BA, Harvard University
•JD, Harvard Law School
Other Boards/Organizations •Aimco (1994 – 2023)

DEVIN I. MURPHY Managing Director, Phillips Edison & Company Chairman of the Board, AIR Communities Age: 64 Independent Director since 2020
Experience
•Managing Director (2024 – Present); President (2019 – 2023); Chief Financial Officer (2013 – 2019), Phillips Edison & Company
•Vice Chairman, Morgan Stanley (2009 – 2013)
•Held a number of senior positions including Co-head of U.S. Real Estate Investment Banking and Head of Real Estate Private Capital Markets; served on the Investment Committee of the Morgan Stanley Real Estate Funds, a series of global private real estate funds with over $35 billion in assets under management, Morgan Stanley (1994 – 2004)
•Managing Partner, Coventry Real Estate Advisors, a real estate private equity firm (2008 – 2009)
•Global Head of Real Estate Investment Banking, Deutsche Bank, where his team executed over 500 transactions of all types for clients representing total transaction volume exceeding $400 billion, including initial public offerings, mergers and acquisitions, common stock offerings, secured and unsecured debt offerings and private placements of both debt and equity (2004 – 2007)
Qualifications
•Financial Expertise and Literacy, Business Operations, Capital Markets, and Investment and Finance experience and expertise acquired while Mr. Murphy served as an investment banker for 28 years including as Vice Chair of Morgan Stanley and Global Head of Real Estate Investment Banking at Deutsche Bank as well as a c-suite executive for eleven years at Phillips Edison, a $7 billion market capitalization owner and operator of grocery-anchored shopping centers.
•Real Estate Investment and Finance, and Property Management and Operations experience gained at Phillips Edison, and Coventry, which sponsored institutional investment funds that acquire and develop retail properties, as well as through his roles at Deutsche Bank and Morgan Stanley.
•Mr. Murphy also brings Accounting and Auditing for Large Business Organizations, Corporate Governance, Investor Relations and Talent Development and Management expertise to the Board.
Education
•BS, English and History, College of William and Mary
•MBA, Finance, General, University of Michigan

Other Boards
•CoreCivic, Inc., a NYSE listed company that is the nation’s leading provider of high-quality corrections and detention management facilities (2018 – present)
•Aimco (2020 – 2021)
Committees
•Audit
•Compensation and Human Resources
•Governance and Corporate Responsibility

THOMAS N. BOHJALIAN, CFA Age: 58 Independent Director since 2021
Experience
•Executive Vice President/Senior Portfolio Manager, the Head of U.S. Real Estate and Trading departments and responsible for investment decisions for $40 billion of the firm’s assets, Cohen & Steers, a $96 billion global asset manager focused on listed Real Assets (2002 – 2021).
Qualifications
•Capital Markets, Investment and Finance, Investor Relations, Financial Expertise and Literacy, and Real Estate experience and expertise acquired through Mr. Bohjalian's more than 30 years in the real estate industry, where he developed finance experience including investment management and real estate investment; was responsible for two 5-Star Morningstar ranked funds during his tenure, was a five-time winner of the Lipper Fund of the year award, and consistently ranked in the top decile of all real estate fund managers
•Mr. Bohjalian also brings Corporate Governance and Talent Development and Management expertise to the Board
Education
•BS, Business Administration, Northeastern University
•MBA, Northeastern University
•Chartered Financial Analyst

Other Organizations
•New York Society of Security Analysts, Member
•Senior Real Estate Advisor for BeyondView, a PropTech company that creates interactive and photorealistic digital twins of commercial real estate
Committees
•Audit
•Compensation and Human Resources
•Governance and Corporate Responsibility

KRISTIN R. FINNEY-COOKE Managing Director, JP Morgan Multi Asset Solutions Group Age: 54 Independent Director since 2021
Experience
•Managing Director, JP Morgan Multi Asset Solutions Group (September 2021 – present)
•Senior Consultant and Co-Chair of the Diverse Manager Advisory Committee, NEPC Chicago office (2010 – September 2021)
•Principal, including three years as the National Public Fund Segment Leader, Mercer (2004 – 2010)
•Spent six years at Credit Suisse First Boston
•Frequent speaker at conferences and testifies annually at the Illinois State Senate Hearings on behalf of her clients
Qualifications
•Capital Markets and Investment and Finance experience and expertise acquired over Ms. Finney-Cooke's 23-year career at investment management at firms including JP Morgan, NEPC and Mercer, where she provided investment advice including policy development, asset allocation, asset liability and performance modelling and multi-asset solutions
•Financial Expertise and Literacy developed over long career providing investment advice to large asset pools and other public, endowment, healthcare and corporate fund clients, as well as while receiving her MBA in Finance and Accounting and displayed by her CAIA designation
•Talent Development and Management expertise gained while serving as a Senior Consultant in the NEPC Chicago office, where she was the Co-Chair of the Diverse Manager Advisory Committee
Education
•BS, Howard University
•MBA, Finance and Accounting, University of Chicago
•Chartered Alternative Investment Analyst (CAIA) designee

Other Organizations
•Board of Trustees, Chicago State University Foundation, Member & Investment Committee Chair
•Board of Trustees, Ann & Robert H. Lurie Children’s Hospital of Chicago Medical Center
•Economic Club of Chicago, Member
Committees
•Audit
•Compensation and Human Resources
•Governance and Corporate Responsibility

MARGARITA PALÁU-HERNÁNDEZ, ESQ. Founder and Chief Executive Officer, Hernández Ventures Age: 67 Independent Director since 2021
Experience
•Founder and Chief Executive Officer, Hernández Ventures (1988 – present)
•Nominated to serve as a Representative of the United States of America to the Seventy-third Session of the General Assembly of the United Nations with the personal rank of Ambassador (2018)
•Attorney, McCutcheon, Black, Verleger & Shea (1985 – 1988)
Qualifications
•Business Operations and Financial Expertise and Literacy expertise gained through Ms. Palau-Hernandez's current position as the founder/CEO of a privately held enterprise involved in Spanish-language media, business and real estate ventures
•Legal and Real Estate experience acquired during the time she practiced law, where Ms. Palau-Hernandez specialized in real estate transactions
•Ms. Palau-Hernandez also brings expertise in Corporate Governance and Talent Development to the Board.
Education
•BA, magna cum laude, University of San Diego
•JD, UCLA School of Law

Other Boards/Organizations
•Xerox Holdings Corporation (since 2021)
•Conduent Incorporated (since 2019)
•Occidental Petroleum (2020 – 2022)
•Herbalife Nutrition, Ltd. (2018 – 2021)
•ALJ Regional Holdings, Inc. (2015 – 2019)
•Yale School of Management Council of Global Advisors, Chair
•National Museum of the American Latino at the Smithsonian, Vice Chair
•Ronald Reagan UCLA Medical Center Board of Advisors
Committees
•Audit
•Compensation and Human Resources
•Governance and Corporate Responsibility

THOMAS L. KELTNER Age: 77 Independent Director since 2007
Experience
•Executive Vice President and Chief Executive Officer — Americas and Global Brands, Hilton Hotels Corporation (March 2007 – March 2008, which concluded the transition period following Hilton’s acquisition by The Blackstone Group); joined in 1999 and served in various roles
•Served in several positions, Promus Hotel Corporation, including President, Brand Performance and Development (1993 –1999)
•Senior Vice President and COO, Franchise Hotel Division, Holiday Inn Worldwide; President and Managing Director, Holiday Inns International
•President, Saudi Marriott Company, a Marriott Joint Venture
•Management consultant, Cresap, McCormick and Paget, Inc.
•Served as an officer in the U.S. Navy Submarine Service
Qualifications
•Business Operations, Customer Service, Marketing and Branding, and Property Management and Operations experience and expertise acquired during Mr. Keltner's more than 20 years in the areas of hotel development, acquisition, disposition, franchising, and management at major companies including Hilton, Promus, Holiday Inn and Marriott
•Mr. Keltner also brings Financial Expertise and Literacy, and Investment and Finance, Talent Development and Management, and Real Estate expertise to the Board
Education
•BA, Ohio University
•MBA, Stanford Graduate School of Business
Other Boards •Aimco (2007 – 2020) Committees •Audit •Compensation and Human Resources •Governance and Corporate Responsibility •AIR-AIV Transactions, Chair

JOHN DINHA RAYIS Senior Strategic Advisor, Tax and Transaction Liability, Lockton Age: 69 Independent Director since 2020
Experience
•Senior Strategic Advisor, Tax and Transaction Liability, Lockton (2022 – present)
•Adjunct Professor of Tax Law, Stetson University College of Law (2021 – present)
•Partner, Tax, Skadden, Arps, Slate, Meagher & Flom LLP; (1989 – 2016); Of Counsel (2016 – 2018)
•Admitted to practice before the U.S. Supreme Court
•Repeatedly selected for inclusion in Chambers Global: The World’s Leading Lawyers for Business in the “Capital Markets: REITs” category, in Chambers USA, America’s Leading Lawyers for Business as one of America’s leading REIT tax lawyers, and in The Best Lawyers in America
Qualifications
•Legal, REIT Tax, Financial Expertise and Literacy, and Real Estate Investment and Finance acquired over Mr. Rayis' more than 35 years as an attorney advising clients on a variety of complex corporate, partnership and REIT tax law matters
•Mr. Rayis also brings expertise in Capital Markets, Corporate Governance, Talent Development and Team Leadership to the Board
Education
•BA, BS, Michigan State University
•JD, Wayne State University
•LL.M, University of Michigan

Other Boards
•Aimco (2020 – 2021)
•The University of Chicago Medical Center, Board of Trustees (2021 – present)
•Longboat Key Florida Citizens Tax Oversight Committee, Member (2022 - present)
Committees
•Audit
•Compensation and Human Resources, Chair
•Governance and Corporate Responsibility
•AIR-AIV Transactions

ANN SPERLING Trammell Crow Company, retired Age: 68 Independent Director since 2018
Experience
•Advisor (2021 – 2023); Senior Director (2013 – 2021), held a variety of roles, including Senior Managing Director and Area Director for the Rocky Mountain Region (1982 – 2006), Trammell Crow Company, a development and investment firm
•President, Markets West, Jones Lang LaSalle, the public real estate investment and services firm (2012 – 2013), Chief Operating Officer, Americas and served on the governance focused Global Operating Committee (2009 –2012)
•Managing Director, Catellus, then a mixed-use development and investment subsidiary of the public REIT, Prologis, prior to this subsidiary’s preparation for sale (2007 – 2009)
Qualifications
•ESG expertise developed while at Jones Lang LaSalle, where Ms. Sperling served on the Global Operating Committee, which was governance-focused.
•Real Estate Investment and Finance, and Property Management and Operations experience gained during her over 33 years at Trammell Crow, where Ms. Sperling was focused on leadership and governance, property management and the sourcing, capitalization, and execution of new commercial developments
•Business Operations, Marketing and Branding, Financial Expertise and Literacy, and Talent Development and Management experience and expertise acquired during Ms. Sperling’s 40 years in real estate and management, including roles at Jones Lang LaSalle and Catellus, where she was responsible for oversight of operations, finance, marketing, research, operations, human resources, legal, and engineering
Education
•BS, Biology and Psychology, magna cum laude, Tufts University
•MBA, Harvard School of Business

Other Boards/ Organizations
•SmartRent, a NYSE-listed provider of smart home automation technology (2021 - present)
•Aimco (2018 – 2021)
•Anderson Holdings, a private family-owned company with real estate holdings in California, Non-voting, outside advisor to the Board (2023)
•Tufts University School of Arts and Sciences, Advisory Board
•University of Colorado Real Estate Center, International Advisory Board
•Urban Land Institute, Industrial and Office Properties Council (IOPC) Green Flight; Assistant Chair
Committees
•Audit
•Compensation and Human Resources
•Governance and Corporate Responsibility, Chair

NINA A. TRAN Age: 55 Independent Director since 2016
Experience
•Chief Financial Officer, Pacaso, a technology-enabled marketplace focused on co-ownership of luxury second homes (2021 – 2022)
•Chief Financial Officer, Veritas Investments, a real estate investment manager that owns and operates mixed-use-multifamily properties in the San Francisco Bay Area and Southern California (2016 – 2021)
•Chief Financial Officer, Starwood Waypoint Residential Trust, a leading publicly traded REIT that owns and operates single-family rental homes (2013 – 2016)
•Held various positions including Senior Vice President, Chief Accounting Officer, and Chief Global Process Officer at Prologis, Inc., the largest publicly traded global industrial REIT (1995 – 2013)
•Senior Associate, PricewaterhouseCoopers (1991 – 1995)
Qualifications
•Accounting and Auditing for Large Business Organizations, Capital Markets, Investment and Finance, Real Estate Investment and Finance, and Multifamily experience and expertise acquired during Ms. Tran's more than 25 years in real estate and financial management, including serving as CFO, where she focused on real estate and REITs, including multifamily properties
•Financial Expertise and Literacy, Talent Development and Management, and Business Operations expertise gained during Ms. Tran’s various roles over her career, where she was responsible for building and leading finance and accounting, human resources, and technology teams
•Cybersecurity and Information Technology expertise gained through her previous positions at tech-enabled companies and as the head of technology teams, where she led enterprise technology implementations
Education
•BS, Accounting and Computer Information Systems, California State University – East Bay
•Certified Public Accountant (CPA), (inactive)
•Stanford University Executive Women's Leadership Program
•NACD CERT certified for Cybersecurity Risk Oversight

Other Boards/Organizations
•American Assets Trust, a publicly-traded diversified REIT
•Advisory Board, Asian Pacific Fund
•Catalyst Income Fund, a non-profit focused on affordable housing
•Aimco (2016 – 2021)
Committees
•Audit, Chair
•Compensation and Human Resources
•Governance and Corporate Responsibility
•AIR-AIV Transaction

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
How We Are Selected and Elected
Board Composition
The Board is responsible for nominating members for election to the Board and for filling vacancies on the Board that may occur between annual meetings of stockholders.
The Board is focused on being well-constructed and high performing. To that end, the Board has delegated to the Governance and Corporate Responsibility Committee the task of recommending to the Board nominees for director. Nominees are considered based on, among other things, breadth and depth of experience, knowledge, skills, expertise, integrity, ability to make independent analytical inquiries, understanding of AIR’s business environment, and willingness to devote adequate time and effort to Board responsibilities. In considering recommendations to the Board for nominees for director, the Governance and Corporate Responsibility Committee seeks to have a broad range of experience and expertise relevant to AIR’s business. The Board and the Governance and Corporate Responsibility Committee place a premium on individual directors who work well in the collegial and collaborative AIR culture, think and act independently, and can communicate their convictions clearly and effectively. The Governance and Corporate Responsibility Committee also assesses the appropriate balance of skills, experiences, and backgrounds included in the composition of the Board and makes recommendations to the Board.
When formulating its Board membership recommendations, the Board and the Governance and Corporate Responsibility Committee also consider the sometimes-conflicting advice and recommendations from others, including stockholders, as it deems appropriate. Such recommendations are evaluated based on the same criteria noted above. The three most recently added directors were recommended to the Governance and Corporate Responsibility Committee by an

independent search firm, retained to help identify and review director candidates. Prior director candidates were also identified and reviewed by the same independent search firm.
Board Refreshment and Director Tenure
The Board and the Governance and Corporate Responsibility Committee have specifically considered the sometimes-conflicting feedback of some stockholders as well as the discussions of some commentators that suggest lengthy Board tenure should be balanced with new perspectives. The Board has structured itself such that there are directors of varying tenures, with new directors and perspectives joining the Board every few years including three new directors who were elected in 2021 and two new directors who were elected in 2020. The Board has done this while retaining the institutional memory of longer-tenured directors. New directors go through an extensive onboarding process, including meeting with members of management across the entire business. This onboarding process provides an understanding of the business and of the team that drives it.
AIR’s directors work effectively together, functioning as a team with a broad range of expertise and perspectives. Directors have full access to AIR’s team and information about AIR’s business so that they can be well informed to work together to set policies for the AIR enterprise and support management in their achievement.
Gender, Racial, National Origin Diversity of Directors
The Board and the Governance and Corporate Responsibility Committee have specifically considered the sometimes conflicting feedback of some stockholders as well as the discussions of some commentators that AIR’s disclosure (1) of racial/ethnic composition does not allow stockholders to assess the diversity of the directors serving on the Board, (2) does not address whether the Board expressly considers both race and gender as a measure of diversity in the director search process, and (3) does not address whether women and racially diverse candidates are included in the initial pool of candidates when selecting new director nominees.
As described above, the Board and the Governance and Corporate Responsibility Committee take Board composition seriously and are focused on ensuring that candidates allow the Board to be well-constructed and high performing. Our paramount objective is to find directors who will serve the best interests of stockholders. The Board and the Governance and Corporate Responsibility Committee evaluate director candidates in the same way AIR evaluates teammates. That is, AIR’s values are such that the Company sees people for their individual gifts. Attempting to parse, define, or divide individual backgrounds or expecting one person to represent a viewpoint that is broader than that person’s own unique path seems imprecise and inconsistent with AIR’s view of the inherent dignity, complexity, and individuality of each person.
In response to the feedback, each Director has provided a photograph. As shown in the background and skills matrix, the Board is comprised of individuals who bring a broad range of expertise and perspectives as well as a broad range of backgrounds and experiences. The Board and the Governance and Corporate Responsibility Committee have historically, and will continue prospectively to, cast a wide net in searching for director candidates to ensure that the Board and AIR’s stockholders have the benefit of the most qualified candidates reflecting a broad range of skills, experiences, and backgrounds.
Independence of Directors
The Board has determined that to be considered independent, a director may not have a direct or indirect material relationship with AIR or its subsidiaries (directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). A material relationship is one that impairs or inhibits, or has the potential to impair or inhibit, a director’s exercise of critical and disinterested judgment on behalf of AIR and its stockholders. In determining whether a material relationship exists, the Board considers all relevant facts and circumstances, including whether the director or a family member is a current or former employee of the Company, family member relationships, compensation, business relationships and payments, and charitable contributions between AIR and an entity with which a director is affiliated (as an executive officer, partner, or substantial stockholder). The Board consults with the Company’s counsel to ensure that such determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent director,” including but not limited to those categorical standards set forth in Section 303A.02 of the listing standards of the New York Stock Exchange.
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

Majority Voting with a Resignation Policy
AIR requires its directors to be elected by a majority of the votes cast in an uncontested election. Directors failing to get a majority of the votes cast are expected to tender their resignations. If a nominee who currently is serving as a director receives a greater number of “against” votes for his or her election than votes “for” such election (a “Majority Against Vote”) in an uncontested election, Maryland law provides that the director would continue to serve on the Board as a “holdover director.” However, under AIR’s Bylaws, any nominee for election as a director in an uncontested election who receives a Majority Against Vote is obligated to tender his or her resignation to the Board for consideration following certification of the vote. The Governance and Corporate Responsibility Committee will consider any resignation and recommend to the Board whether to accept it. The Board is required to take action with respect to the Governance and Corporate Responsibility Committee’s recommendation.
Retirement Age or Term Limits
Rather than impose arbitrary limits on service, the Company regularly (and at least annually) reviews each director’s continued role on the Board and considers the need for periodic board refreshment.
Charter and Bylaws Amendments
In 2022, the Board took action to amend AIR’s Charter to reduce to a simple majority the stockholder vote required to amend AIR’s Charter and Bylaws. In 2023, the Board took action to amend AIR’s Charter and Bylaws to lower the threshold for stockholders to remove directors to a simple majority of shares outstanding and eliminate the requirement that such removal be for “cause.” The actions taken were approved by shareholders in 2023.
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
How We Are Organized
Board Leadership Structure
In connection with the Separation, Mr. Considine recommended, and the Board concluded that separating the Chairman and CEO role would be most effective for the Company’s leadership and governance. As announced last year and discussed with many shareholders, the Board undertook an orderly succession plan for Thomas L. Keltner, AIR’s former Chairman of the Board. Devin Murphy, who joined the Board in 2020, took over as Chairman of the Board effective at the end of the first quarter 2024.
As Chairman of the Board, Mr. Murphy’s responsibilities include: presiding over meetings of the Board; presiding over executive sessions of the independent directors, which are held regularly and not less than four times per year; with the CEO, setting meeting agendas and schedules; calling meetings of the independent directors; and being available for direct communication with stockholders.

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
Separate Sessions of Independent Directors
AIR’s Corporate Governance Guidelines (described above) provide that the non-management directors shall meet in executive session without management on a regularly scheduled basis, but no less than four times per year. The non-management directors, which group currently is made up of the eight independent directors, met in executive session without management four times during the year ended December 31, 2023.
Meetings and Committees
The Corporate Governance Guidelines (described above) provide that the Company generally expects that the Chairman of the Board will attend all annual and special meetings of the stockholders. Other members of the Board are not required to attend such meetings. All the members of the Board attended the Company’s 2023 Annual Meeting of Stockholders.
The Board held five meetings during the year ended December 31, 2023. During 2023, there were four standing committees: Audit; Compensation and Human Resources; Governance and Corporate Responsibility and AIR-AIV Transactions Committee. During 2023, no director attended fewer than 75% of the aggregate total number of meetings of the Board and each committee on which such director served.
The following table sets forth the number of meetings held by the Board and each committee during the year ended December 31, 2023.

	Board	Non-Management Directors	Audit Committee	Compensation and Human Resources Committee	Governance and Corporate Responsibility Committee	AIR-AIV Transactions Committee
Number of Meetings	5	4	6	11	5	—
Below is a table illustrating the current standing committee memberships and chairmen. Additional detail on each committee follows the table.

Director	AIR-AIV Transactions Committee	Audit Committee	Compensation and Human Resources Committee	Governance and Corporate Responsibility Committee
Terry Considine
Thomas L. Keltner	†	•	•	•
Thomas N. Bohjalian		•	•	•
Kristin R. Finney-Cooke		•	•	•
Devin I. Murphy		•	•	•
Margarita Paláu-Hernández		•	•	•
John Dinha Rayis	•	•	†	•
Ann Sperling		•	•	†
Nina A. Tran	•	†	•	•
•indicates a member of the committee.
†indicates the current committee chairman.
Audit Committee
The Audit Committee consists of the eight independent directors. Ms. Tran serves as the chairman of the Audit Committee. Ms. Tran has regular and recurring conversations with Mr. Beldin, AIR’s Chief Financial Officer (“CFO”), with Ms. Cohn, AIR’s President and General Counsel, with Molly H.N. Syke, AIR’s Chief Accounting Officer, with the head of AIR’s internal audit firm, with representatives of Deloitte & Touche LLP, and with Andrea Young, AIR's Senior Vice President and Chief Technology Officer. The Audit Committee has a written charter that was last reviewed in October 2023 and last modified in October 2021. The Audit Committee’s charter is posted on AIR’s website (www.aircommunities.com) and is also available in print to stockholders, upon written request to AIR’s Corporate Secretary.
2023 Highlights:
In addition to its recurring responsibilities as set forth below, the Audit Committee had particular focus in 2023 on:
•Oversight of AIR's implementation of a new enterprise accounting software
•AIR's cybersecurity and data privacy environment and training for the Board on those subjects
The Audit Committee’s responsibilities are set forth in the following chart.

Audit Committee Responsibilities	Accomplished In 2023
Oversees AIR’s accounting and financial reporting processes and audits of AIR’s financial statements.	✓
Directly responsible for the appointment, compensation, and oversight of the Company's independent auditor and the lead engagement partner and makes its appointment based on a variety of factors.	✓
Reviews the scope, and overall plans for and results of the annual audit and internal audit activities.	✓
Oversees management’s negotiation with the Company’s independent auditor concerning fees and exercises final approval over all independent auditor fees.	✓
Consults with management and the Company’s independent auditor with respect to AIR’s processes for risk assessment and enterprise risk management. Areas involving risk that are reported on by management and considered by the Audit Committee, the other Board committees, or the Board, include: operations, liquidity, leverage, finance, financial statements, the financial reporting process, accounting, legal matters, regulatory compliance, information technology and data protection, sustainability, ESG, compensation, succession planning, and human resources and human capital.	✓
Consults with management and the Company’s independent auditor regarding, and provides oversight for, AIR’s financial reporting process, internal control over financial reporting, and the Company’s internal audit function.	✓
Reviews and approves the Company’s policy governing the hiring of former employees of independent auditors.	✓
Reviews and approves the Company’s policy for the pre-approval of audit and permitted non-audit services by the independent auditor, and reviews and approves any such services provided pursuant to such policy.	✓
Receives reports pursuant to AIR’s policy for the submission and confidential treatment of communications from teammates and others concerning accounting, internal control, and auditing matters.	✓
Reviews and discusses with management and the Company’s independent auditor quarterly earnings releases prior to their issuance and quarterly reports on Form 10-Q and annual reports on Form 10-K prior to their filing.	✓
Reviews the responsibilities and performance of the Company’s internal audit function, approves the hiring, promotion, demotion, or termination of the lead internal auditor, and oversees the lead internal auditor’s periodic performance review and changes to his or her compensation.	✓
Reviews with management the scope and effectiveness of the Company’s disclosure controls and procedures, including for purposes of evaluating the accuracy and fair presentation of the Company’s financial statements in connection with the certifications made by the CEO and CFO.	✓
Meets regularly with members of AIR management and with the Company’s independent auditor, including periodic meetings in executive session.	✓
Performs an annual review of the Company’s independent auditor, including an assessment of the firm’s experience, expertise, communication, cost, value, and efficiency, and including external data relating to audit quality and performance, including recent Public Company Accounting Oversight Board (PCAOB) reports on the Company’s independent auditor and its peer firms.	✓
Performs an annual review of the lead engagement partner of the Company’s independent auditor and the potential successors for that role.	✓
Periodically evaluates independent audit service providers.	✓
Information Security
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
AIR’s technology team, under the leadership of AIR’s Senior Vice President and Chief Technology Officer, who has over 30 years of technology management experience, defines an annual work plan designed to maintain strong cybersecurity maturity, set improvement objectives of key controls and systems, including feedback from third-party assessments, and identify and implement on-going investments to replace or upgrade systems or technologies and proactively maintain strong security. As part of our annual planning, management conducts regular tabletop testing of our incident response plan to increase awareness, establish key decision-making criteria, ensure effective communication among key stakeholders, and comply with AIR’s disclosure obligations. AIR also partners with third-party experts to assess the effectiveness of our cybersecurity prevention and response systems and processes (e.g., periodic penetration testing and assessments of IT general controls). AIR also engages vendors to enhance cybersecurity safeguards and improve incident response and updates or replaces systems and applications as appropriate to improve data processing and storage management and enhance security. To further protect AIR's information systems, we structure and monitor our relationships with third-party service providers and periodically conduct due diligence on their cybersecurity architecture and process design.
To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected AIR and we believe are not reasonably likely to have a material adverse effect on AIR, including its business strategy, results of operations, or financial condition.
The Audit Committee held six meetings during the year ended December 31, 2023. As set forth in the Audit Committee’s charter, no director may serve as a member of the Audit Committee if such director serves on the audit committee of more than two other public companies, unless the Board determines that such simultaneous service would not impair the ability of such director to effectively serve on the Audit Committee. No member of the Audit Committee serves on the audit committee of more than two other public companies.
Audit Committee Financial Expert
AIR’s Board has designated Ms. Tran as an “audit committee financial expert.” In addition, all the members of the Audit Committee qualify as audit committee financial experts. Each member of the Audit Committee is independent, as that term is defined by Section 303A of the listing standards of the New York Stock Exchange relating to audit committees.
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
2023 Highlights:
In addition to its recurring responsibilities as set forth below, the Compensation Committee had particular focus in 2023 on:
•CEO Succession Planning
•Executive Succession Planning and the transition from co-chief investment officers to a single investment leader
The Compensation and Human Resources Committee’s responsibilities are set forth in the following chart.

Compensation and Human Resources Committee Responsibilities	Accomplished In 2023
Responsible for succession planning in all leadership positions, both in the short term and the long term, with particular focus on CEO succession in the short term and the long term.	✓
Oversee the Company’s management of the talent pipeline process.	✓
Oversee the goals and objectives of the Company’s executive compensation plans.	✓
Annually evaluate the performance of the CEO.	✓
Determine compensation for the CEO and with the recommendation of the CEO determine compensation for the other executive officers.	✓
Negotiate and provide for the documentation of any employment agreement (or amendment thereto) with the CEO, as applicable.	✓
Review with the CEO the CEO’s performance evaluation of the other executive officers.	✓
Approve and grant any equity compensation.	✓
Review and discuss the Compensation Discussion & Analysis with management.	✓
Oversee the Company’s submission to a stockholder vote of matters relating to compensation, including advisory votes on executive compensation and the frequency of such votes, incentive and other compensation plans, and amendments to such plans.	✓
Consider the results of stockholder advisory votes on executive compensation and take such results into consideration in connection with the review and approval of executive officer compensation.	✓
Review stockholder proposals and advisory stockholder votes relating to executive compensation matters and recommend to the Board the Company’s response to such proposals and votes.	✓
Review compensation arrangements to evaluate whether incentive and other forms of pay encourage unnecessary or excessive risk taking.	✓
Review and approve the terms of any compensation “claw back” or similar policy or agreement between the Company and the Company’s executive officers.	✓
Review periodically the goals and objectives of the Company’s executive compensation plans, and amend, or recommend that the Board amend, these goals and objectives if appropriate.	✓
Oversee the Company’s culture, with a particular focus on collegiality, collaboration, and team building.	✓
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
As part of its management of the executive talent pipeline, the Board in 2022 and 2023 retained Russell Reynolds Associates to assist it in the evaluation of potential internal CEO candidates, not as a search, but as a tool to assist the Board for the future.
The Compensation and Human Resources Committee held 11 meetings during the year ended December 31, 2023.
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
2023 Highlights:
In addition to its recurring responsibilities as set forth below, the Governance and Corporate Responsibility Committee had particular focus in 2023 on:
•Succession planning for the independent chairman of the board role, which resulted in Mr. Murphy being named as Chairman of the Board effective at the end of the first quarter 2024.
•Board refreshment and vetting dozens of candidates.
•Support for Ms. Shwayder and the Company in pursuing corporate responsibility work that aligns with AIR’s business objectives.
The Governance and Corporate Responsibility Committee’s responsibilities are set forth in the following chart.

Governance and Corporate Responsibility Committee Responsibilities	Accomplished In 2023
Focuses on Board candidates and nominees, and specifically:
•Plans for Board refreshment and succession planning for directors;
•Identifies and recommends to the Board individuals qualified to serve on the Board;
•Identifies, recruits, and, if appropriate, interviews candidates to fill positions on the Board, including persons suggested by stockholders or others; and
•Reviews each Board member’s suitability for continued service as a director when his or her term expires and when he or she has a change in professional status and recommends whether or not the director should be re-nominated.
✓
Focuses on Board composition and procedures as a whole and recommends, if necessary, measures to be taken so that the Board reflects the appropriate balance of knowledge, experience, skills, and expertise required for the Board as a whole.	✓
Develops and recommends to the Board a set of corporate governance principles applicable to AIR and its management.	✓
Reviews corporate governance trends, best practices, and applicable laws and regulations and considers other corporate governance matters and develops recommendations for the Board.	✓
Maintains a related party transaction policy and oversees any potential related party transactions.	✓
Oversees a systematic and detailed annual evaluation of the Board, committees, and individual directors in an effort to continuously improve the function of the Board.	✓
Oversees the Company’s commitment to policies and strategies related to environmental, social, sustainability, and corporate responsibility matters and disclosures related thereto.	✓
Provides guidance to the Board and management about the framework and the forum for the Board to consider important matters of public policy and vet stockholder input.	✓
Reviews annually the Company’s public policy advocacy efforts and political and charitable contributions.	✓
The Governance and Corporate Responsibility Committee held five meetings during the year ended December 31, 2023.
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
The AIR-AIV Transactions Committee’s responsibilities are set forth in the following chart.

AIR-AIV Transaction Committee	Accomplished In 2022
Oversee all prospective contracts or transactions to be entered into by and between AIR and Aimco (each an “AIR-AIV Transaction”) to ensure that all AIR-AIV Transactions are on an arms-length basis and on commercially reasonable terms and provide recommendations to the Board regarding the same.	✓
Review any proposed material modifications, extensions, and terminations (other than by the terms of an agreement) to any contract entered into between AIR and Aimco in connection with the separation of AIR and Aimco or since such time and provide recommendations to the Board regarding the same.	✓
Consider and make periodic recommendations to the Board with regard to the relationship between AIR and Aimco.	✓
Receive a regular report of all material activities between AIR and Aimco, including those pursuant to agreements approved and entered into at the time of the separation transaction.	✓
Exercise such additional powers and duties as may be reasonable, necessary, or desirable, in the AIR-AIV Transaction Committee’s discretion, to fulfill its duties under its charter.	✓
Perform such other functions as assigned by law, AIR’s Charter or Bylaws or the Board.	✓
The AIR-AIV Transactions Committee was formed in July 2021 and meets as often as is necessary to carry out its duties and responsibilities. The AIR-AIV Transactions Committee held no meetings during the year ended December 31, 2023, as there were no proposed transactions between the companies. As part of its annual Board evaluation process, in 2024 the Board determined to disband the AIR-AIV Transactions Committee, and the full Board will be charged with assessing arrangements between the companies should any arise.

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
2023
Compensation for the independent directors for 2023 remained consistent with their compensation for 2022. Specifically, director compensation included a fixed annual cash retainer of $90,000 and an award of 4,250 shares of fully vested AIR Common Stock or partnership units, which shares were awarded on January 31, 2023. The closing price of AIR’s Common Stock on the New York Stock Exchange on January 31, 2023, was $38.26. No meeting fees were paid to the independent directors for attending meetings of the Board and the committees on which they serve. For the year ended December 31, 2023, the independent directors were paid as follows:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Terry Considine(3)	—	—	—	—	—	—	—
Thomas N. Bohjalian	90,000	162,605	—	—	—	—	252,605
Kristin Finney-Cooke	90,000	162,605	—	—	—	—	252,605
Thomas L. Keltner	90,000	162,605	—	—	—	—	252,605
Devin I. Murphy	90,000	162,605	—	—	—	—	252,605
Margarita Paláu-Hernández	90,000	162,605	—	—	—	—	252,605
John Dinha Rayis	90,000	162,605	—	—	—	—	252,605
Ann Sperling	90,000	162,605	—	—	—	—	252,605
Nina A. Tran	90,000	162,605	—	—	—	—	252,605
(1)For 2023, each independent director received a cash retainer of $90,000.
(2)For 2023, each independent director was awarded 4,250 shares of AIR Common Stock or 4,250 partnership units which shares or units were awarded on January 31, 2023, and the closing price on that date was $38.26. The dollar value shown above represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 and is calculated based on the closing price of AIR’s Common Stock on the date of grant.
(3)Mr. Considine, who is not an independent director, does not receive any additional compensation for serving on the Board. Mr. Considine’s compensation as founder and CEO is detailed elsewhere in this report.
2024
Compensation for each of the independent directors in 2024 includes an annual award of 4,861 shares of AIR Common Stock or partnership units, which equity was awarded on January 30, 2024. The closing price of AIR’s Common Stock on the New York Stock Exchange on the grant date was $32.92. The independent directors also received an annual cash retainer of $90,000, paid quarterly. Directors will not receive meeting fees in 2024. In addition, the Chairman of the Board will receive an annual retainer of $75,000, paid quarterly. The chairmen of each of the standing committees (Audit, Compensation and Human Resources, and Governance and Corporate Responsibility) will receive an annual retainer of $25,000, paid quarterly. These chairmanship retainers may be paid in cash, AIR Common Stock, or partnership units at the election of each chairman.

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
To contact AIR’s Corporate Secretary, correspondence should be addressed as follows:
Corporate Secretary
Office of the General Counsel
Apartment Income REIT Corp.
4582 South Ulster Street, Suite 1700
Denver, Colorado 80237
corporatesecretary@aircommunities.com

OUR EXECUTIVES

Please see Mr. Considine’s biography in the "Our Board" section above.
Paul L. Beldin Chief Financial Officer and Executive Vice President Age: 50
Experience
•Chief Financial Officer and Executive Vice President, Aimco/AIR Communities (2015-Present)
•Senior Vice President and Chief Accounting Officer, Aimco (2008-2015)
•Chief Financial Officer or APRO Residential Fund (2007-2008)
•Chief Financial Officer of America First Apartment Investors, Inc. and APRO Residential Fund (2005-2007)
•Audit Senior Manager, Deloitte (1996-2005)
Qualifications
•Paul has over 20 years of real estate experience; including 10 years as a public company CFO
•He is a certified public accountant.
•He is a member of NAREIT's CFO Counsel
Education
•BS, University of Nebraska-Lincoln

Lisa R. Cohn President and General Counsel Age: 55
Experience
•President and General Counsel, AIR Communities (2020-Present)
•Executive Vice President, General Counsel, Secretary, Aimco (2007-2020)
•Senior Vice President and Assistant General Counsel, Aimco (2004-2007)
•Vice President and Assistant General Counsel, Aimco (2002-2004)
•Associate, Hogan & Hartson LLP (now Hogan Lovells) (1998-2002)
•Federal Judicial Law Clerk, US District Court, District of Colorado (1996-1998)
Qualifications
•Lisa oversees governance, information technology and process innovation, human resources, communications, and legal.
•She has had increasing levels of responsibilities across the company, serving as a cross-functional leader of the organization. Lisa has had responsibility for construction services, asset quality and service, insurance, risk management, dispositions nationwide, and Aimco’s acquisition activities in the western region. She also served as chairman of Aimco’s Investment Committee.
•Member of NAREIT’s Advisory Board of Governors.
•Member, Board of Trustees, National Storage Affiliates (NYSE: NSA) (2024-present)
•In private practice, Lisa focused on public and private mergers and acquisitions, venture capital financing, securities, and corporate governance.
Education
•JD, Harvard Law School, cum laude
•AB, Stanford University, with Honors and Distinction

Keith M. Kimmel President of AIR Property Operations Age: 52
Experience
•President of Property Operations, AIR Communities (2020-Present)
•Executive Vice President of Property Operations, Aimco (2011-2020)
•Area Vice President Property Operations Western United States, Aimco (2008-2011)
•Regional Vice President Property Operations California, Aimco (2002-2008)
•Regional Property Manager Beverly Hills, Casden Properties (1998–2002)
•General Manager Southern California, Sares-Regis Group (1992-1998)
Qualifications
•Keith leads corporate, national, regional, and field team members that serve their residents daily. He is responsible for the corporate teams dedicated to data analytics, construction and asset quality, marketing, procurement, revenue management, and the shared service center.
•He is experienced in leading national and corporate teams; 1,000-2,500+ team members, 30,000-90,000+ units, $13B+ in multifamily real estate assets, and $1B in annual revenues.
•His career in the multifamily real estate business began in 1992 as a leasing consultant and then general manager where Keith developed his passion for operating communities, learning the intimate details of providing homes to residents, and celebrating the teams that make it all possible.

Joshua Minix Executive Vice President and Chief Investment Officer Age: 41
Experience
•Executive Vice President and Chief Investment Officer, AIR Communities (2021-Present)
•Investment Manager, Partners Group (2019–2021)
•Managing Director, Avesta Communities (2012–2019)
•Commercial Litigation Attorney, Wiley Rein LLP (2010-2012)
Qualifications
•Joshua led private direct real estate investments for Partners Group in the Americas where he was responsible for investments representing over $4 billion in GAV.
•At Avesta Communities, he executed more than 100 transactions nationally, growing the portfolio by over 15,000 units.
•During Law School, he clerked on the 10th Circuit Court of Appeals in Denver for Justice (then Judge) Neil Gorsuch and was an Editor of the Harvard Journal of Law and Public Policy.
Education
•JD, Harvard Law School; John M. Olin Fellow in Law, Business, and Economics
•BS, George Mason University

Matthew O'Grady Executive Vice President, Capital Markets Age 40
Experience
•Executive Vice President, Capital Markets AIR Communities (2024-Present)
•Senior Vice President, Capital Markets, AIR Communities (2021–2024)
•Director, Lazard (2013–2021)
•Associate, Capital Dynamics (2006–2009)
Qualifications
•Matt has worked on a variety of strategic and capital raising engagements across the real estate sector in his career, including over $30 billion of M&A, capital raising, and restructurings.
•He serves on the Board of Directors for Row New York.
Education
•AB, Harvard University
•MBA, Kellogg School of Management
•JD, Northwestern University School of Law

Patti Shwayder Senior Vice President and Chief Corporate Responsibility Officer
Experience
•Senior Vice President and Chief Corporate Responsibility Officer, AIR Communities (2020–Present)
•Senior Vice President, Government Relations and Strategic Partnerships, Aimco Apartment Homes (2002–2020)
•Executive Director/CEO of three organizations including the Colorado Department of Public Health and Environment, the National Stroke Association and the Association for State and Territorial Health Officials
•Deputy Director, Metro and Regional Air Quality Council (1987-1992)
•Senior Consumer Protection Analyst, U.S. House of Representatives, Subcommittee on Telecommunications, Consumer Protection and Finance (1981–1986) and Congressional staff (1978-80).
Qualifications
•Patti has spearheaded Aimco/AIR Communities’ work with elected officials, government and community partners, redevelopment zoning and entitlement efforts nationwide, and directed the Company’s philanthropic and corporate communications programs. She also leads the Risk Management and Environmental Health and Safety Departments.
•She served in the cabinet of Colorado Governor Roy Romer as executive director of the Colorado Department of Public Health and Environment. She also held leadership roles on the staffs of members of Congress in both the U.S. House and Senate.
Education
•A.B., Brown University
•MPA, University of Colorado, Denver
•Corporate Social Responsibility Program, Harvard Business School
•Senior Executives in State and Local Government Program, Harvard Kennedy School

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION & ANALYSIS (“CD&A”)
Executive Summary
•Mr. Considine’s compensation is largely tied to outperformance as measured by relative Total Shareholder Returns over three-year periods.
•AIR delivered strong operational performance in 2023. Average rents in our portfolio reached a new high and our 14-year revenue CAGR is 4.0%. Full year Same Store Net Operating Income (“NOI”) growth of 9.3% surpassed all of our peers. NOI in our newly acquired properties grew even faster. We had the highest operating margins in the sector - 74.5% NOI Margin vs 67.8% peer average. We were the most efficient in converting rent to Free Cash Flow.
•The annual incentive plan was based on financial, operational, and strategic objectives. Financial and operational results were weighted at 70% of the total incentive, with balance sheet, portfolio quality, and team engagement metrics comprising the remainder.
•Based on overall outperformance on KPIs (Operations Performance, Portfolio Quality, Financial Performance, Balance Sheet and Team Engagement & ESG), the calculated payout was 125.00% of Target.
•Despite this current year outperformance, for 2021 performance-based LTI (2021-2023 performance period), Total Shareholder Return (TSR) underperformed both the NAREIT Equity Apartments Index and the MSCI US REIT Index. Performance equity granted in 2021 earned 0.00% of target, resulting in no payout for Mr. Considine and the NEOs on the portion of their LTI attributable to performance.
•We changed the structure of our performance-based LTI program in 2023, to include a measure tied to Peer Ranking. The structure of the 2023 performance-based LTI program is outlined on pages 27-30.
•The structure of 2024 compensation is largely in line with 2023. The AIR compensation philosophy and general compensation program structure have not changed. AIR remains committed to long-term, stockholder-aligned, performance-based compensation for senior executives. AIR’s say-on-pay support averages a peer leading 97.7% over the past seven years.
Our Named Executive Officers
This CD&A describes the compensation programs and practices regarding our Named Executive Officers (“NEOs”) for 2023. Our NEOs for 2023 were our Chief Executive Officer, Chief Financial Officer and the next three most highly compensated officers:

Name	First Elected	Position
Terry Considine	July 1994	Chief Executive Officer and Director
Paul L. Beldin	September 2015	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	December 2007	President, General Counsel, and Secretary
Keith M. Kimmel	January 2011	President of Property Operations
Joshua Minix	October 2021	Executive Vice President and Chief Investment Officer
2023 Say-on-Pay Vote Result and Stockholder Engagement Regarding Executive Compensation
At AIR’s 2023 Annual Meeting of Stockholders, approximately 96.7% of the votes cast in the advisory vote on executive compensation (also commonly referred to as “Say on Pay”) approved the compensation of AIR’s NEOs as disclosed in the 2023 proxy statement. This is the seventh straight year that AIR’s “Say on Pay” results led peers. The AIR Compensation and Human Resources Committee (the “Committee”) and AIR’s management remain committed to extensive engagement with stockholders as part of ongoing efforts to formulate and implement an executive compensation program designed to align the long-term interests of our executive officers with those of our stockholders.
AIR continued to emphasize stockholder engagement in 2023 as it did in prior years. AIR had met or spoken with holders of approximately 80% of our outstanding shares during 2023. These conversations were wide-ranging on governance, board composition, board refreshment, strategy, executive compensation, and more. We made our Board members available to meet with shareholders if requested, and from time-to-time invited shareholders to lunches or dinners with directors. Director Tom Bohjalian, formerly Senior Portfolio Manager at Cohen & Steers, a dedicated REIT investment fund and the largest such, attended industry conferences and private meetings to listen to investors and provide stockholders assurance that the voice of the investor is well heard in Board deliberations.
Overview of Pay-for-Performance Philosophy and 2023 Business Performance Results
AIR is a pay-for-performance organization. AIR starts by setting target total compensation near the median of target total compensation for its peers as identified below, both as a measure of fairness and also to provide an economic incentive to remain with the Company. Actual compensation varies from target compensation based on the Company’s results. Each officer’s annual cash incentive compensation, “short term incentive” or STI, is based in part on the Company’s performance against corporate, rather than personal, goals. Longer term compensation, “long term incentive” or LTI, follows a similar tiered structure. Each officer’s LTI is based in part on the Company’s “total shareholder return” or TSR, relative to its peers, with executive officers having a greater share of their LTI based on relative TSR. In the case of Mr. Considine, his entire LTI award is “at risk” based on the Company’s relative TSR. LTI is measured (typically over three years) and vests over time (typically 50% after three years and 50% after four years), so that officers bear longer term exposure to the decisions they make. In the case of Mr. Minix, his compensation is tied to production, that is, transactions designed to upgrade the quality of AIR’s portfolio.
To reinforce alignment of stockholder and management interests, the Company also has stock ownership guidelines that require substantial equity holdings by executive officers, as described further on page 38.
Summary of Executive Compensation Program and Governance Practices
What We Pay and Why: Components of Executive Compensation
Total compensation for AIR named executive officers is comprised of the following components:

Compensation Component	Form	Purpose
Base Salary	Cash	Provide a salary that is competitive with market.
STI	Cash or equity	Reward executive for achieving short-term business objectives.
LTI	Restricted stock, Long-Term Incentive Plan ("LTIP") units, and/or stock options, subject to performance and/or time vesting, typically over four years.	Align executive’s compensation with stockholder objectives and provide an incentive to take a longer-term view of AIR’s performance.
A substantial portion of compensation directly ties the interests of executives to the interests of our stockholders. Most compensation is performance-based – STI and Transaction compensation which are both tied to specific performance outcomes, all of Mr. Considine’s LTI and 2/3 of the LTI for NEOs who receive LTI is tied to AIR’s total shareholder return relative to peers’ over a three-year period. A portion of investment-based compensation is tied to the performance of acquisitions compared to underwriting over a three-year period. Only base salary and some time-based LTI for certain NEOs is not specifically performance based. The below illustrates this target pay mix:
CEO Pay Overview
The Committee determines the compensation for the CEO. In setting Mr. Considine’s target total compensation for 2023, the Committee considered, among other things, the peer group compensation data as discussed below and Mr. Considine’s expertise and experience. The Committee continued a compensation plan for Mr. Considine that resulted in approximately 10% base salary, 27% based on AIR’s performance against its 2023 corporate goals and individual performance goals, and 63% based on relative TSR, making more of Mr. Considine’s target compensation tied to TSR than is the case for any of his peers. Mr. Considine’s target compensation mix is illustrated as follows:

Total Compensation for 2023
For 2023, total compensation is the sum of base compensation earned in 2023, STI earned in 2023, and LTI awards granted in 2023.
Base Compensation for 2023
For 2023, Mr. Considine’s base compensation was $800,000, which is below the median for CEOs of his experience, expertise, and tenure in AIR’s peer group. For 2023, base compensation for Messrs. Beldin and Kimmel and

Ms. Cohn were set at $450,000, near the median base compensation paid by our peer companies to executives in similar positions. Mr. Minix had a draw in an amount equal to $450,000, which was earned based on transactions and forfeitable if he had not closed transactions sufficient to earn his draw payment as described in more detail below.
Short-Term Incentive Compensation for 2023
The Committee determined Mr. Considine’s STI with respect to two components: to the extent that AIR met five designated corporate goals, which are described below and are referred to as AIR’s Key Performance Indicators, or KPIs, and his achievement of individual goals.
For the other NEOs, with the exception of Mr. Minix, calculation of STI was determined by the Committee upon Mr. Considine’s recommendation with respect to two components: AIR’s performance against the KPI; and each officer’s achievement of his or her individual Managing AIR Performance (“MAP”) goals. For example, if an executive’s target STI was $400,000 and weighted 75% on KPIs, then 75% of that amount, or $300,000, varied based on KPI results and 25% of that amount, or $100,000, varied based on MAP results. As actual KPI results were 125% of target in 2023, then the executive would receive 125% of $300,000 ($375,000) for the KPI portion of his STI, and if MAP results were 100%, such hypothetical executive would receive 100% of the $100,000, for a total STI payment of $475,000.
AIR’s 2023 KPIs reflected our five areas of strategic focus, as set forth below. Specifically, AIR’s KPIs consisted of the following five corporate goals that were reviewed with, and approved by, the Committee, each weighted as described.
These goals aligned executive officers with AIR’s publicly communicated, long-term goals without encouraging them to take unnecessary and excessive risks. Threshold performance paid out at 50%; target performance paid out at 100%; and maximum performance paid out at 200%.
For some goals, where performance was between threshold and target or between target and maximum, the amount of the payout was interpolated.
The following is a tabular presentation of the performance criteria and results for 2023, explained in detail in the paragraphs that follow:

Performance Measures	Goal Weighting	Threshold 50%	Target 100%	Maximum 200%	Actual	Payout
Operations Performance	30%
SSS NOI Performance as compared to 2023 Budget	30%	3% below Budget	Budget	3% above Budget	(1.75%) unfavorable to an aggressive budget, but outperformed peers in revenue growth, blended lease-to-lease rates, expense control, income growth, and operating margin	25.00%
					Operations Subtotal:	25.00%
Portfolio Quality	10%
Accretive transactions that enhance AIR’s objectives regarding portfolio quality and growth	10%	—	Based on transactions that enhance portfolio quality.	—	Accretive acquisitions that improved the growth, average rent, and average age of the portfolio and dispositions that reduced AIR’s allocation to markets with lower growth or other risks.	20.00%
					Portfolio Quality Subtotal:	20.00%
Financial Performance	40%
Performance Against Overall FFO Budget	30%	$2.31	$2.41	$2.51	$2.41	30.00%
G&A Performance Compared to GAV	10%	16bps	15bps	14bps	15bps	10.00%
					Financial Performance Subtotal	40.00%
Balance Sheet	10%
Debt to EBITDA, Balance Sheet Safety & Cost, Financial Flexibility, Investment Grade Rating	10%	—	Based on balance sheet activities that add financial flexibility.	—	Increased financial flexibility and debt reduction but at higher cost due to timing of fixing variable rates.	20.00%
					Balance Sheet Subtotal:	20.00%
Team Engagement	10%
Team engagement (measured by the Engagement Index from 2023 Talent Lifecycle Surveys) and on-site team morale, engagement, turnover, and productivity	5%	4.00	4.35	4.75	4.41	10.00%
Continued focus on Corporate Social Responsibility, including enhancing public communications disclosure responsive to shareholders and the public.	5%	—	Enhancing public communications disclosure responsive to shareholders and the public	—	Improved disclosure and increased the frequency of CSR communication. Improved GRESB scores. Best ESG program by Multi-Family News.	10.00%
					Team Engagement Subtotal:	20.00%
Grand Total						125.00%

An explanation of the objective of each metric is set forth below.
Operations Performance - Same Store NOI Achievement (30% of KPI). The primary objective of this metric was to fulfill our strategic objective of driving rent growth based on high levels of resident retention, through superior customer selection and satisfaction, coupled with disciplined innovation resulting in sustained cost control, to maximize NOI margins. For 2023, the range for the Same Store NOI achievement goal was as follows: “Threshold” equated to achievement of three percent unfavorable to 2023 budgeted Same Store NOI; “Target” equated to achievement of 2023 budgeted Same Store NOI; and “Maximum” equated to three percent favorable to 2023 budgeted Same Store NOI. The Same Store NOI for 2023 was 1.75% unfavorable to an aggressive budget for Same Store NOI. Although we are unfavorable to our Same Store NOI budget, AIR outperformed its peers in all categories (revenue growth, income growth, blended lease-to-lease rates, expense control and operating margin). The mathematical calculation of Same Store NOI compared to budget would have resulted in a 21.24% payout on this goal, but because of our aggressive budget and our significant outperformance compared to peers, management and the Compensation Committee determined that the payout on the Same Store NOI achievement goal be 25% for each of the NEOs with STI as a component of compensation.
Portfolio Quality (10% of KPI). The primary objective of this metric was to fulfill our strategic objective of closing accretive transactions (“Acquisitions” and “Dispositions”) that enhance our portfolio quality, require lower recurring capital replacement spending, and have a greater allocation to states with greater economic growth and a more reliable rule of law. Our portfolio of apartment communities has been reshaped in terms of value, size, risk, NOI growth rate, and quality and reflects the same store and AIR Edge portfolios.
Acquisitions: In 2023, we acquired four properties with 1,571 apartment homes for approximately $585 million, including one property in Miami, FL ($298 million) one property in Bethesda, MD through the Core Joint Venture (AIR share $132.5 million), and two properties in the Raleigh/Durham, NC area ($154.5 million). In addition, AIR closed on a standalone, ground-up development located in Aurora, CO, for a purchase price of $6.7M and acquired approximately $4.5M in condominiums in Miami, FL and Washington, D.C.
Dispositions: During 2023, AIR completed its exit from New York City with the sale of three properties, totaling 257 units for a gross sales price of $54.2 million.
Joint Ventures: In addition to the above dispositions, AIR formed joint ventures with two of the largest and most sophisticated global real estate investors, creating access to $600 million in equity capital and increasing Assets Under Management to 120% of AIR’s Gross Asset Value.
These outcomes resulted in a payout of this goal of 20.0% for each of the NEOs with STI as a component of compensation.
Financial Performance (40% of KPI)
Performance against overall FFO budget (30% of KPI). We created AIR to be the most efficient and effective way to invest in U.S. multi-family real estate, due to its simplified business model and diversified portfolio of stabilized apartment communities and to maintain an efficient cost structure. For 2023, the range for the FFO performance goal was as follows: “Threshold” equated to achievement of $2.31 per share; “Target” equated to achievement of $2.41 per share; budgeted Same Store NOI; and “Maximum” equated to $2.51 per share. FFO performance was equal to budget. This resulted in a payout on the FFO performance goal of 30% for each of the NEOs with STI as a component of compensation.
G&A performance compared to GAV (10%). For 2023, the range for G&A performance was as follows: “Threshold” equated to achievement of 16 bps; "Target” equated to achievement of 15 bps; budgeted G&A performance compared to GAV, and “Maximum” equated to 14 bps. G&A performance compared to GAV was equal to budget of 15 bps. This resulted in a payout of the G&A performance compared to GAV goal of 10.0% for each of the NEOs with STI as a component of compensation.
Balance Sheet – Debt to EBITDA, Balance Sheet Safety and Cost, Financial Flexibility, Investment Grade Rating (10% of KPI). The primary objective of this goal was to (i) reduce financial risk by reducing total leverage, (ii) use safe property debt that is low-cost, long-dated, amortizing, and non-recourse, limiting entity and refunding risk while maintaining asset flexibility, and (iii) gain access to all sources of debt capital including corporate borrowings by maintaining an S&P investment grade rating and securing a Moody’s investment grade rating. We set out at the beginning of 2023 to achieve a Net Leverage to Adjusted EBITDAre between 5.0:1 and 6.0:1. At year-end, Net Leverage to Adjusted EBITDAre was 6.1:1 as we chose to repurchase 2.1 million shares of common stock for $71.2 million during the last six trading days of 2023. Absent these repurchases, Net Leverage to Adjusted EBITDAre would have been 6:0:1. The purchases put pressure on 2023 year-end Net Leverage to Adjusted EBITDAre but provided benefits for 2024. Other significant accomplishments related to the balance sheet include:
•Placing $1.0 Billion, 10-year committed credit facility with FNMA; more than doubling AIR's liquidity. AIR's liquidity is 3x peer average.
•Reducing 2024 and 2025 maturity risk by $413M, or 43%.
•Extending the weighted-average maturity of AIR's debt by one-third of a year to 6.5 years.
•No debt maturing until Q2 2025.
•Sufficient committed liquidity to repay all maturities through the first quarter of 2027.
The above outcomes - combined with the joint ventures referred to in the Portfolio Quality goal - significantly improved AIR’s strong and flexible balance sheet. This resulted in a payout on the balance sheet goal of 20% for each of the NEOs with STI as a component of compensation.
Team Member Engagement and ESG (10% of KPI).

Team Engagement and on-site team morale, engagement, turnover, and productivity (5%) - The primary objective of this metric was to fulfill our strategic objective of producing a strong, stable team that is the enduring foundation of our success. Every team member is surveyed via a third-party, confidential survey on an annual basis. The teammate engagement score consists of the average of the responses to the questions that comprise the engagement index, on a scale of 1 to 5, for the 79.2% plus teammates who complete the survey during the year. For 2023, the range for team member engagement scores was as follows: “Threshold” equated to 4.00; “Target” equated to 4.35; and “Maximum” equated to 4.75. For 2023, our overall team member engagement was 4.41. In addition to this quantitative component, we focused on the qualitative outcomes related to our onsite team. There our onsite team remains engaged, stable, and productive, particularly in our service team roles, with increased job satisfaction, productivity, retention, and tenure. In addition, AIR received numerous recognitions as a top place to work. For 2023, this resulted in a payout of 10% for each of the NEOs with STI as a component of compensation.
Continued focus on Corporate Responsibility, including enhancing public communications disclosure responsive to shareholders and the public (5%). For 2023, AIR expanded its commitment to smart ESG policies. AIR’s GRESB scores improved to 82/100, placing AIR in the top quartile and a 44% improvement from its first submittal in 2020. AIR was also awarded the national Best ESG Program from Multi-Housing News. AIR contacted holders of more than 75% of outstanding shares to update on AIR's corporate social responsibility progress, including the Multi-Housing News award, GRESB results and the Corporate Responsibility Report. These achievements resulted in a payout of 10% for each of the NEOs with STI as a component of compensation.
The total KPI result was 125.00%.
Goal setting
For all numerical metrics, our target 2023 performance goals were aligned with our 2023 budget goals. We have a rigorous budgeting process that includes an evaluation of prior performance, market data, and peer performance. Our budget strategy is to set ambitious, achievable goals. Our 2023 budget and KPI goals were finalized in January 2023.
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
Investment-based Compensation for 2023
Mr. Minix is responsible for AIR portfolio management and leads the AIR investment team and is compensated based on transactions. Mr. Minix earns his compensation with reference to the value, complexity, and timing of each transaction. The dollar value of the basis points earned on that assessment of each transaction is first credited to the draw and then two-thirds is paid current, and one-third deferred and paid overtime, depending on the acquisition’s performance compared to underwriting and subject to reduction should the performance of the investments be less than the underwriting expectations on which the investment decision was based. Management has flexibility to consider whether any underperformance was due to factors outside the control of the underwriter. The deferred amount bears interest at the same rate as AIR’s revolving credit facility.
In 2023, Mr. Minix earned $1,960,000 (of which $320,000 was deferred) and which includes his $450,000 draw.
Long-Term Incentive Compensation Awards for 2023
For the 2023 LTI program for executive officers, 2023 LTI was granted as follows: (1) on January 31, 2023, performance-based profit participation incentive units in our operating partnership (“LTIP II Units”) were granted to Mr. Considine, representing 100% of his 2023 LTI award, with the earned portion vesting 50% at the end of the three-year performance period and 50% one year later; (2) on January 31, 2023, performance-based restricted stock was granted to Messrs. Beldin and Kimmel and Ms. Cohn, and performance-based stock options were granted to Mr. Beldin, representing two-thirds of their 2023 LTI awards, with the earned portion vesting 50% at the end of the three-year performance period and 50% one year later; and (3) on January 30, 2023, time-based restricted stock was granted to Messrs. Beldin and Kimmel and Ms. Cohn, representing one-third of their 2023 LTI awards, vesting ratably over four years. Mr. Minix has a portion of his compensation deferred subject to the performance of acquisitions as compared to underwriting as described above.

(1)Excludes Mr. Minix as his compensation is tied to transactions as described above, with a portion deferred and measured by comparing the performance of the acquired property to the underwriting at acquisition.
The performance-based LTIP II Units, the performance-based restricted stock, and the performance-based stock options, are referred to as “performance-based LTI awards,” because the number of such LTIP II Units, restricted stock, and the amount of stock options that vest, if any, is determined based on relative TSR performance during a forward looking, three-year performance period, as described in detail below. The amount of performance based LTI awards granted in 2023 that may vest is determined in accordance with the following TSR performance metrics:

Metric and Performance Level(1) (relative performance stated as basis points above or below index performance)(2)
	Threshold 50% Payout	Target 100% Payout	Maximum 200% Payout
Relative to Nareit Equity Apartments Index (30% Weighting)	-250 bps	+50 bps	+400 bps
Relative to MSCI US REIT Index (20% Weighting)	-350 bps	+50 bps	+500 bps
	Threshold 50% Payout	Target 100% Payout	Maximum 300% Payout
Relative to Nareit Equity Apartments Index with Multifamily Peer Ranking
(50% Weighting)
*The maximum payout is 300% if AIR's 3-yr TSR ranks 1st among its peers and AIR stockholders have received at least a 25% absolute TSR. Nothing will be paid on this portion of the LTI if AIR's TSR ranks last among its peers
	-250 bps	+50 bps	+400 bps
(1)The relative metrics above reflect the metrics used for the awards made in 2023 for the three-year forward-looking performance period ending on December 31, 2025.
(2)If absolute TSR for the three-year forward-looking performance period is negative, any portion of the LTI award achieved above target will not vest until absolute TSR is once again positive.
Such metrics apply to the LTIP II Units granted to Mr. Considine, all of which are performance-based, and the performance-based restricted stock granted to Messrs. Beldin, and Kimmel and Ms. Cohn. For the metrics tied to performance relative to the Nareit Equity Apartments Index and the MSCI US REIT Index, the Committee set threshold performance to pay out at 50%; target performance to pay out at 100%; and maximum performance to pay out at 200%, which means that Messrs. Considine, Beldin, and Kimmel and Ms. Cohn may earn between 0% and 200% of the target award for these metrics. For the metric tied to performance relative to the Nareit Equity Apartments Index with Multifamily Peer Ranking, the Committee set threshold performance to pay out at 50%; target performance to pay out at 100%; and maximum performance to pay out at 300%, which means that Messrs. Considine, Beldin, and Kimmel and Ms. Cohn may earn between 0% and 300% of the target award for this metric. The maximum payout is achieved only when AIR ranks 1st among its peers and AIR stockholders have received at least a 25% absolute TSR and nothing will be earned on this metric if AIR’s TSR ranks last among its peers. With all metrics combined, the maximum payout would be approximately 250%, but may vary due to rounding and valuations of each equity instrument tied to each metric. If performance is between threshold and target or between target and maximum, the amount of the payout will be interpolated. Performance-based LTI awards vest 50% following the end of the three-year performance period (based on attainment of TSR targets), and 50% one year later, for a four-year plan from start to finish, illustrated below, generally subject to the grantee’s continued service to AIR, and subject to a delay if absolute TSR for the three-year performance period is negative.
For the purpose of calculating the number of LTIP II Units, Restricted Stock, and Stock Options granted, the target LTI dollar amount was divided by the valuation prices indicated below that were calculated by a third-party financial firm with particular expertise in the valuation of such equity instruments.

	Metric and Valuation per Instrument
	LTIP II Units	Stock Options	Restricted Stock
Relative to Nareit Equity Apartments Index (30% Weighting)	$9.48	$9.23	$41.63
Relative to MSCI US REIT Index (20% Weighting)	$10.12	$9.84	$41.13
Relative to Nareit Equity Apartments Index with Multifamily Peer Ranking (50% Weighting) *The maximum payout is 300% if AIR’s 3-yr TSR ranks 1st among its peers and AIR stockholders have received at least a 25% absolute TSR. Nothing will be paid on this portion of the LTI if AIR’s TSR ranks last among its peers	$12.01	$11.62	$48.91
The share award agreements to which the performance-based restricted shares were granted do not provide for the payment of dividends until the shares are earned. Dividends accrue during the performance period.

Mr. Considine’s LTIP II Units are intended to constitute profits interests within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”). Mr. Considine was granted the ability to participate in the appreciation of value of AIR that took place after these LTIP II Units were granted, subject to their vesting. Once vested and until the 10-year anniversary of the grant date, the LTIP II Units may be converted at Mr. Considine’s election into a number of units whose value is determined based on the market price of AIR’s Common Stock on the conversion date less the closing price of AIR’s Common Stock on the date of grant, which was $37.23. Additional details regarding the structure of LTIP II Units can be found in the Seventh Amended and Restated Agreement of Limited Partnership of the AIR Operating Partnership, the Form of Performance Vesting LTIP Unit Agreement, and the Form of Performance Vesting LTIP II Unit Agreement, all of which are incorporated by reference into AIR’s Annual Report on Form 10-K for the year ended December 31, 2023, as Exhibits 10.1, 10.11 and 10.13, respectively.
NEO Compensation for 2023
The Committee determined Mr. Considine’s STI for 2023 would be based on 50% of AIR’s performance against its KPI described above and 50% on his individual goals (60% AIR share price multiple, 30% Leadership Development; 10% Investor Communications). The Committee granted Mr. Considine’s STI in the form of LTIP II units on January 31, 2023, for the two-year vesting period of 2025 and 2026. The Committee calculated Mr. Considine’s STI by multiplying his STI target of $2.2 million by 108.65%, which was the Committee’s payout determination having reviewed overall performance on AIR’s KPI and his individual goals (60% based on multiple expansion, 30% based on leadership development, and 10% based on investor relations and communications). The Committee granted Mr. Considine’s LTI in the form of LTIP II Units on January 31, 2023, for the three-year performance period from January 1, 2023, through December 31, 2025; the LTI grant is entirely at risk, based on relative returns over the performance period.
For Mr. Kimmel and Ms. Cohn, an allocation of the target STI was made as follows: 75% of the target STI was calculated based on AIR’s performance against KPI and 25% of the target STI was calculated based on achievement of their individual MAP goals. For Mr. Beldin, an allocation of the target STI was made as follows: 25% of the target STI was calculated based on AIR’s performance against KPI and 75% of the target STI was calculated based on the achievement of his individual MAP goals. As noted above, AIR’s KPI performance was 125%.
Accordingly, each was awarded 125% of the portion of his or her STI attributable to KPI (i.e., 75% of the target STI amount shown below for Mr. Kimmel and Ms. Cohn and 25% of the target STI amount shown below for Mr. Beldin).
In determining the MAP achievement component of 2023 STI, the Committee, based on Mr. Considine’s evaluation and recommendation, determined that Mr. Beldin’s MAP achievement would be paid at 130% of target for his leadership of Financial Planning & Analysis, Accounting, including the streamlining of accounting processes and the implementation of a new ERP, and management of AIR’s balance sheet; Ms. Cohn’s MAP achievement would be paid at 150% for her leadership over various AIR initiatives, process improvement, team and culture, and minimizing AIR’s contingent liabilities; Mr. Kimmel’s MAP achievement would be paid at 190% for his leadership of AIR’s operating team and the outstanding operating results especially as compared to peers.
As described above, LTI for the NEOs including the CEO was granted on January 31, 2023, in the form of LTIP II Units, stock options, or restricted stock.
As described above, Mr. Minix earned $1,960,000 of which $320,000 is deferred and subject to adjustment depending on the performance of investments as compared to underwriting.
Target compensation and incentive compensation for 2023 for the other NEOs is summarized as follows:

					Target Total Incentive			2023 Incentive Compensation ($)
					Compensation			STI		LTI
	Target Total Compensation ($)		Paid Base ($)		STI/Investment Based Compensation ($)		LTI ($)	($) (1)		Time-Based LTI ($)(2)	Performance- Based Equity- Stock ($)(3)	Performance- Based Equity- Stock Options ($)(3)
Mr. Considine	8,000,000		800,000		2,200,000		5,000,000	2,390,300	(5)	—	3,400,000	—
Mr. Beldin	1,500,000		450,000		425,000		625,000	547,188		123,333	409,167	92,500
Ms. Cohn	2,400,000		450,000		550,000		1,400,000	721,875		466,667	933,333	—
Mr. Kimmel	2,000,000		450,000		550,000		1,000,000	776,875		333,333	666,667	—
Mr. Minix	1,640,000	(4)	450,000	(4)	1,190,000	(4)	—	—		—	—	—
(1)Amounts shown reflect the 2023 STI paid to each of Messrs. Considine, Beldin, Kimmel and Ms. Cohn.
(2)For Messrs. Beldin, and Kimmel and Ms. Cohn, comprises one-third of the LTI target, vesting ratably over four years, and is for the purpose of attracting and retaining key talent integral AIR’s success. For Messrs. Beldin, and Kimmel and Ms. Cohn, time-based LTI was in the form of restricted stock.
(3)Amounts shown reflect a 100% payout of the performance-based shares resulting from achieving “target” performance. Actual payouts will be in a range of 0% to 200% of these amounts, depending on performance results for the three-year performance period from January 1, 2023, through December 31, 2025.
(4)Mr. Minix is responsible for AIR portfolio management and leads the AIR investment team. Mr. Minix's compensation is transaction based. Mr. Minix has a $450,000 per year draw and his transaction compensation is determined with reference to the value, complexity, and timing of each transaction. The dollar value of the basis points earned on that assessment of each transaction is first credited to the draw and then two-thirds is paid current and one-third deferred and paid overtime, depending on the acquisition’s performance compared to underwriting and subject to reduction should the performance of the investments be less than the underwriting expectations on which the investment decision was based. Management has flexibility to consider whether any underperformance was due to factors outside the control of the underwriter. The deferred amount of $320,000 bears interest at the same rate as AIR’s revolving credit facility.
Determination Regarding 2021 Performance Share Awards. As part of the 2021 LTI program, AIR granted performance-share awards that might be earned based on relative TSR as compared to the Nareit Equity Apartments Index (60% weighting) and the MSCI US REIT Index (40% weighting) over a three-year performance period ending on December 31, 2023, with awards vesting 50% following the end of the three-year performance period (based on attainment of TSR targets) and 50% one year later, for a four-year plan from start to finish. On January 31, 2023, the Committee determined that AIR’s three-year TSR was 1,294 basis points lower than the Nareit Equity Apartments Index and 1,897 basis points lower than the MSCI US REIT Index for the three-year performance period ending on December 31, 2023, resulting in the number of shares being earned at 0.00% of target for Messrs. Considine, Beldin, and Kimmel and Ms. Cohn.
The chart below summarizes the results for the 2021 LTI awards, and provides performance as of December 31, 2023, for the “in progress” 2023 and 2022 LTI awards.

Long Term Incentive Plan Award Status
Three-Year Performance Period	2021	2022	2023	2024	2025	Status	CEO % Payout(1)		Other NEOs(2)
2023 – 2025			33% Completed			Tracking Between Threshold and Target	0%		62%
2022 – 2024		67% Completed				Tracking Between Target and Maximum	0%	(3)	33%	(3)
2021 – 2023	100% Completed					Payout Achieved Between Threshold and Target	0.00%	(3)	33%	(3)
(1)100% of the LTI award for Mr. Considine is performance-based, or at risk, based entirely on relative TSR.
(2)Two-thirds of the LTI awards for the other NEOs are performance-based, or at risk, based on relative TSR, and the remaining one-third of the LTI awards are for the purpose of retention, or time-based. Payouts shown include the time-based portion of the awards.
(3)Amounts reflect AIR's TSR performance of “in progress” awards as of December 31, 2023.
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

Maintains a claw back policy. In the event of a financial restatement resulting from misconduct by an executive, the claw back policy allows the Company to recoup incentive compensation paid to the executive based on the misstated financial information. The policy covers all forms of bonus, incentive, and equity compensation

Conducts a risk assessment. The Committee annually conducts a compensation risk assessment to determine whether the compensation policies and practices, or components thereof, create risks that are reasonably likely to have a material adverse effect on the Company.

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
How peer comparators are identified
The Committee considered enterprise Gross Asset Value (“GAV”), as reported by Green Street Advisors, to be an imprecise, but reasonable representation and useful reference point of the size or complexity of a real estate business and of the responsibilities of its leaders. In addition to GAV, the Committee also reviewed other factors, including gross revenues, number of properties, and number of employees, to determine if these factors provided any additional insight into the work and requirements of its leaders. Based on this analysis, we included as “peers” for 2023 compensation the following 20 real estate companies:

Peer Group
Agree Realty Corporation	Independence Realty Trust
Americold Realty Trust	Kilroy Realty Corp.
Brixmor Property Group, Inc.	Kite Realty Group
Cousins Properties	Macerich
CubeSmart	National Storage
Douglas Emmett	NNN Reit
EastGroup Properties	Omega Healthcare Investors
Federal Realty	Park Hotels
First Industrial Realty	Spirit Realty Capital, Inc.
Healthcare Realty Trust	STAG Industrial
At the time 2023 compensation targets were established, approximately half of these real estate companies had a larger GAV, and approximately half of these real estate companies had a smaller GAV, than AIR. Due to changes in GAV for AIR and its peers during 2022, Cousins Properties, Independence Realty Trust, Kite Realty Group, Macerich, NNN REIT were added to the peer group for 2023 in replacement of Lamar Advertising Company, Life Storage, Inc., National Retail Properties, Inc., Rexford Industrial Realty, Inc., SL Green Realty Corp.
For Mr. Kimmel, whose position as President of Property Operations, does not have a good benchmark outside of the multi-family industry, we used a multi-family peer group for benchmarking his 2023 compensation, consisting of the following six multi-family real estate companies: AvalonBay Communities, Inc., Camden Property Trust, Essex Property Trust, Equity Residential, Mid-America Apartment Communities, Inc., and UDR, Inc.
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
Use of LTI. LTI is included in target total compensation and typically vests over a period of four years. The vesting period encourages officers to focus on sustaining AIR’s long-term performance. Executive officers with more responsibility for strategic and operating decisions have a greater percentage of their target total compensation allocated to LTI. LTI is capped at 2.5 times target, or 250%, for the CEO, and 1.33 times target, or 133%, for the other NEOs.

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

Shared performance metrics across the organization. A portion of 2023 STI for AIR NEOs was based upon our performance against its publicly communicated corporate goals, which were core to the long-term strategy of our business and are reviewed and approved by the Committee. Fifty percent of Mr. Considine’s 2023 STI, and up to 75% of the STI for the other NEOs, was based upon our performance against its corporate goals. In addition, having shared performance metrics across the organization reinforces our focus on a collegial and collaborative environment.

LTI based on TSR. A portion of 2023 LTI for all the NEOs was based on relative TSR. In general, the more senior level the officer, the greater the percentage of LTI that is based on relative TSR rather than time-vesting. One hundred percent of Mr. Considine’s LTI, and a substantial proportion of the LTI for the other NEOs, was based on relative TSR.

Multiple performance metrics. We had five corporate goals for 2023. In addition, through our performance management program, Managing AIR Performance, or MAP, which set and monitored performance objectives for every team member, each team member had several different individual performance goals that are set at the beginning of the year and approved by management. Each of the NEOs had an average of eight individual goals for 2023. Having multiple performance metrics inherently reduces excessive or unnecessary risk-taking, as incentive compensation is spread among a number of metrics rather than concentrated in a few.

Post-Employment Compensation and Employment and Severance Arrangements
401(k) Plan
We provide a 401(k) plan that is offered to all teammates. In 2023, we matched 25% of participant contributions to the extent of the first 4% of the participant’s eligible compensation. For 2023, the maximum match was $3,300, which was the amount matched for each of Messrs. Considine, Beldin, Kimmel, Minix, and Ms. Cohn’s 2023 401(k) contributions. We provided an additional discretionary match in the amount of $1,267 to all team members in 2023 for our achievement of 125% on our 2023 corporate goals. We provided an additional discretionary match in the amount of $1,250 to all team members in 2022 for achievement of greater than 125% on our 2022 corporate goals.
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
On October 29, 2021, AIR and Mr. Considine, entered into an amendment to Mr. Considine’s 2017 Employment Agreement pursuant to which the term of his employment under the agreement was extended by an additional year, through December 31, 2022. Mr. Considine volunteered, and AIR accepted his commitment to reduce his compensation for 2021 and 2022 if G&A expenses, net of reimbursement, exceed 15 basis points of gross asset value, as determined by AIR’s Board of Directors and Mr. Considine. Mr. Considine did this in the best long-term interest of AIR to maintain investment in other corporate costs while also meeting a goal of efficiency in converting rents to cash available for investment in AIR’s business or payment of cash dividends to our stockholders. Mr. Considine made this commitment without any adjustment or makeup of any sort.

On December 31, 2022, AIR and Mr. Considine, entered into an amendment to Mr. Considine’s 2017 Employment Agreement pursuant to which the term of his employment under the agreement was extended by an additional year, through December 31, 2023.
On December 22, 2023, AIR and Mr. Considine entered into an amendment to Mr. Considine’s 2017 Employment Agreement pursuant to which the terms of his employment under the agreement were extended by an additional year, through December 31, 2024.
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
Pursuant to the 2017 Employment Agreement, upon termination of Mr. Considine’s employment by AIR without cause, or by Mr. Considine for good reason, Mr. Considine is generally entitled to: (a) a lump sum cash payment equal to the sum of (i) three times the sum of his base salary at the time of termination, and (ii) the Target STI; (b) any short-term incentive bonus earned but unpaid for a prior fiscal year (the “Prior Year STI”); (c) a pro-rata portion of the short-term incentive bonus he would have earned for the year in which the termination occurs, based on the actual achievement of the applicable performance targets (the “Pro Rata STI”); and (d) immediate and full acceleration of any outstanding unvested equity awards, with all outstanding stock options (including options previously vested) remaining exercisable until the expiration of the applicable option term. In the event of Mr. Considine’s retirement, Mr. Considine will be entitled to: (a) the Prior Year STI; (b) the Pro Rata STI; and (c) accelerated vesting of outstanding and unvested equity awards, if any, that vest solely on a time basis and continued vesting of all outstanding unvested equity awards that vest based on the achievement of performance targets according to actual achievement of the applicable performance targets. If Mr. Considine’s employment is terminated for reason of disability, Mr. Considine will be entitled to: (a) three times the sum of his base salary at the time of termination; provided that this amount will be offset by any income replacement Mr. Considine receives under the Company’s long-term disability insurance plan;(b) the Pro Rata STI; and (c) all outstanding equity awards will become immediately and fully vested and be treated in accordance with the terms of the applicable award agreement. If Mr. Considine’s employment is terminated due to his death, Mr. Considine’s estate will receive payment of any earned but unpaid base salary and vested accrued benefits, the Prior Year STI, and the Pro Rata STI, and all outstanding equity awards will become immediately and fully vested and be treated in accordance with the terms of the applicable award agreement.
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
None of Messrs. Beldin, Kimmel, Minix, or Ms. Cohn have an employment agreement.
Executive Severance Arrangements
Executive Severance Policy. In connection with the Separation, AIR adopted the Apartment Income REIT Corp. Executive Severance Policy (the “Executive Severance Policy”). The Executive Severance Policy supersedes and replaces any employment agreement or other plan, policy or practice involving the payment of severance benefits to participants under the Executive Severance Policy. The Company’s Presidents, Executive Vice Presidents, and any other officers who are direct reports of the CEO, as determined on the records of the Company and any other entities through which the operations of the Company are conducted, are eligible to participate in the Executive Severance Policy. Each of Messrs. Beldin, Kimmel, and Minix and Ms. Cohn are participants under the Executive Severance Policy; however, the Chief Executive Officer, Mr. Considine, is not a participant under the Executive Severance Policy.

The Executive Severance Policy provides that if the Company terminates a participant’s employment without “Cause,” or if the participant terminates his or her employment for “Good Reason” (each as defined in the Executive Severance Policy), then the participant will be eligible to receive the following benefits:
•a lump sum payment equal to the sum of (i) the annual base salary for the calendar year of the date of termination, and (ii) the average annual bonus paid to the participant in the most recent three years; and
•18 months of continued health benefits coverage at the Company’s expense.
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
Pursuant to the terms of the Executive Severance Policy, if the Company terminates a participant’s employment without Cause, or if the participant terminates his or her employment for Good Reason, in either case, within the period commencing six months prior to and ending 12 months following a “Change in Control” (as defined in the Executive Severance Policy), then in lieu of the severance benefits described above the participant will be eligible to receive the following benefits:
•a lump sum payment equal to two times the sum of (i) the annual base salary for the calendar year of the date of termination, and (ii) the average annual bonus paid to the Eligible Executive in the most recent three years;
•18 months of continued health benefits coverage at the Company’s expense; and
•100% accelerated vesting of any unvested equity awards then-held by the participant.
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
Restrictive Covenants
Mr. Considine’s employment agreement includes customary confidentiality provisions and a limited mutual non-disparagement provision and is also subject to non-competition, non-solicitation, and no-hire provisions that generally are in effect during, and for 24 months following termination of, Mr. Considine’s employment.
We are party to a restrictive covenant agreement (which we refer to as a “restrictive agreement”) with each of our executive officers (other than Mr. Considine). If an executive officer breaches the restrictive agreement, the executive will forfeit any right to separation pay or separation benefits under the Executive Severance Policy, will not be entitled to any further payment or right under the Executive Severance Policy and, with respect to any separation payment that has been made to or on behalf of the executive officer under the Executive Severance Policy, the executive officer will repay to the Company the amount of any such prior payment plus interest.
The restrictive agreements include customary confidentiality provisions and non-disparagement provisions and also include non-competition, non-solicitation, and no-hire provisions that generally are in effect during, and for 24 months following termination of, the executive’s employment with respect to Messrs. Beldin and Kimmel and Ms. Cohn and for 18 months following termination of the executive’s employment with respect to Mr. Minix (except that the non-competition provision in Mr. Minix’s restrictive agreement extends to 12 months following termination of employment).
Equity Award Agreements
Double Trigger Vesting Upon Change in Control. The award agreements pursuant to which restricted stock, LTIP Unit, or stock option awards have been granted to Messrs. Considine, Beldin, Kimmel, and Minix, and Ms. Cohn, as applicable, provide that if (i) a change in control occurs and (ii) the executive’s employment with the Company is terminated either by the Company without cause or by the executive for good reason, in either case, within 12 months following the change in control, then (a) for time-based options or restricted stock, all outstanding shares of restricted stock or unvested stock options shall become immediately and fully vested and exercisable, and all vested options will remain exercisable for the remainder of the term of the option, and (b) for performance-based options, restricted stock and/or LTIP Unit awards, shares, unvested options and/or units will vest based on the higher of actual or target performance through the truncated performance period ending on the date of the change in control, and all vested options will remain exercisable for the remainder of the term of the option.
Accelerated Vesting Upon Termination of Employment Due to Death or Disability. Pursuant to the 2017 Employment Agreement, as set forth above, if Mr. Considine’s employment is terminated due to his death or disability, and all outstanding equity awards will become immediately and fully vested and be treated in accordance with the terms of the applicable award agreement. The award agreements pursuant to which restricted stock, LTIP Unit or stock option awards have been granted to Messrs. Considine, Beldin, Kimmel, and Minix, and Ms. Cohn, as applicable, provide that upon a termination of employment due to death or disability, then (a) for time-based options or restricted stock, all outstanding shares of restricted stock or unvested stock options shall become immediately and fully vested and exercisable, and all vested options will remain exercisable for the remainder of the term of the option, and (b) for performance-based options, restricted stock or LTIP Unit awards, shares, unvested options and/or units will vest based on the higher of actual or target performance through the date of termination, and all vested options will remain exercisable for the remainder of the term of the option.
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
Each of Messrs. Considine, Beldin, Kimmel, Minix, and Ms. Cohn exceeded the ownership targets established in our stock ownership guidelines as of March 31, 2024.
Role of Outside Consultants

The Committee has the authority under its charter to engage the services of outside advisors, experts, and others to assist the Committee. In 2023, the Committee engaged FPL Associates, L.P. (“FPL”) to review our executive compensation plan. FPL did not provide other services to AIR. The Committee instructed FPL to compile and provide data on both total pay and individual elements of compensation among companies in the peer groups, as well as trends in compensation practices that they observed within the peer groups and generally among public companies. The Committee has assessed the independence of FPL pursuant to SEC rules and has concluded that FPL is independent.
Base Salary, Incentive Compensation, and Equity Grant Practices
Base salary adjustments typically take effect on January 1. The Committee (for Mr. Considine) and Mr. Considine, in consultation with the Committee (for the other executive officers), determine incentive compensation in late January or early February. STI is typically paid in February or March.
With respect to LTI, the Committee sets the grant date for restricted stock, LTIP Unit, and stock option grants. The Committee sets grant dates at the time of its final compensation determination, generally in late January or early February, although for 2024 determined to make those grants on January 1, 2024. The date of determination and date of award are not selected based on share price. In the case of new-hire packages that include equity awards, grants are made on the employee’s start date or on a date designated in advance based on the passage of a specific number of days after the employee’s start date. For non-executive officers, the Committee has delegated the authority to make equity awards, up to certain limits, to the Chief Financial Officer (Mr. Beldin) and/or Corporate Secretary (Ms. Cohn). The Committee and Mr. Beldin and Ms. Cohn time grants without regard to the share price or the timing of the release of material non-public information and do not time grants for the purpose of affecting the value of executive compensation.
2024 Compensation Targets
Based on comparison to compensation paid to CEOs at our peers, the Committee set Mr. Considine’s target total compensation (base compensation, STI and LTI) for 2024 at $8 million, in Mr. Considine’s compensation comprised of STI and LTI awards that may be earned based solely on Mr. Considine’s and the Company’s performance. In January 2024, Mr. Considine, in consultation with the Committee, set target total compensation (base compensation, STI, and LTI) for 2024 for the other NEOs as follows: Mr. Beldin — $1.5 million; Ms. Cohn — $2.4 million; and Mr. Kimmel — $2.0 million (which Mr. Considine and the Committee subsequently adjusted to $2.5 million). Mr. Minix will be eligible in 2024 to earn a draw of $450,000, $200,000 in STI, and $350,000 in LTI. His STI is tied to transactions. In addition, he has the opportunity for upside based on transaction volume with determination based on the value, complexity, timing, and other factors of each transaction and his contribution to the execution of the transaction and an understanding of the broad market for investment officer/heads of transactions compensation, with a rough target of $2M+/-. The dollar value of the bps earned on that assessment of each transaction is first credited to the draw and then 2/3 paid current and 1/3 deferred and paid over-time depending on the acquisition's performance compared to underwriting.
AIR’s and individual performance will determine the amounts paid for 2024 STI. For Mr. Considine’s STI, 50% will be measured based on Company performance and 50% will be measured based on his individual goals, which include multiple expansion, senior leadership development, and investor relations. STI will be paid in cash or equity. The time-based LTI granted to Ms. Cohn and Messrs. Beldin, Minix and Kimmel on January 1, 2024, was in the form of restricted stock. Time-based equity vests 25% on each anniversary of the grant date, subject to continued service. The performance-based LTI granted to Ms. Cohn and Messrs. Considine, Beldin, Minix, and Kimmel on January 1, 2024, was in the form of performance-based restricted stock and LTIP I Units. Performance-based LTI vests based on AIR’s total shareholder return compared to specified indices and more directly against peer performance. STI that is ultimately earned and LTI awards that ultimately vest may be less than, or in excess of, these target amounts. In connection with the adjustments to Mr. Kimmel's compensation, he received additional LTI grants, which were made on March 17, 2024
Accounting Treatment and Tax Deductibility of Executive Compensation
The Committee, and the AIR Committee following the Separation, generally considers the accounting treatment and tax implications of the compensation awarded or paid to our executives. Grants of equity compensation awards under our long-term incentive program are accounted for under FASB ASC Topic 718. Section 162(m) of the Code was amended on December 22, 2017, by the Tax Cuts and Jobs Act (the “Tax Act”). Under the Tax Act, Section 162(m) applies to each employee who serves as the principal executive officer or principal financial officer during the taxable year, each other employee who is among the three most highly compensated officers during such taxable year, and any other employee who was a covered employee for any preceding taxable year beginning after December 31, 2016. The Tax Act also eliminated the performance-based compensation exception with respect to tax years beginning after December 31, 2017, but includes a transition rule with respect to compensation that is provided pursuant to a written binding contract in effect on November

2, 2017, and not materially modified after that date. AIR will continue to award, compensation as it considers appropriate that does not qualify for deductibility under Section 162(m) of the Code.
Compensation and Human Resources Committee Report to Stockholders
The Compensation and Human Resources Committee (the “Committee”) held 11 meetings during the year ended December 31, 2023. The AIR Compensation and Human Resources Committee has reviewed and discussed the Compensation Discussion & Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the AIR Compensation and Human Resources Committee, the AIR Compensation and Human Resources Committee has recommended to the Board that the Compensation Discussion & Analysis be included in this filing.
Date: April 29, 2024
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

Summary Compensation Table
The table below summarizes the compensation attributable to the principal executive officer, principal financial officer, and the three other most highly compensated executives in 2023, for the years 2023, 2022, and 2021.

Name and Principal Position	Year		Salary ($)		Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)(4)		Total ($)
Terry Considine —	2023		800,000		—	7,390,311	(6)	—		—		4,567		8,194,878
Chief Executive Officer	2022	(5)	400,000	(5)	—	3,400,008	(5)	—		1,611,720	(5)	4,300		5,416,028	(5)
	2021	(7)	—	(7)	—	3,400,000		—		(354,360)	(7)	2,900		3,048,540	(5) (7)

Paul L. Beldin —	2023		450,000		—	532,270	(8)	92,507	(8)	547,188		4,567		1,626,532
Executive Vice	2022		450,000		—	401,913		—		364,331		4,300		1,220,544
President and Chief Financial Officer	2021		450,000		—	393,547		—		339,475		2,900		1,185,922

Lisa R. Cohn —	2023		450,000		—	1,398,580	(9)	—		721,875		4,567		2,575,022
President,	2022		450,000		—	1,194,658		—		719,029		4,300		2,367,987
General Counsel, and Secretary	2021		450,000		—	1,169,864		—		781,220		2,900		2,403,984

Keith M. Kimmel —	2023		450,000		—	999,024	(10)	—		776,875		4,567		2,230,466
President of	2022		450,000		—	814,576		—		666,163		4,300		1,935,039
Property Operations	2021		450,000		—	797,626		—		747,700		2,900		1,998,226

Joshua Minix —	2023		450,000	(11)	—	—		—		1,190,000	(11)	324,567	(11)	1,964,567
Executive Vice President and Chief Investment Officer

(1)This column represents the aggregate grant date fair value of stock awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2023, refer to the Share-Based Compensation footnote to AIR’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023.
The amounts shown in this column for 2023 include the grant date fair value of the performance-based restricted stock awards or performance-based LTIP II Unit awards, as applicable, granted in 2023 based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718.

	Metric and Valuation per Instrument
	LTIP II Units	Stock Options	Restricted Stock
Relative to Nareit Equity Apartments Index (30% Weighting)	$9.48	$9.23	$41.63
Relative to MSCI US REIT Index (20% Weighting)	$10.12	$9.84	$41.13
Relative to Nareit Equity Apartments Index with Multifamily Peer Ranking (50% Weighting) *The maximum payout is 300% if AIR's 3-yr TSR ranks 1st among its peers and AIR stockholders have received at least a 25% absolute TSR. Nothing will be paid on this portion of the LTI if AIR's TSR ranks last among its peers	$12.01	$11.62	$48.91
The grant date fair value of the performance based LTIP II Unit award assuming achievement at the maximum level of performance, is $14,890,324 for Mr. Considine. The grant date fair value of the performance-based restricted stock awards, assuming achievement at the maximum level of performance, is $976,992 for Mr. Beldin, $1,666,863 for Mr. Kimmel, and $2,333,481 for Ms. Cohn.
Also included in the 2023 column for Mr. Considine, is his 2023 STI award, consisting of 311,019 LTIP II units. Mr. Considine had the ability to earn between 0 (minimum) and 572,514 (maximum) units based on both KPI and individual goals. The mathematical calculation of these performance outcomes resulted in 311,019 earned LTIP II Units, or 108.65% of the target payout of 286,157 units, which vest - 50% on January 31, 2025, and 50% on January 31, 2026.
(2)This column represents the aggregate grant date fair value of the option awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column for 2023, refer to the Share-Based Compensation Note 10 to AIR’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023.
The amounts shown in this column for 2023 include the grant date fair value of the performance-based stock options granted in 2023 based on the probable outcome of the performance condition to which such option is subject, which was calculated by a third-party consultant using a Monte Carlo valuation model. The grant date fair value of the options assuming achievement at the maximum level of performance, is $277,521 for Mr. Beldin.
(3)For 2023, the amounts shown for Messrs. Considine, Beldin, and Kimmel, and Ms. Cohn represent the 2023 STI amounts that were paid on February 20, 2024. For 2023, the amounts shown for Mr. Minix represent cash compensation earned on transactions as described in footnote 11.
(4)Includes discretionary matching contributions and discretionary employer contributions under AIR’s 401(k) plan. For Mr. Minix, this amount also includes the portion of his compensation that is deferred as described in footnote 11.
(5)The amounts shown for Mr. Considine reflect his voluntary reduction of his compensation to offset the compensation he received directly from Aimco. For 2022, Mr. Considine’s: base compensation was $400,000, reduced by him from $700,000; STI target was $1,200,000, reduced by him from $1,800,000; LTI target was $3,400,000, reduced by him from $4,300,000. For 2021, Mr. Considine similarly voluntarily reduced his compensation to offset the compensation received directly from Aimco, and he further voluntarily reduced his compensation as described in footnote 7.
(6)Mr. Considine’s 2023 LTI award consists of 465,203 performance based LTIP II Units (at target) for the forward looking, three-year performance period from January 1, 2023, through December 31, 2025, with the number of units earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later. Mr. Considine’s 2023 STI award consists of 311,019 LTIP II Units, with the number of units earned vesting 50% in 2025 and 50% in 2026.
(7)In 2021, Mr. Considine volunteered, and AIR accepted his commitment to reduce his compensation if net G&A expenses exceed 15 basis points of gross asset value, as determined by AIR’s Board of Directors and Mr. Considine. Mr. Considine did this in the best long-term interest of AIR to maintain investment in other corporate costs while also meeting a goal of efficiency in converting rents to cash available for investment in AIR’s business or payment of cash dividends to our stockholders. Mr. Considine made this commitment without any adjustment or makeup of any sort. Consistent with this commitment, for 2021, Mr. Considine waived $2,527,000 of compensation: returning his $400,000 base salary, foregoing his earned STI of $1,772,640, and making a cash payment to AIR of $354,360. In 2022, AIR’s net G&A expenses were below 15 basis points of gross asset value. Accordingly, Mr. Considine did not forfeit any compensation for 2022 or 2023.
(8)Equity awards for Mr. Beldin in 2023 include 2023 LTI award consisting of the following: (i) 3,303 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; (ii) 11,556 shares of performance-based restricted stock (at target) and 7,961 share of performance-based stock options (at target), for the forward looking three-year performance period from January 1, 2023, through December 31, 2025, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.
(9)Equity awards for Ms. Cohn in 2023 include a 2023 LTI award consisting of the following: (i) 12,495 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; (ii) 20,807 shares of performance-based restricted stock (at target) for the forward looking, three-year performance period from January 1, 2023, through December 31, 2025, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.
(10)Equity awards for Mr. Kimmel in 2023 include a 2023 LTI award consisting of the following: (i) 8,925 shares of time-based restricted stock, vesting 25% on each anniversary of the grant date; (ii) 14,863 shares of performance-based restricted stock (at target) for the forward looking, three-year performance period from January 1, 2023, through December 31, 2025, with the number of shares earned, if any, vesting 50% following the end of the three-year performance period and 50% one year later.
(11)Mr. Minix is responsible for AIR portfolio management and leads the AIR investment team. Mr. Minix's compensation is transaction based. Mr. Minix has a $450,000 draw and his transaction compensation is determined with reference to the value, complexity, and timing of each transaction. The dollar value of the basis points earned on that assessment of each transaction is first credited to the draw and then two-thirds is paid current, and on-third deferred and paid over-time, depending on the acquisition’s performance compared to underwriting and subject to reduction should the performance of the investments be less than the underwriting expectations on which the investment decision was based. Management has flexibility to consider whether any underperformance was due to factors outside the control of the underwriter. The deferred amount bears interest at the same rate as AIR’s revolving credit facility.

Grants of Plan-Based Awards in 2023
The following table provides details regarding plan-based awards granted to the NEOs during the year ended December 31, 2023.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All other Option Awards Number of Securities Underlying Options			Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)		Threshold (#)	Target (#)	Maximum (#)
Terry Considine	1/31/23	1,100,000	2,200,000		4,400,000									2,390,300
	1/31/23					232,602	465,203	930,406						5,000,011
Paul L. Beldin	1/31/23	212,500	425,000		850,000
	1/31/23								3,303					122,971
	1/31/23									3,981	7,961	23,883	11.62	92,507
	1/31/23					1,805	3,609	7,849						154,236
	8/31/23					3,974	7,947	19,656						255,063
Lisa R. Cohn	1/31/23	275,000	550,000		1,100,000
	1/31/23								12,495					465,189
	1/31/23					10,404	20,807	51,156						933,392
Keith M. Kimmel	1/31/23	275,000	550,000		1,100,000
	1/31/23								8,925					332,278
	1/31/23					7,432	14,863	36,542						666,746
Joshua Minix	1/31/23	—	1,190,000	(5)	—
	1/31/23													—
	1/31/23													—
(1)On January 31, 2023, the Committee made determinations of target total incentive compensation for 2023 based on achievement of our five corporate goals for 2023, and achievement of specific individual objectives. Approximate target total incentive compensation amounts were as follows: Mr. Considine — $7.2 million; Mr. Beldin — $1.05 million; Ms. Cohn — $1.95 million; Mr. Kimmel — $1.55 million. The awards in this column indicate the 2023 STI portion of these target total incentive amounts — at threshold, target, and maximum performance levels. The actual 2023 STI awards earned by each of Messrs. Considine, Beldin, Kimmel, Minix, and Ms. Cohn are as disclosed in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.”
See the discussion above under "CD&A - Total Compensation for 2023 - Short-Term Incentive Compensation for 2023."
(2)For each of Messrs. Considine, Beldin, and Kimmel, and Ms. Cohn, the amounts in this column include the number of shares underlying performance-based LTIP II Units (in the case of Mr. Considine), performance-based restricted stock (in the case of Messrs. Beldin, and Kimmel and Ms. Cohn), or performance-based stock options (in the case of Mr. Beldin) granted on January 31, 2023 (and granted on August 31, 2023 for Mr. Beldin), pursuant to their 2023 LTI award that may be earned — at threshold, target and maximum performance levels — based on relative TSR (50% of each award is based on AIR’s TSR relative to the Nareit Equity Apartments Index with Multifamily Peer Ranking, 30% of each award is based on AIR’s TSR relative to the Nareit Equity Apartments Index and 20% of each award is based on AIR’s TSR relative to the MSCI US REIT Index) over a three-year period from January 1, 2023, to December 31, 2025, with the number of units or shares earned, if any, vesting 50% on the later of the third anniversary of the grant date or the date on which performance is determined (but no later than March 15, 2026), and 50% on the fourth anniversary of the grant date.
(3)The amounts in this column reflect the number of shares of time-based restricted stock granted pursuant to the 2023 LTI award, vesting 25% on each anniversary of the grant date. The number of shares of restricted stock was determined based on the five trading days up to and including the grant date, or $37.35.
(4)This column represents the aggregate grant date fair value of equity awards in the year granted computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants reflected in this column, refer to the Share-Based Compensation footnote to AIR’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023. The amounts shown in this column include the grant date fair value of the performance-based restricted stock awards, stock option awards or LTIP II Unit awards, as applicable, based on the probable outcome of the performance condition to which such awards are subject, which was calculated by a third-party consultant using a Monte Carlo valuation model in accordance with FASB ASC Topic 718.

	Metric and Valuation per Instrument
	LTIP II Units	Stock Options	Restricted Stock
Relative to Nareit Equity Apartments Index (30% Weighting)	$9.48	$9.23	$41.63
Relative to MSCI US REIT Index (20% Weighting)	$10.12	$9.84	$41.13
Relative to Nareit Equity Apartments Index with Multifamily Peer Ranking (50% Weighting) *The maximum payout is 300% if AIR's 3-yr TSR ranks 1st among its peers and AIR stockholders have received at least a 25% absolute TSR. Nothing will be paid on this portion of the LTI if AIR's TSR ranks last among its peers	$12.01	$11.62	$48.91
The grant date fair value of the performance based LTIP II Unit award, assuming achievement at the maximum level of performance, is $14,890,324 for Mr. Considine. The grant date fair value of the performance-based restricted stock awards, assuming achievement at the maximum level of performance, is $976,992 for Mr. Beldin, $2,333,481 for Ms. Cohn, and $1,666,863 for Mr. Kimmel. The grant date fair value of the performance-based stock options award, assuming achievement at the maximum level of performance, is $277,521 for Mr. Beldin.
(5)Mr. Minix has no target compensation. His compensation is based on transactions. His 2023 transaction amount is $1,190,000. This number is shown for purposes of the disclosure requirements of this table. It is perhaps more appropriate to say Mr. Minix’s target compensation is zero, as AIR does not budget for or provide guidance on transactions.
Outstanding Equity Awards at Fiscal Year-End 2023
The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2023, for the NEOs. The table also shows unvested and unearned stock awards assuming a market value of $34.73 per share (the closing market price of AIR’s Common Stock on the New York Stock Exchange on December 29, 2023).

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Terry Considine	127,218	(2)					39.00	1/31/2027				465,203	(3)	—
	384,809	(4)					34.28	1/26/2026				311,019	(5)	—
	238,530	(6)					34.56	2/12/2025	208,120	(7)	—	146,679	(8)
												—	(9)

Paul L. Beldin												7,947	(11)	275,999
					7,961	(10)	37.23	1/31/2023				3,609	(12)	125,341
	3,114	(13)	3,113	(13)			47.14	1/28/2030				2,369	(14)	82,275
	3,160	(15)	—	(15)			39.00	1/31/2027				—	(16)	—
	18,109	(17)	—	(17)			34.28	1/26/2026	1,422	(18)	49,386
									3,303	(19)	114,713
									1,776	(20)	61,680
									1,576	(21)	54,734
									576	(22)	20,004
Lisa R. Cohn
	7,404	(13)	7,404	(13)			47.14	1/28/2030				20,807	(12)	722,627
												7,041	(14)	244,534
												—	(16)	—
									4,509	(18)	156,598
									12,495	(19)	433,951
									5,280	(20)	183,374
									4,684	(21)	162,675
									1,712	(22)	59,458
Keith M. Kimmel
	14,588	(17)	—	(17)			34.28	1/26/2026				14,863	(12)	516,192
												4,801	(14)	166,739
												—	(16)	—
									3,843	(18)	133,467
									8,925	(19)	309,965
									3,600	(20)	125,028
									3,194	(21)	110,928
									1,167	(22)	40,530
Joshua Minix												10,321	(14)	358,448
(1)Effective December 15, 2020, in connection with the Separation, the executive officers received a share or partnership unit of AIR for every share or partnership unit of Aimco, and both stock options and partnership units were adjusted to preserve their pre-Separation value. The amounts in this table reflect only the AIR awards, and, in the case of stock options, the post-Separation exercise price. Amounts reflect the number of shares subject to the award that have not vested multiplied by the market value of $34.73 per share, which was the closing market price of AIR’s Common Stock on December 31, 2023.
(2)This option was granted on January 31, 2017. The amount shown in the table represents the portion of the award that was earned based on Aimco relative TSR performance for the three-year performance period from January 1, 2017, through December 31, 2019, of which 50% vested on January 31, 2020, and the remaining 50% vested on January 31, 2021.
(3)This performance based LTIP II Unit award was granted on January 31, 2023, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at target. Once vested and until the 10-year anniversary of the grant date, LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the closing price of AIR’s Common Stock on the date of the grant which was $37.23. Because this value assumes a December 31, 2023, conversion date, that amount does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized. At December 31, 2023, AIR’s closing price was $34.73 and the conversion price per LTIP II is $37.23, therefore no value is shown in the table above.
(4)This option was granted on January 26, 2016. The amount shown in the table represents the portion of the award that was earned based on Aimco relative TSR performance for the three-year performance period from January 1, 2016, through December 31, 2018, of which 50% vested on January 26, 2019, and the remaining 50% vested on January 26, 2020.
(5)This short-term incentive (STI) LTIP II Unit award was granted on January 31, 2023, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown is actual amount with a 108.65% payout. Once vested and until the 10-year anniversary of the grant date, LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the closing price of AIR’s Common Stock on the date of the grant which was $37.23. Because this value assumes a December 31, 2023, conversion date, that amount does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized. At December 31, 2023, AIR’s closing price was $34.73 and the conversion price per LTIP II is $37.23, therefore no value is shown in the table above.
(6)This option was granted on February 12, 2015, and vested 25% on each anniversary of the grant date.
(7)This performance based LTIP II Unit award was granted on January 28, 2020, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. Once vested and until the 10-year anniversary of the grant date, LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the conversion price of $47.14. Because this value assumes a December 31, 2023, conversion date, that amount does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized. At December 31, 2023, AIR’s closing price was $34.73 and the conversion price per LTIP II is $47.14, therefore no value is shown in the table above.
(8)This performance based LTIP II Unit award was granted on February 1, 2022, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at threshold. Once vested and until the 10-year anniversary of the grant date, LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the conversion price of $52.54. Because this value assumes a December 31, 2023, conversion date, that amount does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized. On December 31, 2023, AIR’s closing price was $34.73 and the conversion price per LTIP II is $52.54, therefore no value is shown in the table above.
(9)This performance based LTIP II Unit award was granted on January 25, 2021, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at threshold. Once vested and until the 10-year anniversary of the grant date, LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the closing price of AIR’s Common Stock on the date of the grant which was $39.21. Because this value assumes a December 31, 2023, conversion date, that amount does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized. At December 31, 2023, AIR’s closing price was $34.73 and the conversion price per LTIP II is $39.21, therefore no value is shown in the table above.
(10)This option was granted on January 31, 2023 and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward-looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table represents the portion of the award that was earned based on relative TSR performance.
(11)This performance based restricted stock award was granted on August 31, 2023, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at target.
(12)This performance based restricted stock award was granted on January 31, 2023, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at target.
(13)This option was granted on January 28, 2020, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward-looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table represents the portion of the award that was earned based on relative TSR performance.
(14)This performance-based restricted stock award was granted on February 1, 2022, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at threshold.
(15)This option was granted on January 31, 2017. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for the three-year performance period from January 1, 2017, through December 31, 2019, of which 50% vested on January 31, 2020, and the remaining 50% vested on January 31, 2022.
(16)This performance-based restricted stock award was granted on January 25, 2021, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table is the award at threshold.
(17)This option was granted on January 26, 2016. The amount shown in the table represents the portion of the award that was earned based on Aimco’s relative TSR performance for the three-year performance period from January 1, 2016, through December 31, 2018, of which 50% vested on January 26, 2019, 37.5% vested on January 26, 2020, and 12.5% vested on January 26, 2022.
(18)This performance-based restricted stock award was granted on January 28, 2020, and, subject to achievement of relative TSR metrics set forth in the CD&A, vests 50% following the end of the three-year forward looking performance period and 50% on the fourth anniversary of the grant date. The amount shown in the table represents the portion of the award that was earned based on relative TSR performance.
(19)This restricted stock award was granted on January 31, 2023, and vests 25% on each anniversary of the grant date.
(20)This restricted stock award was granted on February 1, 2022, and vests 25% on each anniversary of the grant date.
(21)This restricted stock award was granted on January 25, 2021, and vests 25% on each anniversary of the grant date.
(22)This restricted stock award was granted on January 28, 2020, and vests 25% on each anniversary of the grant date.

Option Exercises and Stock Vested in 2023
The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during the year ended December 31, 2023, for the persons named in the Summary Compensation Table above.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(2)
Terry Considine	—	—	293,408	(3)	—
Paul L. Beldin	—	—	5,249		$196,024
Lisa R. Cohn	—	—	15,883		$593,116
Keith M. Kimmel	—	—	11,473		$428,362
Joshua Minix	—	—	—		—
(1)Amounts reflect the difference between the exercise price of the option and the market price at the time of exercise.
(2)Amounts reflect the closing market price of AIR’s Common Stock on the day the equity instrument vested. The closing price was $37.01 on January 25, 2023, $37.45 on January 26, 2023, $38.05 on January 27, 2023, $37.23 on January 28, 2023, $37.23 on January 29, 2023, $37.23 on January 30, 2023, $38.26 on January 31, 2023, and $38.54 on February 1, 2023.
(3)This is comprised of 293,408 LTIP II Units. Had those LTIP II Units been converted on the date of vesting, the LTIP II Units value would have been $0.00; however, that amount does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized. Once vested and until the 10-year anniversary of the grant date, the LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the conversion price.
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
In the table that follows, potential payments and other benefits payable upon termination of employment and change in control situations are set out as if the conditions for payments had occurred and/or the terminations took place on December 31, 2023. In setting out such payments and benefits, amounts that had already been earned as of the termination date are not shown. Also, benefits that are available to all full-time regular employees when their employment terminates are not shown. The amounts set forth below are estimates of the amounts that could be paid out to the NEOs upon their termination. The actual amounts to be paid out can only be determined at the time of such NEOs’ separation from AIR. The following table summarizes the potential payments under various scenarios if they had occurred on December 31, 2023.

	Value of Accelerated Stock and Stock Options ($)(1)					Severance ($)
Name	Change in Control Only	Double Trigger Change in Control	Death or Disability	Termination Without Cause	Termination For Good Reason	Death	Disability		Termination Without Cause		Termination For Good Reason		Termination Without Cause or For Good Reason in Connection with a Change in Control		Non- Compete Payments ($)(2)
Terry Considine	—	—	—	—	—	—	4,625,126	(3)(4)	4,625,126	(3)(4)	4,625,126	(3)(4)	4,600,000	(3)(4)	—
Paul L. Beldin	—	866,382	866,382	—	—	—	547,188	(5)	903,160	(6)	903,160	(6)	1,733,996	(7)	600,000
Lisa R. Cohn	—	2,207,715	2,207,715	—	—	—	721,875	(5)	1,224,821	(6)	1,224,821	(6)	2,381,416	(7)	600,000
Keith M. Kimmel	—	1,569,549	1,569,549	—	—	—	776,875	(5)	1,216,688	(6)	1,216,688	(6)	2,360,492	(7)	600,000
Joshua Minix	—	716,897	716,897	—	—	—	1,510,000	(8)	2,217,367	(9)	2,217,367	(9)	3,211,550	(10)	450,000
(1)Amounts reflect value of accelerated restricted stock, LTIP I Units, LTIP II Units and options using the closing market price of AIR’s Common Stock on December 31, 2023, of $34.73 per share. For purposes of this table, the value of restricted stock and LTIP I Units is based on the closing market price and the value of LTIP II Units and options is based on the difference between the closing market price and the conversion or exercise price, as applicable. At December 31, 2023, AIR’s closing price was $34.73 and the conversion price per LTIP II is $37.23 for grants made on August 31, 2023, $38.26 for grants made on January 31, 2023, $52.54 for grants made on February 1, 2022, $39.21 for grants made on January 25, 2021, $47.14 for grants made on January 28, 2020, and $43.58 for grants made on January 29, 2019, therefore no value is shown in the table above. Specifically, based on this calculation, Mr. Considine’s LTIP II awards had no value as of December 31, 2023, accordingly no value is shown above. However, this does not reflect the value of having the ability to control the timing of conversion and the ultimate value that may be realized. Once vested and until the 10-year anniversary of the grant date, the LTIP II Units may be converted at the holder’s election into a number of units determined based on the market value of AIR’s Common Stock on the conversion date less the conversion price.
(2)Amounts assume the agreements were enforced by AIR and that non-compete payments in an aggregate amount equal to two-thirds of the executive’s monthly base salary would be payable for 24 months following the executive’s termination of employment by AIR without cause.
(3)Amount does not reflect the offset for long-term disability benefit payments in the case of a qualifying disability under AIR’s long-term disability insurance plan.
(4)Amount consists of (i) a lump sum cash payment equal to the sum of (a) three times the sum of Mr. Considine’s base salary of $800,000, or $2.4 million, and (b) Mr. Considine’s 2023 target STI of $2.2 million, and (ii) 18 months of medical coverage reimbursement at an estimated amount of $25,125, as payable pursuant to the terms of Mr. Considine’s employment agreement with AIR.
(5)Amount consists of a lump sum cash payment equal to the amount of 2023 STI paid, as payable pursuant to the Executive Severance Policy.
(6)Amount consists of (i) a lump sum cash payment equal to the sum of base salary and the average of the amount of STI paid for the previous three years, and (ii) 18 months of medical coverage reimbursement at an estimated amount of $35,790, as payable pursuant to the Executive Severance Policy.
(7)Amount consists of (i) a lump sum cash payment equal to two times the sum of base salary and the average of the amount of STI paid for the previous three years, as payable pursuant to the Executive Severance Policy.
(8)For the purposes of this severance policy, we are treating Mr. Minix's 2023 transaction-based compensation as his STI to determine the amount of the lump sum cash paid, as payable pursuant to the Executive Severance Policy.
(9)For the purposes of this severance policy, we are treating Mr. Minix's 2023 draw as his base salary and the average of his transaction-based compensation as his STI. Amount consists of (i) a lump sum cash payment equal to the sum of his draw and the average of the amount of his transaction-based incentive compensation (current and deferred) paid for the previous two years, and (ii) 18 months of medical coverage reimbursement at an estimated amount of $35,790, as payable pursuant to the Executive Severance Policy.
(10)For the purposes of this severance policy, we are treating Mr. Minix's 2023 draw as his base salary and the average of his transaction-based compensation as his STI. Amount consists of (i) a lump sum cash payment equal to two times the sum of his draw and his transaction-based incentive compensation (current and deferred) paid for the previous two years, as payable pursuant to the Executive Severance Policy.
Chief Executive Officer Compensation and Employee Compensation
We believe that executive pay should be internally consistent and equitable to motivate our teammates to create stockholder value. In August 2015, pursuant to a mandate of the Dodd-Frank Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the annual total compensation of the principal executive officer. The disclosure is required for fiscal years beginning on or after January 1, 2017. The annual total compensation for 2023 for Mr. Considine, our CEO, was $8,194,878, as reported under the heading “Summary Compensation Table.” Our median employee’s total compensation for 2023 was $82,462. As a result, we estimate that Mr. Considine’s 2023 total compensation was approximately 99.37 times that of our median employee.
Our CEO to median employee pay ratio was calculated in accordance with Item 402(u) of Regulation S-K. We identified the median employee by examining 2023 total compensation, consisting of base salary, annual bonus amounts, stock-based compensation (based on the grant date fair value of awards granted during 2023) and other incentive payments for all individuals who were employed by the Company on December 31, 2023, other than our CEO. Our measuring date of December 31 remained the same as last year. We included all active employees. We did annualize employee compensation for any employees who were not employed by the Company for the full 2023 calendar year and found no material difference in identifying the median employee from the prior year’s methodology. After identifying the median employee based on 2023 total compensation, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the “Total” column in the Summary Compensation Table.

Equity Compensation Plan Information Table
The following table provides information as of December 31, 2023, with respect to the compensation plans under which our common stock may be issued.

Plan Category	Number of Securities to be issued upon exercise or vesting of outstanding options, warrants, and stock rights (a)(1)	Weighted-Average exercise price of outstanding options, warrants, and stock rights (b)(2)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by stockholders	4,171,413	$35.54	2,646,128
Equity compensation plans not approved by stockholders	—	$—	—
Total	4,171,413	$35.54	2,646,128
(1)Represents 4,171,413 aggregate shares of outstanding time-based restricted stock, performance-based restricted stock (assuming “maximum” performance), performance-based stock options (assuming “maximum” performance), and performance based LTIP units (assuming “maximum” performance) that were granted under the 2020 Plan. This number also includes 1,807,495 awards that were issued by Aimco prior to the separation transaction and were converted to AIR equity pursuant to the Employee Matters Agreement adopted in connection with that separation transaction. These pre-separation awards include LTIP units and unexercised stock options.
(2)The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding time-based restricted stock, performance-based restricted stock, or LTIP units, because such awards do not have an exercise price.
(3)Represents the number of securities remaining available for issuance under the Amended & Restated 2020 AIR Stock Award and Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information available to AIR, as of April 22, 2024, with respect to AIR’s equity securities beneficially owned by (i) each director and named executive officer, and (ii) all directors and executive officers as a group. The table also sets forth certain information available to AIR, as of April 22, 2024, with respect to shares of AIR’s Common Stock held by each person known to AIR to be the beneficial owner of more than 5% of such shares. This table reflects options that are exercisable within 60 days. Unless otherwise indicated, each person has sole voting and investment power with respect to the securities beneficially owned by that person. The business address of each of the following directors and executive officers is 4582 South Ulster Street, Suite 1700, Denver, Colorado 80237, unless otherwise specified.

Directors and Named Executive Officers	Number of shares of Common Stock(1)		Percentage of Common Stock Outstanding(2)	Number of Partnership Units(3)		Percentage Ownership of AIR(4)
Directors and Named Executive Officers:
Terry Considine	770,026	(5)	0.53%	5,614,192	(6)	4.02%
Paul L. Beldin	155,783	(7)	*	—		*
Lisa R. Cohn	291,149	(8)	*	—		*
Keith M. Kimmel	184,745	(9)	*	—		*
Joshua Minix	59,433		*	—		*
Thomas N. Bohjalian	20,750		*	—		*
Kristin Finney-Cooke	—		*	12,111		*
Thomas L. Keltner	60,118		*	—		*
Devin I. Murphy	11,386		*	12,111		*
Margarita Paláu-Hernández	7,861		*	4,250		*
John D. Rayis	9,412		*	12,301		*
Ann Sperling	13,558		*	12,111		*
Nina A. Tran	19,968		*	12,111		*
All directors and executive officers as a group (14 persons)	1,672,286	(10)	1.15%	5,679,187	(11)	4.62%
5% or Greater Holders:
The Vanguard Group, Inc	21,238,987	(12)	14.64%	—		13.42%
100 Vanguard Blvd.
Malvern, Pennsylvania 19355
BlackRock Inc.	17,436,419	(13)	12.02%	—		11.02%
55 East 52nd Street
New York, New York 10055
Cohen & Steers, Inc.	10,294,556	(14)	7.09%	—		6.51%
280 Park Avenue 10th Floor
New York, New York 10017
JPMorgan Chase & Co.	9,074,246	(15)	6.25%	—		5.73%
383 Madison Avenue
New York, New York 10179
State Street Corporation	8,292,611	(16)	5.71%	—		5.24%
One Lincoln Street
Boston, MA 02111
*Less than 0.5%
(1)Excludes shares of AIR’s Common Stock issuable upon redemption of common OP Units or equity.

(2)Represents the number of shares of AIR Common Stock beneficially owned by each person divided by the total number of shares of AIR Common Stock outstanding. Any shares of AIR Common Stock that may be acquired by a person within 60 days upon the exercise of options, warrants, rights or conversion privileges or pursuant to the power to revoke, or the automatic termination of, a trust, discretionary account or similar arrangement are deemed to be beneficially owned by that person and are deemed outstanding for the purpose of computing the percentage of outstanding shares of AIR Common Stock owned by that person, but not any other person.
(3)Through wholly owned subsidiaries, AIR acts as general partner of the AIR Operating Partnership. As of April 22, 2024, AIR owned approximately 91.7% of the legal interest in the common partnership interests in the AIR Operating Partnership and approximately 93.7% of the economic interest in the AIR Operating Partnership. Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as “OP Units.” Generally, after a holding period of 12 months, common OP Units may be tendered for redemption and, upon tender, may be acquired by AIR for shares of AIR Common Stock at an exchange ratio of one share of AIR Common Stock for each common OP Unit (subject to adjustment). If AIR acquired all common OP Units for AIR Common Stock (without regard to the ownership limit set forth in AIR’s Charter), these shares of AIR Common Stock would constitute approximately 8.3% of the then outstanding shares of AIR Common Stock. OP Units are subject to certain restrictions on transfer.
(4)Represents the number of shares of AIR Common Stock beneficially owned, divided by the total number of shares of AIR Common Stock outstanding, assuming, in both cases, that all 9,720,751 OP Units outstanding as of April 22, 2024, are redeemed in exchange for shares of AIR Common Stock (notwithstanding any holding period requirements, and AIR’s ownership limit). See note (3) above. Excludes partnership preferred units issued by the AIR Operating Partnership and AIR preferred securities.
(5)Includes 16,000 shares held in a trust for which Mr. Considine disclaims beneficial ownership. Also includes 750,557 shares subject to options that are exercisable within 60 days.
(6)The 5,614,192 OP Units and equivalents held by Mr. Considine is comprised of 114,768 vested LTIP I Units, 303,072 unvested LTIP I Units, 1,311,065 vested LTIP II Units, 1,725,280 unvested LTIP II Units, 196,178 OP Units directly held by Mr. Considine, 179,735 OP Units held by an entity in which Mr. Considine has sole voting and investment power, 1,591,672 OP Units and equivalents held by Titahotwo Limited Partnership RLLLP, a registered limited liability limited partnership for which Mr. Considine serves as the general partner and holds a 0.5% ownership interest, and 192,422 OP Units held by Mr. Considine’s spouse, for which Mr. Considine disclaims beneficial ownership. The vesting of the unvested LTIP I Units and unvested LTIP II Units is subject to certain performance criteria. Upon conclusion of the performance period and depending on the results thereof, Mr. Considine may vest in all, some, or none of the unvested LTIP I Units and unvested LTIP II Units. Titahotwo has pledged 695,000 OPU equivalents.
(7)Includes 27,496 shares subject to options that are exercisable within 60 days.
(8)Includes 14,808 shares subject to options that are exercisable within 60 days.
(9)Includes 14,588 shares subject to options that are exercisable within 60 days.
(10)Includes 807,449 shares subject to options that are exercisable within 60 days.
(11)Includes 3,036,345 LTIP II Units, a portion of which the vesting is subject to certain performance criteria. Upon conclusion of the performance period and depending on the results thereof, the holder may vest in all, some, or none of the unvested LTIP II Units.
(12)Beneficial ownership information is based on information contained in Amendment No. 2 to Schedule 13G filed with the SEC on February 13, 2024, by The Vanguard Group. According to the schedule, The Vanguard Group has sole dispositive power with respect to 20,898,086 of the shares, shared voting power with respect to 182,350 of the shares, and shared dispositive power with respect to 340,901 of the shares.
(13)Beneficial ownership information is based on information contained in Amendment No. 2 to Schedule 13G filed with the SEC on January 23, 2024, by BlackRock Inc. According to the schedule, BlackRock Inc. has sole voting power with respect to 16,796,333 of the shares and sole dispositive power with respect to 17,436,419 of the shares.
(14)Beneficial ownership information is based on information contained in Amendment No. 5 to Schedule 13G filed with the SEC on February 14, 2024, by Cohen & Steers, Inc. on behalf of itself and affiliated entities. According to the schedule, included in the securities listed above as beneficially owned by Cohen & Steers, Inc. are (i) 7,476,758 shares over which Cohen & Steers, Inc. has sole voting power, 7,467,452 shares over which Cohen & Steers Capital Management, Inc. has sole voting power, and 9,306 shares over which Cohen & Steers Ireland Limited has sole voting power and (ii) 10,294,556 shares over which Cohen & Steers, Inc. has sole dispositive power, 10,280,263 shares over which Cohen & Steers Capital Management, Inc. has sole dispositive power, 4,987 shares over which Cohen & Steers UK Limited has sole dispositive power, and 9,306 shares over which Cohen & Steers Ireland Limited has sole dispositive power.
(15)Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on January 8, 2024, by JPMorgan Chase & Co. According to the schedule, JPMorgan Chase & Co. has sole voting power with respect to 7,189,411 of the shares and sole dispositive power with respect to 9,074,246 of the shares.
(16)Beneficial ownership information is based on information contained in Schedule 13G filed with the SEC on January 30, 2024, by State Street Corporation. According to the schedule, State Street Corporation has shared voting power with respect to 6,349,067 of the shares and shared dispositive power with respect to 8,277,423 of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Review, Approval or Ratification of Related Person Transactions
AIR recognizes that related person transactions can present potential or actual conflicts of interest and create the appearance that AIR’s decisions are based on considerations other than the best interests of AIR and its stockholders. Accordingly, as a general matter, it is AIR’s preference to avoid related person transactions. Nevertheless, AIR recognizes that there are situations where related person transactions may be in, or may not be inconsistent with, the best interests of AIR and its stockholders. The Governance and Corporate Responsibility Committee, pursuant to a written policy approved by the Board, has oversight for related person transactions. The Governance and Corporate Responsibility Committee will review transactions, arrangements or relationships in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) AIR (or any AIR entity) is a participant, and (3) any related party has or will have a direct or indirect interest (other than an interest arising solely as a result of being a director of another corporation or organization that is a party to the transaction or a less than 10 percent beneficial owner of another entity that is a party to the transaction). The Governance and Corporate Responsibility Committee has also given its standing approval for certain types of related person transactions, such as certain employment arrangements, director compensation, transactions with another entity in which a related person’s interest is only by virtue of a non-executive employment relationship or limited equity position, and transactions in which all stockholders receive pro rata benefits. Since the beginning of 2023, there have been no related person transactions that were required to be disclosed under the SEC rules.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Below is information on the fees billed for services rendered by Deloitte & Touche LLP, AIR's independent registered public accounting firm, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2023 and 2022.

Year Ended December 31,
	2023	2022
DELOITTE ENTITIES FEES
Aggregate fees billed for services	$4.9 million	$4.2 million
Audit Fees: Including fees associated with the audit of our annual financial statements, internal controls, and interim reviews of financial statements	$2.5 million	$2.1 million
Audit-Related Fees: Including fees related to benefit plan audits, registration statements, comfort letters, and consents	$0.3 million	$0.4 million
Tax Fees:
Tax Compliance Fees (1)	$1.6 million	$0.9 million
Tax Consulting Fees (2)	$0.5 million	$0.5 million
Total Tax Fees	$2.1 million	$1.4 million
All other fees (3)	—	$0.3 million
(1)Tax compliance fees consist primarily of income tax return preparation and income tax return review fees related to the income tax returns of AIR, the AIR Operating Partnership, and certain of AIR’s subsidiaries and affiliates.
(2)Tax consulting fees consist primarily of amounts attributable to routine advice related to various transactions, and assistance related to income tax return examinations by governmental authorities.
(3)Other fees consist of amounts attributable to allowable advisory services.
In selecting the Deloitte Entities to perform tax compliance and tax consulting services during the years ended December 31, 2023, and 2022, the Audit Committee evaluated the efficiency and expertise brought by Deloitte Entities and concluded that such engagement was in the best interest of the Company and its stockholders. The Audit Committee considered that the Company’s current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on the Company’s ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels, and diversity of stock ownership. The Audit Committee also specifically considered the amount of the fees as compared to the Company’s overall engagement and as compared to the Deloitte Entities’ overall book of business and concluded that such engagement by the Company would have no negative bearing on the Deloitte Entities’ independence.
In its pre-approval of such tax services in accordance with the policies outlined below, the Audit Committee gave appropriate consideration to the applicable independence rules of the SEC and PCAOB. Specifically, the Audit Committee considered:
•The SEC’s three basic principles of independence with respect to services provided by auditors, violations of which would impair the auditor’s independence: (1) an auditor cannot function in the role of management; (2) an auditor cannot audit his or her own work; and (3) an auditor cannot serve in an advocacy role for his or her client;
•The non-audit services specifically prohibited under the SEC’s auditor independence rules:
◦Bookkeeping or other services related to the accounting records or financial statements of the audit client;
◦Financial information systems design and implementation;
◦Appraisal or valuation services, fairness opinions, or contribution-in-kind reports;
◦Actuarial services;
◦Internal audit outsourcing services;
◦Management functions or human resources;
◦Broker or dealer, investment adviser, or investment banking services; and

◦Legal services and expert services unrelated to the audit.
•The following rules of the PCAOB:
◦3521 - Contingent Fees;
◦3522 - Tax Transactions; and
◦3524 - Audit Committee Pre-approval of Certain Tax Services.
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
AUDIT COMMITTEE PRE-APPROVAL POLICIES
The Audit Committee has adopted the Audit and Non-Audit Services Pre-Approval Policy (the “Pre-approval Policy”). A summary of the Pre-approval Policy is as follows:
•The Pre-approval Policy describes the Audit, Audit-related, Tax and Other Permitted services that have the general pre-approval of the Audit Committee.
•Pre-approvals are typically subject to a dollar limit of $100,000.
•The term of any general pre-approval is generally 12 months from the date of pre-approval.
•At least annually, the Audit Committee reviews and pre-approves the services that may be provided by the independent registered public accounting firm without obtaining specific pre-approval from the Audit Committee.
•Unless a type of service has received general pre-approval and is anticipated to be within the dollar limit associated with the general pre-approval, it requires specific pre-approval by the Audit Committee if it is to be provided by the independent registered public accounting firm.
•The Audit Committee will consider whether all services are consistent with the rules on independent registered public accounting firm independence.
•The Audit Committee also considers whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with AIR’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance AIR’s ability to manage or control risk or improve audit quality. Such factors are considered as a whole, and no one factor is necessarily determinative.
All of the services described in the Principal Accountant Fee section above were approved pursuant to the annual engagement letter or in accordance with the Pre-approval Policy.

PART IV
ITEM 15. EXHIBITS
INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – AIR

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – AIR

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - AIR Operating Partnership

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APARTMENT INCOME REIT CORP.

By:	/s/ TERRY CONSIDINE
Terry Considine
Director and Chief Executive Officer
Date:	April 29, 2024

APARTMENT INCOME REIT, L.P.

By:	AIR-GP, Inc., its General Partner

By:	/s/ TERRY CONSIDINE
Terry Considine
Director and Chief Executive Officer
Date:	April 29, 2024