Form 10-Q
period 2024-03-31
Apartment Income REIT Corp.; Apartment Income REIT, L.P.
filed 2024-05-08
CIK 1820877, 926660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
The number of shares of Apartment Income REIT Corp. Class A Common Stock outstanding as of May 6, 2024: 145,104,221

EXPLANATORY NOTE
This filing combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2024, of Apartment Income REIT Corp. (“AIR”), Apartment Income REIT, L.P. (“AIR Operating Partnership”), and their consolidated subsidiaries. The AIR Operating Partnership’s condensed consolidated financial statements include the accounts of the AIR Operating Partnership and its consolidated subsidiaries. Except as the context otherwise requires, “we,” “our,” and “us” refer to AIR, the AIR Operating Partnership, and their consolidated subsidiaries, collectively.
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
As of March 31, 2024, AIR owned approximately 91.7% of the legal interest and 93.7% of the economic interest in the common partnership units of the AIR Operating Partnership, respectively. The remaining 8.3% legal interest is owned by third parties. A portion of the 8.3% owned by third parties is subject to vesting. If the vesting requirements are not met, the 8.3% ownership will be reduced to no less than 6.3%. The legal ownership percentage is based on the outstanding Class A Common Stock of AIR (“Common Stock”) and common OP Units (as defined below), including unvested restricted stock and unvested LTIP units. The economic ownership percentage includes any unvested restricted stock and unvested LTIP units to the extent they are considered participating securities, as defined by accounting principles generally accepted in the United States (“GAAP”). As the sole general partner of the AIR Operating Partnership, AIR has exclusive control of the AIR Operating Partnership’s day-to-day management.
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

APARTMENT INCOME REIT CORP.
APARTMENT INCOME REIT, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APARTMENT INCOME REIT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Buildings and improvements	$6,428,478	$6,324,857
Land	1,297,414	1,285,710
Total real estate	7,725,892	7,610,567
Accumulated depreciation	(2,319,064)	(2,245,589)
Net real estate	5,406,828	5,364,978
Cash and cash equivalents	87,795	91,401
Restricted cash	26,942	26,090
Investment in unconsolidated real estate partnerships	324,876	336,077
Goodwill	32,286	32,286
Other assets, net	319,579	283,920
Total assets	$6,198,306	$6,134,752

LIABILITIES AND EQUITY
Non-recourse property debt, net	$2,217,191	$2,223,791
Term loans, net	473,915	473,701
Revolving credit facility borrowings	260,000	115,000
Unsecured notes payable, net	397,943	397,852
Total indebtedness	3,349,049	3,210,344
Accrued liabilities and other	303,442	296,894
Total liabilities	3,652,491	3,507,238

Commitments and contingencies (Note 7)

Preferred noncontrolling interests in AIR Operating Partnership	77,140	77,140

Equity:
Perpetual Preferred Stock	2,000	2,000
Common Stock, $0.01 par value, 1,021,175,000 shares authorized at March 31, 2024 and December 31, 2023, and 145,104,220 and 144,925,604 shares issued/outstanding at March 31, 2024 and December 31, 2023, respectively	1,451	1,449
Additional paid-in capital	3,285,257	3,284,716
Accumulated other comprehensive income	20,473	22,392
Distributions in excess of earnings	(1,029,944)	(958,661)
Total AIR equity	2,279,237	2,351,896
Noncontrolling interests in consolidated real estate partnerships	(89,261)	(85,973)
Common noncontrolling interests in AIR Operating Partnership	278,699	284,451
Total equity	2,468,675	2,550,374
Total liabilities, preferred noncontrolling interests in AIR Operating Partnership, and equity	$6,198,306	$6,134,752
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES
Rental and other property revenues	$192,382	$209,923
Other revenues	3,240	2,070
Total revenues	195,622	211,993

EXPENSES
Property operating expenses	59,542	67,777
Property management expenses	8,197	7,676
Depreciation and amortization	79,754	95,666
General and administrative expenses	10,336	7,180
Other expenses, net	11,246	3,660
	169,075	181,959

Interest income	2,052	1,525
Interest expense	(35,282)	(36,187)
Loss on extinguishment of debt	—	(2,008)
Gain (loss) on derivative instruments, net	9,574	(2,138)
Loss from unconsolidated real estate partnerships	(6,850)	(1,035)
Loss before income tax expense	(3,959)	(9,809)
Income tax expense	(319)	(139)
Net loss	(4,278)	(9,948)

Noncontrolling interests:
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(1,101)	(685)
Net income attributable to preferred noncontrolling interests in AIR Operating Partnership	(1,570)	(1,570)
Net loss attributable to common noncontrolling interests in AIR Operating Partnership	357	826
Net income attributable to noncontrolling interests	(2,314)	(1,429)
Net loss attributable to AIR	(6,592)	(11,377)
Net income attributable to AIR preferred stockholders	(44)	(43)
Net loss (income) attributable to participating securities	66	(37)
Net loss attributable to AIR common stockholders	$(6,570)	$(11,457)

Net loss attributable to AIR common stockholders per share – basic and diluted	$(0.05)	$(0.08)

Weighted-average common shares outstanding – basic and diluted	144,550	148,810
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(4,278)	$(9,948)
Unrealized loss on derivative instruments, net	—	(19,748)
Reclassification of interest rate derivative (gain) loss to net loss	(2,101)	4,154
Comprehensive loss	(6,379)	(25,542)
Comprehensive income attributable to noncontrolling interests	(2,132)	(327)
Comprehensive loss attributable to AIR	$(8,511)	$(25,869)
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2024 and 2023
(In thousands, except share data)
(Unaudited)

	Perpetual Preferred Stock		Common Stock		Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total AIR Equity	Noncontrolling Interests in Consolidated Real Estate Partnerships	Common Noncontrolling Interests in AIR Operating Partnership	Total Equity
	Shares Issued	Amount	Shares Issued	Amount
Balances at December 31, 2022	20	$2,000	149,086,548	$1,491	$3,436,635	$43,562	$(1,327,271)	$2,156,417	$(78,785)	$241,674	$2,319,306
Issuance of Common Stock	—	—	—	—	—	—	—	—	—	22,383	22,383
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(10,529)	(10,529)
Amortization of share-based compensation cost	—	—	—	—	1,971	—	—	1,971	—	1,155	3,126
Effect of changes in ownership of consolidated entities	—	—	—	—	(6,102)	—	—	(6,102)	—	6,102	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	—	—	—	—	1,567	—	1,567
Change in accumulated other comprehensive income	—	—	—	—	—	(14,492)	—	(14,492)	—	(1,102)	(15,594)
Net (loss) income	—	—	—	—	—	—	(11,377)	(11,377)	685	(826)	(11,518)
Common Stock dividends	—	—	—	—	—	—	(66,939)	(66,939)	—	—	(66,939)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,485)	(4,552)	(7,037)
Other, net	—	—	113,136	1	69	—	67	137	1	(1)	137
Balances at March 31, 2023	20	$2,000	149,199,684	$1,492	$3,432,573	$29,070	$(1,405,520)	$2,059,615	$(79,017)	$254,304	$2,234,902

Balances at December 31, 2023	20	$2,000	144,925,604	$1,449	$3,284,716	$22,392	$(958,661)	$2,351,896	$(85,973)	$284,451	$2,550,374
Redemption of AIR Operating Partnership units	—	—	—	—	—	—	—	—	—	(3,793)	(3,793)
Amortization of share-based compensation cost	—	—	—	—	2,300	—	—	2,300	—	1,417	3,717
Effect of changes in ownership of consolidated entities	—	—	—	—	(1,839)	—	—	(1,839)	—	1,839	—
Change in accumulated other comprehensive income	—	—	—	—	—	(1,919)	—	(1,919)	—	(182)	(2,101)
Net (loss) income	—	—	—	—	—	—	(6,592)	(6,592)	1,101	(357)	(5,848)
Common Stock dividends	—	—	—	—	—	—	(64,649)	(64,649)	—	—	(64,649)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,395)	(4,676)	(9,071)
Other, net	—	—	178,616	2	80	—	(42)	40	6	—	46
Balances at March 31, 2024	20	$2,000	145,104,220	$1,451	$3,285,257	$20,473	$(1,029,944)	$2,279,237	$(89,261)	$278,699	$2,468,675

See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,278)	$(9,948)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79,754	95,666
Loss on extinguishment of debt	—	2,008
Income tax expense	319	139
Other, net	13,784	5,955
Net changes in operating assets and operating liabilities	(12,676)	(4,926)
Net cash provided by operating activities	76,903	88,894
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(90,497)	(180,673)
Capital expenditures	(19,682)	(34,278)
Other investing activities, net	(3,207)	23,689
Net cash used in investing activities	(113,386)	(191,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	—	320,000
Principal repayments of non-recourse property debt	(7,179)	(96,294)
Net borrowings on (repayments of) revolving credit facility	145,000	(217,000)
Repurchases of Common Stock	(24,595)	—
Payment of dividends to holders of Common Stock	(65,105)	(67,121)
Redemptions of noncontrolling interests in the AIR Operating Partnership	(3,793)	(10,529)
Other financing activities, net	(10,599)	(13,007)
Net cash provided by (used in) financing activities	33,729	(83,951)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,754)	(186,319)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	117,491	301,405
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$114,737	$115,086
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Buildings and improvements	$6,428,478	$6,324,857
Land	1,297,414	1,285,710
Total real estate	7,725,892	7,610,567
Accumulated depreciation	(2,319,064)	(2,245,589)
Net real estate	5,406,828	5,364,978
Cash and cash equivalents	87,795	91,401
Restricted cash	26,942	26,090
Investment in unconsolidated real estate partnerships	324,876	336,077
Goodwill	32,286	32,286
Other assets, net	319,579	283,920
Total assets	$6,198,306	$6,134,752

LIABILITIES AND PARTNERS’ CAPITAL
Non-recourse property debt, net	$2,217,191	$2,223,791
Term loans, net	473,915	473,701
Revolving credit facility borrowings	260,000	115,000
Unsecured notes payable, net	397,943	397,852
Total indebtedness	3,349,049	3,210,344
Accrued liabilities and other	303,442	296,894
Total liabilities	3,652,491	3,507,238

Commitments and contingencies (Note 7)

Redeemable preferred units	77,140	77,140

Partners’ capital:
Preferred units	2,000	2,000
General Partner and Special Limited Partner	2,277,237	2,349,896
Limited Partners	278,699	284,451
Partners’ capital attributable to the AIR Operating Partnership	2,557,936	2,636,347
Noncontrolling interests in consolidated real estate partnerships	(89,261)	(85,973)
Total partners’ capital	2,468,675	2,550,374
Total liabilities, redeemable preferred units, and partners’ capital	$6,198,306	$6,134,752
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUES
Rental and other property revenues	$192,382	$209,923
Other revenues	3,240	2,070
Total revenues	195,622	211,993

EXPENSES
Property operating expenses	59,542	67,777
Property management expenses	8,197	7,676
Depreciation and amortization	79,754	95,666
General and administrative expenses	10,336	7,180
Other expenses, net	11,246	3,660
	169,075	181,959

Interest income	2,052	1,525
Interest expense	(35,282)	(36,187)
Loss on extinguishment of debt	—	(2,008)
Gain (loss) on derivative instruments, net	9,574	(2,138)
Loss from unconsolidated real estate partnerships	(6,850)	(1,035)
Loss before income tax expense	(3,959)	(9,809)
Income tax expense	(319)	(139)
Net loss	(4,278)	(9,948)
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(1,101)	(685)
Net loss attributable to the AIR Operating Partnership	(5,379)	(10,633)
Net income attributable to the AIR Operating Partnership's preferred unitholders	(1,614)	(1,613)
Net loss (income) attributable to participating securities	66	(37)
Net loss attributable to the AIR Operating Partnership’s common unitholders	$(6,927)	$(12,283)

Net loss attributable to the AIR Operating Partnership common unitholders per unit – basic and diluted	$(0.04)	$(0.08)

Weighted-average common units outstanding – basic and diluted	154,323	159,284
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(4,278)	$(9,948)
Unrealized loss on derivative instruments, net	—	(19,748)
Reclassification of interest rate derivative (gain) loss to net loss	(2,101)	4,154
Comprehensive loss	(6,379)	(25,542)
Comprehensive income attributable to noncontrolling interests	(1,101)	(685)
Comprehensive loss attributable to the AIR Operating Partnership	$(7,480)	$(26,227)
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the Three Months Ended March 31, 2024 and 2023
(In thousands)
(Unaudited)

	Preferred Units	General Partner and Special Limited Partner	Limited Partners	Partners' Capital Attributable to the AIR Operating Partnership	Noncontrolling Interests in Consolidated Real Estate Partnerships	Total Partners' Capital
Balances at December 31, 2022	$2,000	$2,154,417	$241,674	$2,398,091	$(78,785)	$2,319,306
Issuance of AIR Operating Partnership units	—	—	22,383	22,383	—	22,383
Redemption of common partnership units	—	—	(10,529)	(10,529)	—	(10,529)
Amortization of share-based compensation cost	—	1,971	1,155	3,126	—	3,126
Effect of changes in ownership of consolidated entities	—	(6,102)	6,102	—	—	—
Contributions from noncontrolling interests in consolidated real estate partnerships	—	—	—	—	1,567	1,567
Change in accumulated other comprehensive income	—	(14,492)	(1,102)	(15,594)	—	(15,594)
Net (loss) income	—	(11,377)	(826)	(12,203)	685	(11,518)
Distributions to common unitholders	—	(66,939)	(4,552)	(71,491)	—	(71,491)
Distributions to noncontrolling interests	—	—	—	—	(2,485)	(2,485)
Other, net	—	137	(1)	136	1	137
Balances at March 31, 2023	$2,000	$2,057,615	$254,304	$2,313,919	$(79,017)	$2,234,902

Balances at December 31, 2023	$2,000	$2,349,896	$284,451	$2,636,347	$(85,973)	$2,550,374
Redemption of common partnership units	—	—	(3,793)	(3,793)	—	(3,793)
Amortization of share-based compensation cost	—	2,300	1,417	3,717	—	3,717
Effect of changes in ownership of consolidated entities	—	(1,839)	1,839	—	—	—
Change in accumulated other comprehensive income	—	(1,919)	(182)	(2,101)	—	(2,101)
Net (loss) income	—	(6,592)	(357)	(6,949)	1,101	(5,848)
Distributions to common unitholders	—	(64,649)	—	(64,649)	—	(64,649)
Distributions to noncontrolling interests	—	—	(4,676)	(4,676)	(4,395)	(9,071)
Other, net	—	40	—	40	6	46
Balances at March 31, 2024	$2,000	$2,277,237	$278,699	$2,557,936	$(89,261)	$2,468,675
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,278)	$(9,948)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79,754	95,666
Loss on extinguishment of debt	—	2,008
Income tax expense	319	139
Other, net	13,784	5,955
Net changes in operating assets and operating liabilities	(12,676)	(4,926)
Net cash provided by operating activities	76,903	88,894
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate	(90,497)	(180,673)
Capital expenditures	(19,682)	(34,278)
Other investing activities, net	(3,207)	23,689
Net cash used in investing activities	(113,386)	(191,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from non-recourse property debt	—	320,000
Principal repayments of non-recourse property debt	(7,179)	(96,294)
Net borrowings on (repayments of) revolving credit facility	145,000	(217,000)
Repurchases of common partnership units held by General Partner and Special Limited Partner	(24,595)	—
Payment of distributions to General Partner and Special Limited Partner	(65,105)	(67,121)
Redemption of common and preferred units	(3,793)	(10,529)
Other financing activities, net	(10,599)	(13,007)
Net cash provided by (used in) financing activities	33,729	(83,951)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,754)	(186,319)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	117,491	301,405
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$114,737	$115,086
See notes to the condensed consolidated financial statements.

APARTMENT INCOME REIT CORP.
APARTMENT INCOME REIT, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
The condensed consolidated balance sheets of AIR, the AIR Operating Partnership, and their consolidated subsidiaries as of December 31, 2023, have been derived from their respective audited financial statements at that date, but do not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023. Except where indicated, the footnotes refer to AIR, the AIR Operating Partnership and their consolidated subsidiaries, collectively.
Reclassifications
Certain prior period balances in the condensed consolidated statements of operations and statements of cash flows have been combined or reclassified to conform to current period presentation pursuant to Rule 10-01(a)(2) of Regulation S-X of the SEC. These changes had no impact on net income (loss), cash flows, assets and liabilities, equity or partners’ capital previously reported.
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
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in 10 states and the District of Columbia. As of March 31, 2024, our portfolio included 76 apartment communities with 27,015 apartment homes, in which we held an average ownership of approximately 82%.

Interests in the AIR Operating Partnership that are held by limited partners other than AIR are referred to as OP Units. OP Units include common partnership units, which we refer to as common OP Units, as well as preferred partnership units, which we refer to as preferred OP Units. As of March 31, 2024, after elimination of units held by consolidated subsidiaries, the AIR Operating Partnership had 158,247,357 common OP Units and equivalents outstanding. As of March 31, 2024, AIR owned 145,104,220 of the common OP Units of the AIR Operating Partnership and AIR had an equal number of shares of its Class A Common Stock outstanding, which we refer to as Common Stock. AIR’s ownership of the total common OP Units outstanding represents a 91.7% legal interest in the AIR Operating Partnership and a 93.7% economic interest.
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation
We consolidate variable interest entities (“VIE”), in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of March 31, 2024 and December 31, 2023, AIR consolidated five VIEs, including the AIR Operating Partnership. Please see Note 10 for further discussion regarding our consolidated VIEs.
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
The following table presents a rollforward of the AIR Operating Partnership’s preferred OP Units’ redemption value (in thousands):

Balance at January 1, 2024	$77,140
Preferred distributions	(1,570)
Net income allocated to preferred units	1,570
Balance at March 31, 2024	$77,140
The AIR Operating Partnership has outstanding various classes of redeemable preferred OP Units. As of March 31, 2024 and December 31, 2023, the AIR Operating Partnership had 2,846,524 redeemable preferred OP Units issued and outstanding. Distributions per annum range from 1.92% to 8.75% per class and $0.48 to $8.00 per unit, respectively.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the condensed consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Note 3 — Significant Transactions
Apartment Community Acquisitions
During the three months ended March 31, 2024, we acquired one apartment community located in Raleigh, North Carolina with 384 apartment homes. Summarized information regarding this acquisition is set forth in the table below (dollars in thousands):

Three Months Ended March 31, 2024
Purchase price	$86,500
Capitalized transaction costs	713
Total consideration	$87,213

Land	$11,704
Building and improvements	73,102
Intangible assets (1)	2,482
Below-market lease liabilities (1)	(75)
Total consideration	$87,213
(1)Intangible assets and below-market lease liabilities for the Raleigh, North Carolina apartment community acquisition have a weighted-average term of 0.5 years.
Subsequent to March 31, 2024, we acquired one apartment community located in Bethesda, Maryland with 359 apartment homes and 50,500 square feet of commercial space for $150.0 million. In connection with the acquisition, AIR placed $97.3 million of non-recourse property debt on the property.
Dividends and Distributions
For the three months ended March 31, 2024 and 2023, dividends and distributions paid per share of Common Stock and per common unit were $0.45. As a result of the announced Plan of Merger with Blackstone Real Estate as described in Note 12, payment of additional quarterly dividends has been suspended, effective immediately, other than for the purpose of meeting REIT status, and any such dividends would result in an offsetting decrease to the Common Stock Merger Consideration. Subject to and upon consummation of the Merger, the Company’s Class A common stock will no longer be listed on the New York Stock Exchange.
Note 4 — Leases
Tenant Lessor Arrangements
The majority of lease payments we receive from our residents are fixed. We receive variable payments from our residents primarily for utility reimbursements. Our total lease income was comprised of the following amounts for all operating leases (in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed lease income	$179,359	$196,336
Variable lease income	12,826	13,288
Total lease income	$192,185	$209,624
Generally, our residential leases do not provide extension options and, as of March 31, 2024, have an average remaining term of 7.2 months. In general, our commercial leases have options to extend for a certain period of time at the tenant’s option. As of March 31, 2024, future minimum annual rental payments we are contractually obligated to receive under residential and commercial leases, excluding such extension options, are as follows (in thousands):

2024 (remaining)	$344,334
2025	148,584
2026	21,498
2027	11,713
2028	9,604
Thereafter	30,872
Total	$566,605
Note 5 — Debt
The following table summarizes our total indebtedness (in thousands):

	March 31, 2024	December 31, 2023
Secured debt:
Fixed-rate property debt due May 2025 to January 2055 (1)	$2,229,842	$2,236,975
Debt issuance costs, net of accumulated amortization	(12,651)	(13,184)
Total non-recourse property debt, net	$2,217,191	$2,223,791

Unsecured debt:
Term loans due December 2024 to April 2026 (2)	$475,000	$475,000
Revolving credit facility borrowings due April 2025 (3)	260,000	115,000
4.58% Notes payable due June 2027	100,000	100,000
4.77% Notes payable due June 2029	100,000	100,000
4.84% Notes payable due June 2032	200,000	200,000
Total unsecured debt	1,135,000	990,000
Debt issuance costs, net of accumulated amortization	(3,142)	(3,447)
Total unsecured debt, net	$1,131,858	$986,553
Total indebtedness	$3,349,049	$3,210,344
(1)The stated rates on our fixed-rate property debt are between 2.7% to 5.7%.
(2)The term loans bear interest at a one-month Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and a SOFR adjustment of 10-basis points, based on our current credit rating. As of March 31, 2024, the weighted-average interest rate for our term loans before consideration of in place interest rate swaps was 6.4%. During the three months ended March 31, 2024, we restructured and terminated certain interest rate swaps, economically hedging our entire $475 million term loan balance at an effective interest rate for 2024 of 3.5%. The term loans mature on the following schedule: $125 million matures on December 15, 2024, with a one-year extension option; $150 million matures on December 15, 2025; and $200 million matures on April 14, 2026. As of March 31, 2024, the weighted-average remaining term of the term loans was 1.8 years.
(3)As of March 31, 2024, we had capacity to borrow up to $735.7 million under our revolving credit facility after consideration of undrawn letters of credit. The revolving credit facility bears interest at a one-month Term SOFR plus 0.89% and a SOFR adjustment of 10-basis points based on our current credit rating. During the three months ended March 31, 2024, we entered into interest rate swaps economically hedging $200 million of our $260 million revolving credit facility borrowings at 4.9%. As of March 31, 2024, the weighted-average interest rate for the remaining $60 million outstanding on our revolving credit facility was 6.3%.
During the three months ended March 31, 2024, we increased the borrowings against our revolving credit facility primarily to fund the acquisition of one apartment community located in Raleigh, North Carolina.
As of March 31, 2024, our available liquidity was approximately $1.7 billion, which is comprised of available capacity on our secured and revolving credit facilities, our share of restricted cash, and our share of cash and cash equivalents. As a result of the announced Plan of Merger with Blackstone Real Estate as described in Note 12, AIR is generally prohibited from creating, incurring, assuming, replacing, prepaying, or guaranteeing any indebtedness for borrowed money or issuing or materially amending the terms of any indebtedness.

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
Note 6 — Investment in Unconsolidated Real Estate Partnerships
As of March 31, 2024, AIR has equity investments in three significant unconsolidated joint ventures: the joint venture with a global institutional investor (the “Core JV”), the joint venture with a global asset manager (“Value-Add JV”), and the “Virginia JV” (collectively, the “Joint Venture Entities”). We account for these joint ventures utilizing the equity method of accounting and our ownership interests meet the definition of a VIE. However, we are not the primary beneficiary and do not consolidate these entities.

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
The carrying value of AIR's investment in each joint venture is included in investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets. AIR's exposure to the obligations of the VIEs is limited to the carrying value of the limited partnership interests and AIR's interest of the joint ventures' guarantor non-recourse liabilities. The following table summarizes certain relevant information with respect to our investments in unconsolidated real estate partnerships (in thousands):

	March 31, 2024
	Virginia JV	Value-Add JV	Core JV
Third-party debt	$395,000	$89,053	$793,874
AIR's investment in balance (1)	$16,539	$28,482	$258,590
(1)AIR's investment in balance includes certain basis differences that are subject to amortization. AIR's investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets also includes $21.3 million related to two immaterial unconsolidated investments.

	December 31, 2023
	Virginia JV	Value-Add JV	Core JV
Third-party debt	$395,000	$88,741	$793,910
AIR's investment in balance (1)	$17,212	$28,606	$268,931
(1)AIR's investment in unconsolidated real estate partnerships in our condensed consolidated balance sheets includes $21.3 million related to two immaterial unconsolidated investments.

The Company recognizes earnings or losses from our investments in unconsolidated real estate partnerships consisting of our proportionate share of the net earnings or losses of the joint ventures. In addition, we earn various fees for providing property management, construction, and corporate services to the Joint Venture Entities. The table below presents earnings or losses attributable to our investments in unconsolidated real estate partnerships, which is included in loss from unconsolidated real estate partnerships in our combined condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Virginia JV	$(73)	$(1,035)
Value-Add JV	(239)	—
Core JV	(6,538)	—
Total	$(6,850)	$(1,035)
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
We have determined that our legal obligations to remove or remediate certain potentially hazardous materials may be conditional asset retirement obligations (“AROs”), as defined by GAAP. Except in limited circumstances where the asset retirement activities are expected to be performed in connection with a planned construction project or apartment community casualty, we believe that the fair value of our AROs cannot be reasonably estimated due to significant uncertainties in the timing and manner of settlement of those obligations. AROs that are reasonably estimable as of March 31, 2024, are immaterial to our condensed consolidated financial statements.
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

Recurring Fair Value Measurements
The following table summarizes investments measured at fair value on a recurring basis, which are presented in other assets, net, and accrued liabilities and other in our condensed consolidated balance sheets (in thousands):

	As of March 31, 2024				As of December 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Interest rate swaps - pay-fixed, receive floating	$14,026	$—	$14,026	$—	$14,679	$—	$14,679	$—
Interest rate swaps - pay-floating, receive fixed	$—	$—	$—	$—	$465	$—	$465	$—
Interest rate swaps - forward starting	$1,574	$—	$1,574	$—	$331	$—	$331	$—
Financial Assets and Liabilities Not Measured at Fair Value
We believe that the carrying value of the consolidated amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their estimated fair value as of March 31, 2024 and December 31, 2023, due to their relatively short-term nature and high probability of realization. The carrying value of our revolving credit facility and term loans, which we classify as Level 2 in the GAAP fair value hierarchy, approximated their estimated fair value as of March 31, 2024 and December 31, 2023, as they bear interest at floating rates which approximate market rates.
We classify the fair value of our non-recourse property debt, unsecured notes payable, seller financing notes receivable, and preferred equity investment within Level 2 of the GAAP fair value hierarchy, as summarized in the following table (in thousands):

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse property debt	$2,229,842	$1,986,422	$2,236,975	$2,001,532
Unsecured notes payable	$400,000	$380,441	$400,000	$384,244
Seller financing note receivable, net (1)	$32,671	$32,420	$32,459	$33,042
Preferred equity investment (2)	$22,988	$23,758	$22,693	$23,562
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
Changes in fair value of derivatives designated as cash flow hedges are recognized in accumulated other comprehensive income and subsequently reclassified into earnings as an increase or decrease to interest expense. During the three months ended March 31, 2024, we reclassified gains of $2.1 million out of accumulated other comprehensive income into interest expense. During the three months ended March 31, 2023, we reclassified $4.2 million out of accumulated other comprehensive income, net into interest expense. As of March 31, 2024, we estimate that during the next 12 months, we will reclassify into earnings approximately $6.1 million of the unrealized gain in accumulated other comprehensive income.

Changes in fair value of derivatives not designated in a hedge relationship, or economic hedges, are recognized in gain (loss) on derivative instruments, net, in our condensed consolidated statements of operations once realized. During the three months ended March 31, 2024 and 2023, gain (loss) on derivative instruments was $9.6 million and $(2.1) million, respectively.
During the three months ended March 31, 2024, we terminated five interest rate swap positions not designated as hedging instruments. Two of the terminated instruments were pay-fixed, receive-floating interest rate swaps with a notional value of $80 million, and two were offsetting pay-floating, receive-fixed interest rate swaps with a notional value of $80 million. One of the terminated instruments was a forward starting interest rate swap entered into in anticipation of additional fixed-rate property debt with a notional value of $50 million and was replaced by a new forward starting interest rate swap with a notional value of $42 million. Additionally, AIR entered into one forward starting interest rate swap with a notional value of $51.7 million, and restructured one pay-fixed, receive-floating interest rate swap, to better align the maturity date with the related term loans. As a result of these transactions, AIR received $6.2 million in cash during the three months ended March 31, 2024.
During the three months ended March 31, 2024, AIR entered into three pay-fixed, receive floating interest rate swaps, with a notional value of $200 million, economically hedging $200 million of our $260 million revolving credit facility borrowings outstanding as of March 31, 2024, at 4.9%.
As of March 31, 2024, AIR had a notional value of $675 million of pay-fixed, receive-floating interest rate swaps that are not designated as hedging instruments, and a notional value of $94 million of forward starting interest rate swaps that are not designated as hedging instruments. Accordingly, the changes in the fair value of these derivatives are recognized in gain (loss) on derivative instruments, net, in our condensed consolidated statements of operations.
The following table summarizes our derivative financial instruments (dollars in thousands):

	As of March 31, 2024
	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)	Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, pay-fixed, receive floating	8	$675,000	$14,123	$(97)
Interest rate swaps, forward starting	2	$93,700	$1,574	$—

	As of December 31, 2023
	Number of	Aggregate Notional	Derivative Assets (included in Other Assets, net)	Derivative Liabilities (included in Accrued Liabilities and Other)
	Instruments	Amount	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swaps, pay-fixed, receive floating	7	$555,000	$15,266	$(587)
Interest rate swaps, pay-floating, receive fixed	2	$80,000	$472	$(7)
Interest rate swaps, forward starting	1	$50,000	$331	$—
Subsequent to the three months ended March 31, 2024, AIR terminated one forward starting interest rate swap with a notional value of $51.7 million.
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
The table below summarizes apartment community information regarding VIEs consolidated by the AIR Operating Partnership:

	March 31, 2024	December 31, 2023
VIEs with interests in apartment communities	3	3
Apartment communities owned by VIEs	14	14
Apartment homes in communities owned by VIEs	4,866	4,866
Assets of the AIR Operating Partnership’s consolidated VIEs must first be used to settle the liabilities of such consolidated VIEs. These consolidated VIEs’ creditors do not have recourse to the general credit of the AIR Operating Partnership. Assets and liabilities of VIEs, excluding those of the AIR Operating Partnership, are summarized in the table below (in thousands):

	March 31, 2024	December 31, 2023
ASSETS:
Net real estate	$1,008,068	$1,013,770
Cash and cash equivalents	47,570	41,219
Restricted cash	2,386	2,179
Other assets, net	29,288	22,546
LIABILITIES:
Non-recourse property debt, net	$1,192,891	$1,196,280
Accrued liabilities and other	41,244	34,903
Note 11 — Business Segments
We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR and have reached a stabilized level of operations. Our Other Real Estate segment includes four properties acquired in 2023, one property acquired in 2024, and two properties undergoing planned property capital investment.
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
As of March 31, 2024, our Same Store segment included 69 apartment communities with 24,271 apartment homes and our Other Real Estate segment included 7 apartment communities with 2,744 apartment homes.
The following tables present the total revenues, property operating expenses, proportionate property net operating income (loss), and income (loss) before income tax expense of our segments on a proportionate basis, excluding amounts related to communities sold. To reflect how the CODM evaluates the business, prior period segment information has been recast to conform with our reportable segment composition as of March 31, 2024 (in thousands):

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended March 31, 2024:
Total revenues	$169,216	$17,673	$5,649	$3,084	$195,622
Property management and operating expenses	43,775	6,493	7,088	10,383	67,739
Other operating expenses not allocated to segments (3)	—	—	—	101,336	101,336
Total operating expenses	43,775	6,493	7,088	111,719	169,075
Proportionate property net operating income (loss)	125,441	11,180	(1,439)	(108,635)	26,547
Other items included in income before income tax expense (4)	—	—	—	(30,506)	(30,506)
Income (loss) before income tax expense	$125,441	$11,180	$(1,439)	$(139,141)	$(3,959)

	Same Store	Other Real Estate	Proportionate and Other Adjustments (1)	Corporate and Amounts Not Allocated to Segments (2)	Consolidated
Three Months Ended March 31, 2023:
Total revenues	$162,244	$12,178	$33,775	$3,796	$211,993
Property management and operating expenses	44,239	4,544	13,936	12,734	75,453
Other operating expenses not allocated to segments (3)	—	—	—	106,506	106,506
Total operating expenses	44,239	4,544	13,936	119,240	181,959
Proportionate property net operating income (loss)	118,005	7,634	19,839	(115,444)	30,034
Other items included in income before income tax expense (4)	—	—	—	(39,843)	(39,843)
Income (loss) before income tax expense	$118,005	$7,634	$19,839	$(155,287)	$(9,809)
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
(2)Includes: (i) the operating results of apartment communities sold during the periods shown or held for sale at the end of the period, if any, (ii) property management revenues, which are not part of our segment performance measure, property management expenses and casualty gains and losses, which are included in consolidated property management and operating expenses and are not part of our segment performance measure, and (iii) the depreciation of capitalized costs of non-real estate assets.
(3)Includes depreciation and amortization, general and administrative expenses, and other expenses, net, and may also include write-offs of deferred leasing commissions, which are not included in our measure of segment performance.
(4)Includes interest income, interest expense, loss on extinguishment of debt, gain on dispositions of real estate, provision for impairment loss, loss from unconsolidated real estate partnerships, and gain on derivative instruments, net.
The assets of our segments and the consolidated assets not allocated to our segments were as follows (in thousands):

	March 31, 2024	December 31, 2023
Same Store	$4,857,984	$4,841,335
Other Real Estate	860,316	779,456
Corporate and other assets (1)	480,006	513,961
Total consolidated assets	$6,198,306	$6,134,752
(1)Includes the assets not allocated to our segments including: (i) corporate asset and (ii) properties sold or classified as held for sale.
For the three months ended March 31, 2024 and 2023, capital additions related to our segments were as follows (in thousands):

	2024	2023
Same Store	$23,952	$30,480
Other Real Estate	3,470	2,931
Total capital additions	$27,422	$33,411

Note 12 — Subsequent Events
On April 7, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Apex Purchaser LLC (“Buyer 1”), Aries Purchaser LLC (“Buyer 2”), Astro Purchaser LLC (“Buyer 3”), and Astro Merger Sub, Inc. (“Merger Sub”), which are affiliates of Blackstone Real Estate Partners X (“Blackstone”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, upon the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) and each share of the Company’s Class A common stock (“Company Common Stock”) (other than those held by the Company or any of its subsidiaries, or by Buyer 1, Buyer 2, Buyer 3 or Merger Sub (the “Cancelled Shares”)) that is issued and outstanding immediately prior to the Merger will be automatically canceled and converted into the right to receive an amount in cash equal to $39.12 (the “Common Stock Merger Consideration”), without interest. Additionally, substantially concurrently with the consummation of the Merger, the Company shall effect the redemption of, or make an irrevocable deposit pursuant to the terms of the Class A preferred stock, $0.01 par value per share, of the Company (“Company Preferred Stock”) in respect to the amount required to redeem, all outstanding shares of the Company Preferred Stock at a redemption price payable in cash, by or on behalf of the Company, in an amount equal to $100,000 per share of Company Preferred Stock plus accumulated, accrued and unpaid dividends thereon (“Preferred Stock Redemption Payment”) and from and after the consummation of the Merger, the Company Preferred Stock shall no longer be outstanding and all rights of the holders thereof will terminate, except for the right to receive the Preferred Stock Redemption Payment.
The Merger was unanimously approved by the Company’s Board of Directors and is expected to close in the third quarter of 2024, subject to approval by the Company’s stockholders and other customary closing conditions. Pursuant to the terms of the Merger Agreement, the Company may not pay dividends, including its quarterly dividend, effective immediately except as necessary to preserve its tax status as a real estate investment trust, and any such dividends would result in an offsetting decrease to the Common Stock Merger Consideration. Subject to and upon consummation of the Merger, the Company’s Class A common stock will no longer be listed on the New York Stock Exchange.
The issued and outstanding equity interests of the AIR Operating Partnership, including the Partnership Common Units, each class of Partnership Preferred Units, Partnership LTIP Units and Class I High Performance Partnership Units (each as defined in the Merger Agreement), will be unaffected by the Merger and will remain issued and outstanding and will continue to have the rights and privileges set forth in the Partnership LPA (as defined in the Merger Agreement). At or prior to the consummation of the Merger, the Partnership LPA will be amended by AIR-GP, Inc. (the “General Partner”) in substantially the form attached to the Merger Agreement (the “LPA Amendment”) to provide that, following the closing, (i) the AIR Operating Partnership will pay cash to those of holders of Partnership Units (as defined in the Merger Agreement) who elect to redeem their Partnership Units in accordance with the terms of the Partnership LPA (and will not exercise its right to pay for such redeemed Partnership Units in shares of Company Common Stock), (ii) any Partnership Units redeemed on the Closing Date (as defined in the Merger Agreement) or within ten (10) days thereafter will be valued at an amount equal to the Common Stock Merger Consideration minus the aggregate amount of all distributions per Partnership Common Unit declared or paid to the holders of Partnership Common Units during the period commencing on the Closing Date and ending on the date a notice of redemption is received and (iii) any Partnership Units redeemed after the tenth (10th) day following the Closing Date will be valued by the General Partner in good faith on the basis of such information as it considers, in its reasonable judgment, as appropriate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. This Quarterly Report on Form 10-Q contains information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding: the payment of dividends and distributions in the future; our ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding consumer demand, growth in revenue and strength of other performance metrics and models; the effect of and expectations regarding acquisitions and dispositions, including the Merger; expectations regarding acquisitions as well as sales and the formation of joint ventures and the use of proceeds thereof; the availability and cost of corporate debt; our ability to comply with debt covenants; and risks related to the provision of property management services to third parties and our ability to collect property management and asset management related fees.
These forward-looking statements are based on management’s current expectations, estimates and assumptions and subject to risks and uncertainties, that could cause actual results to differ materially from such forward-looking statements, including, but not limited to: real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents in such markets; national and local economic conditions, including inflation, the pace of job growth, the level of unemployment, and recession; the amount, location, and quality of competitive new housing supply, which may be impacted by global supply chain disruptions; the timing and effects of acquisitions and dispositions, including the Merger; changes in operating costs, including energy costs; negative economic conditions in our geographies of operation; the ability of AIR to hire and retain key personnel, including in connection with the Merger; AIR’s ability to maintain current or meet projected occupancy, rental rate and property operating results; expectations regarding sales of apartment communities and the use of proceeds thereof; insurance risks, including the cost of insurance, and natural disasters and severe weather such as hurricanes; financing risks, including interest rate changes and the availability and cost of financing; the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; the risk that earnings may not be sufficient to maintain compliance with debt covenants, including financial coverage ratios; legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of laws and governmental regulations that affect us and interpretations of those laws and regulations; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by AIR; risks associated with the Merger, including our ability to complete the Merger on the anticipated terms and timing, or at all, including our ability to obtain the required stockholder approval, and our ability to satisfy the other conditions to the completion of the Merger; potential litigation relating to the Merger that could be instituted against AIR or its directors, managers or officers, including the effects of any outcomes related thereto; the risk that disruptions from the Merger will harm AIR’s business, including current plans and operations, including during the pendency of the Merger; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger; certain restrictions during the pendency of the Merger that may impact AIR’s ability to pursue certain business opportunities or strategic transactions; unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or a pandemic, as well as management’s response to any of the aforementioned factors; the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger, including in circumstances requiring AIR to pay a termination fee; and those other risks and uncertainties described in this Quarterly Report on Form 10-Q, as well as the section entitled “Risk Factors” in Item 1A of AIR’s and AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023, and subsequent filings with the SEC, including the proxy statement that will be filed in connection with the Merger.
Certain of these risks, as well as other risks associated with the Merger, will be more fully discussed in the proxy statement that will be filed with the SEC in connection with the Merger. There can be no assurance that the Merger will be completed, or if it is completed, that it will close within the anticipated time period. These factors should not be construed as exhaustive and should be read in conjunction with the other forward-looking statements. The forward-looking statements relate only to events as of the date on which the statements are made. AIR does not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. You should specifically consider the factors identified in this quarterly report that could cause actual results to differ. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect AIR.
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

Certain financial and operating measures found herein and used by management are not defined under GAAP. These measures are defined and reconciled to the most directly comparable GAAP measures under the Non-GAAP Measures heading and include: NAREIT Funds from Operations, Pro forma Funds from Operations, Adjusted Funds from Operations, and the measures used to compute our leverage ratios.
Executive Overview
We created AIR to be the most efficient and effective way to invest in U.S. multi-family real estate, due to our simple business model, diversified portfolio of stabilized apartment communities, and low leverage.
We own and operate a portfolio of stabilized apartment communities, diversified by both geography and price point, in 10 states and the District of Columbia. As of March 31, 2024, our portfolio included 76 apartment communities with 27,015 apartment homes, in which we held an average ownership of approximately 82%.
On April 7, 2024, the Company entered into the Merger Agreement with Buyer 1, Buyer 2, Buyer 3 and Merger Sub, which are affiliates of Blackstone. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, upon the closing of the Merger, each share of Company Common Stock (other than the Cancelled Shares) that is issued and outstanding immediately prior to the Merger will be automatically canceled and converted into the right to receive the Common Stock Merger Consideration, without interest. Additionally, substantially concurrently with the consummation of the Merger, the Company shall effect the redemption of, or make an irrevocable deposit pursuant to the terms of the Company Preferred Stock in respect to the amount required to redeem, all outstanding shares of the Company Preferred Stock at a redemption price payable in cash, by or on behalf of the Company, in an amount equal to the Preferred Stock Redemption Payment and from and after the consummation of the Merger, the Company Preferred Stock shall no longer be outstanding and all rights of the holders thereof will terminate, except for the right to receive the Preferred Stock Redemption Payment.
The Merger was unanimously approved by the Company’s Board of Directors and is expected to close in the third quarter of 2024, subject to approval by the Company’s stockholders and other customary closing conditions. Pursuant to the terms of the Merger Agreement, the Company may not pay dividends, including its quarterly dividend, effective immediately except as necessary to preserve its tax status as a real estate investment trust, and any such divided would result in an offsetting decrease to the Common Stock Merger Consideration. Subject to and upon consummation of the Merger, the Company’s Class A common stock will no longer be listed on the New York Stock Exchange.
The issued and outstanding equity interests of the AIR Operating Partnership, including the Partnership Common Units, each class of Partnership Preferred Units, Partnership LTIP Units and Class I High Performance Partnership Units will be unaffected by the Merger and will remain issued and outstanding and will continue to have the rights and privileges set forth in the Partnership LPA. The LPA Amendment, which will be effected at or prior to the consummation of the Merger, will provide that, following the Closing, (i) the AIR Operating Partnership will pay cash to those of holders of Partnership Units who elect to redeem their Partnership Units in accordance with the terms of the Partnership LPA (and will not exercise its right to pay for such redeemed Partnership Units in shares of Company Common Stock), (ii) any Partnership Units redeemed on the Closing Date or within ten (10) days thereafter will be valued at an amount equal to the Common Stock Merger Consideration minus the aggregate amount of all distributions per Partnership Common Unit declared or paid to the holders of Partnership Common Units during the period commencing on the Closing Date and ending on the date a notice of redemption is received and (iii) any Partnership Units redeemed after the tenth (10th) day following the Closing Date will be valued by the General Partner in good faith on the basis of such information as it considers, in its reasonable judgment, as appropriate.
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

Financial Highlights
Net loss attributable to common stockholders per common share, on a dilutive basis was $(0.05) for the three months ended March 31, 2024 compared to $(0.08) for the three months ended March 31, 2023, due primarily to:
•Same Store revenue growth of 4.3% which resulted in higher NOI of 6.3%, primarily driven by an increase of 3.4% in residential rents,
•gain on derivative instruments, and
•lower loss on extinguishment of debt, offset partially by
•higher loss from unconsolidated real estate partnerships.
Results of Operations for the Three Months Ended March 31, 2024, Compared to 2023
Property Operations
We have two segments: Same Store and Other Real Estate. Our Same Store segment includes communities that are owned and managed by AIR and have reached a stabilized level of operations. Our Other Real Estate segment includes four properties acquired in 2023, one property acquired in 2024, and two properties undergoing planned property capital investment.
As of March 31, 2024, our Same Store segment included 69 apartment communities with 24,271 apartment homes and our Other Real Estate segment included 7 apartment communities with 2,744 apartment homes.
Transactions
During the three months ended March 31, 2024, we acquired one apartment community located in Raleigh, North Carolina with 384 apartment homes.
Subsequent to March 31, 2024, we acquired one apartment community located in Bethesda, Maryland with 359 apartment homes and 50,500 square feet of commercial space for $150.0 million. In connection with the acquisition, AIR placed $97.3 million of non-recourse property debt on the property. AIR anticipates that this property will be contributed to the Core JV, and AIR will receive cash consideration of $24.8 million and a reduction in its share of property debt of $45.7 million.
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

	Three Months Ended March 31,		Historical Change
(dollars in thousands)	2024	2023	$	%
Rental and other property revenues, before utility reimbursements:
Same Store	$169,216	$162,244	$6,972	4.3%
Other Real Estate	17,673	12,178	5,495	nm
Total	186,889	174,422	12,467	7.1%
Property operating expenses, net of utility reimbursements:
Same Store	43,775	44,239	(464)	(1.0)%
Other Real Estate	6,493	4,544	1,949	nm
Total	50,268	48,783	1,485	3.0%
Proportionate property net operating income:
Same Store	125,441	118,005	7,436	6.3%
Other Real Estate	11,180	7,634	3,546	nm
Total	$136,621	$125,639	$10,982	8.7%
For the three months ended March 31, 2024, compared to 2023, excluding changes attributable to changes in ownership, our Same Store proportionate property NOI increased by 6.3%. This increase was attributable primarily to a 3.4% increase in residential rates, a 50 basis point increase in Average Daily Occupancy, and a 40 basis point increase in other residential income, resulting in a $7.0 million, or 4.3%, increase in rental and other property revenues.
Other Real Estate proportionate property NOI for the three months ended March 31, 2024, compared to 2023, increased by $3.5 million, due primarily to the contribution from three properties acquired in 2023 subsequent to March 31, 2023 and one property acquired in 2024.
Non-Segment Real Estate Operations
Operating income amounts not attributed to our segments include offsite costs associated with property management, casualty losses, and the results of apartment communities sold or held for sale, which we do not allocate to our segments for purposes of evaluating segment performance. For the three months ended March 31, 2024, compared to 2023, non-segment real estate operations increased by $1.6 million, due primarily to an increase in property management revenues and a decrease in casualty losses.
Other Revenues
For the three months ended March 31, 2024, compared to 2023, other revenues increased $1.2 million, due primarily to fees earned for providing property management services for the Value-Add JV and the Core JV.
Property operating expenses
For the three months ended March 31, 2024, compared to 2023, property operating expenses decreased $8.2 million, or 12.2%, due primarily to the contribution of apartment communities to two unconsolidated joint ventures subsequent to the first quarter of 2023; the Core JV and the Value-Add JV, and a decrease in casualty losses.
Depreciation and Amortization
For the three months ended March 31, 2024, compared to 2023, depreciation and amortization expense decreased $15.9 million, or 16.6%, due primarily to the reduction in depreciation associated with properties sold subsequent to March 31, 2023, offset partially by properties acquired subsequent to March 31, 2023.

General and administrative expenses
For the three months ended March 31, 2024, compared to 2023, general and administrative expenses increased by $3.2 million, or 44.0%, due primarily to one-time personnel costs, that are not expected to recur. Future increases in general and administrative expenses are anticipated to be limited.
Other expenses, net
Other expenses, net, includes costs associated with our risk management activities, partnership administration expenses, and certain non-recurring items.
For the three months ended March 31, 2024, compared to 2023, other expenses, net, increased by $7.6 million, due primarily to higher legal expenses incurred and a reduction in short duration income due to the sale of our New England portfolio in 2023.
Loss on Extinguishment of Debt
During the three months ended March 31, 2024, we recorded no loss on extinguishment of debt. During the three months ended March 31, 2023, we recognized $2.0 million due to prepayment penalties incurred from the early payment of property debt in 2023.
Gain (loss) on Derivative Instruments
During the three months ended March 31, 2024 and 2023, we recognized $9.6 million of gains and $2.1 million of losses, respectively, due to the mark-to-market adjustment of certain derivative instruments that were not designated in a hedge relationship.
Loss from Unconsolidated Real Estate Partnerships
For the three months ended March 31, 2024, compared to 2023, loss from unconsolidated real estate partnerships increased $5.8 million. Subsequent to the first quarter of 2023, AIR formed two joint ventures; the Core JV and the Value-Add JV. During the three months ended March 31, 2024, our unconsolidated joint ventures generated NOI of $14.1 million. This incremental NOI was offset by higher depreciation expense due to the step-up in value for properties in the Core JV and the Value-Add JV to fair market value.
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
Our critical accounting estimates are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023. There have been no other significant changes in our critical accounting estimates from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.
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
NAREIT Funds From Operations, Pro forma Funds From Operations, and Adjusted Funds From Operations
Many of our investors focus on multiples of Funds From Operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), referred to herein as “NAREIT FFO.”

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
These investors also focus on NAREIT FFO, as adjusted for non-cash, unusual, or non-recurring items. We refer to these metrics as Pro forma Funds From Operations (“Pro forma FFO”) and Adjusted Funds From Operations (“AFFO”). Pro forma FFO is used to measure short-term, operational, performance and represents NAREIT FFO as defined above, excluding certain amounts that are unique or occur infrequently. AFFO represents Pro forma FFO as defined above, reduced by Capital Replacements and is a measure of current period performance.
NAREIT FFO, Pro forma FFO, and AFFO should not be considered alternatives to net income (loss) determined in accordance with GAAP, as indications of our performance. Although we use these non-GAAP measures for comparability in assessing our performance compared to other REITs, not all REITs compute these same measures and those who do may not compute them in the same manner. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs.
NAREIT FFO, Pro forma FFO, and AFFO are calculated as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to AIR common stockholders	$(6,570)	$(11,457)
Adjustments:
Real estate depreciation and amortization, net of noncontrolling partners’ interest	86,184	90,012
Common noncontrolling interests in AIR OP’s share of above adjustments and amounts allocable to participating securities	(5,480)	(5,922)
NAREIT FFO attributable to AIR common stockholders	$74,134	$72,633
Adjustments:
(Gain) loss on derivative instruments (1)	(1,361)	2,144
Non-cash straight-line rent (2)	3,068	3,090
Business transformation and transition related costs (3)	1,824	213
Loss on extinguishment of debt (4)	—	2,008
Casualty losses and other (5)	872	1,846
Blackstone transaction costs (6)	3,200	—
Common noncontrolling interests in AIR OP’s share of above adjustments and amounts allocable to participating securities	(455)	(626)
Pro forma FFO attributable to AIR common stockholders	$81,282	$81,308
Capital Replacements, net of common noncontrolling interests in AIR OP and participating securities	(9,141)	(9,678)
AFFO attributable to AIR common stockholders	$72,141	$71,630
(1)During 2023 and 2024, we entered into treasury locks and interest rate swaps that did not qualify for hedge accounting under GAAP. Changes in the fair value of these instruments are included in net loss attributable to AIR common stockholders. Any non-cash changes in fair value are excluded in the determination of Pro forma FFO.
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

(4)During 2023, we incurred debt extinguishment costs related to the prepayment of debt. These costs are related to the prepayment of high-cost, floating-rate debt. We excluded these costs from Pro forma FFO because we believe they are not representative of future cash flows.
(5)During 2023, we incurred significant casualty losses related to fire damage at our Palazzo East at Park La Brea apartment community. AIR excludes individually significant casualty losses from the computation of Pro forma FFO when the expected gains or losses are atypical and costs are greater than $1 million. Individual casualty losses less than $1 million are included in Pro forma FFO.
(6)During 2024, we entered into a Merger Agreement with Blackstone which is expected to close in the third quarter of 2024. In connection with the Merger Agreement, we incurred one-time transactions costs which have been excluded from Pro forma FFO because we believe they are not representative of ongoing operating performance.
Leverage Ratios
We target Net Leverage to Adjusted EBITDAre of ~6.0x, which equates to approximately 36% on a loan-to-value basis, an amount considered low within the multifamily sector where participants typically consider borrowing levels of between 40% and 65%. We anticipate the Net Leverage to Adjusted EBITDAre ratio will vary based on the timing of transactions. We also focus on Proportionate Debt to Adjusted EBITDAre. We believe these ratios, which are based in part on non-GAAP financial information, are commonly used by investors and analysts to assess the relative financial risk associated with balance sheets of companies within the same industry, and they are believed to be similar to measures used by rating agencies to assess entity credit quality.
Our leverage ratios for the three months ended March 31, 2024, are presented below:

Annualized Current Quarter
Proportionate Debt to Adjusted EBITDAre	6.8x
Net Leverage to Adjusted EBITDAre	6.9x
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
The reconciliation of total indebtedness to Proportionate Debt and Preferred Equity, as used in our leverage ratios, is as follows (in thousands):

March 31, 2024
Total indebtedness	$3,349,049
Adjustments:
Debt issuance costs related to non-recourse property debt and term loans	15,793
Proportionate share adjustments related to debt obligations	63,518
Cash and restricted cash	(114,737)
Resident security deposits included in restricted cash	11,548
Proportionate share adjustments related to cash and restricted cash	6,410
Proportionate Debt	$3,331,581
Perpetual Preferred Stock	2,000
Preferred noncontrolling interests in AIR Operating Partnership	77,140
Net Leverage	$3,410,721
We calculated Adjusted EBITDAre used in our leverage ratios based on annualized current quarter amounts. EBITDAre and Adjusted EBITDAre are non-GAAP measures, which we believe are useful to investors, creditors, and rating agencies as a supplemental measure of our ability to incur and service debt because they are recognized measures of performance by the real estate industry and facilitate comparison of credit strength between AIR and other companies. EBITDAre and Adjusted EBITDAre should not be considered alternatives to net loss as determined in accordance with GAAP as indicators of liquidity. There can be no assurance that our method of calculating EBITDAre and Adjusted EBITDAre is comparable with that of other real estate investment trusts. NAREIT defines EBITDAre as net income computed in accordance with GAAP, before interest expense, income taxes, and depreciation and amortization expense, which we have further adjusted for:
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
EBITDAre is defined by NAREIT and provides for an additional performance measure independent of capital structure for greater comparability between real estate investment trusts. We define Adjusted EBITDAre as EBITDAre adjusted for the effect of the following items for the reasons set forth below:
•net income (loss) attributable to noncontrolling interests in consolidated real estate partnerships and EBITDAre adjustments attributable to noncontrolling interests are excluded to allow investors to compare a measure of our earnings before the effects of our capital structure and indebtedness with that of other companies in the real estate industry;
•the amount by which GAAP rent expense exceeds cash rent payments for two long-term ground leases until 2076 and 2079 is excluded. The excess of GAAP rent expense over the cash payments for these leases does not reflect a current obligation that affects our ability to service debt; and
•    applicable Pro forma FFO adjustments to NAREIT FFO under the heading “NAREIT Funds From Operations, Pro forma Funds From Operations, and Adjusted Funds From Operations,” excluding items that are not included in EBITDAre, to exclude certain amounts that are unique or occur infrequently.
The reconciliation of net loss to EBITDAre and Adjusted EBITDAre, as used in our leverage ratios, is as follows (in thousands):

Three Months Ended March 31, 2024
Net loss	$(4,278)
Adjustments:
Interest expense	35,282
Income tax expense	319
Depreciation and amortization	79,754
Net income attributable to noncontrolling interests in consolidated real estate partnerships	(1,101)
EBITDAre adjustments attributable to noncontrolling interests and unconsolidated real estate partnerships	11,135
EBITDAre	$121,111
Pro forma FFO and other adjustments, net (1)	54
Quarterly Adjusted EBITDAre	$121,165
Adjusted EBITDAre, before annualization impact for non-recurring items	$484,660
One-time adjustments to annualized EBITDA (2)	8,298
Adjusted EBITDAre	$492,958
(1)Includes pro forma adjustments to NAREIT FFO under the heading, “NAREIT Funds From Operations, Pro forma Funds From Operations, and Adjusted Funds From Operations”, excluding items that are not included in EBITDAre such as prepayment penalties, net. EBITDAre has also been adjusted by $8.2 million non-cash gain on derivative instruments and $0.3 million to reflect the acquisition of one property as if the transaction closed on January 1, 2024.
(2)First quarter 2024 EBITDAre includes $2.4 million of expenses, net, that are not expected to recur in the future. As such, their annualized impact has been added to the computation of Adjusted EBITDAre.

Liquidity and Capital Resources
Liquidity
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flows from operations. Additional sources are proceeds from dispositions of apartment communities, proceeds from refinancing existing property debt, borrowings under new property debt, borrowings under our credit facilities, and proceeds from equity offerings. As of March 31, 2024, our available liquidity was approximately $1.7 billion, which consisted of:
•$80.6 million of our share of cash and cash equivalents;
•$16.2 million of our share of restricted cash, excluding amounts related to tenant security deposits, which consists primarily of escrows held by lenders for capital additions, property taxes, and insurance; and
•$1.6 billion of available capacity to borrow under our revolving credit facility after consideration of letters of credit and committed property level financing through our secured credit facility with Fannie Mae.
Additional liquidity may also be provided through future secured and unsecured financings. As a result of the announced Merger with Blackstone, AIR is generally prohibited from creating, incurring, assuming, replacing, prepaying, or guaranteeing any indebtedness for borrowed money or issuing or materially amending the terms of any indebtedness.
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
There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023.
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
The combination of secured and unsecured debt, preferred OP Units, and redeemable noncontrolling interests in a consolidated real estate partnership comprise our total leverage. The weighted-average remaining term to maturity for our total leverage was 6.1 years as of March 31, 2024, inclusive of extension options, with a weighted-average interest rate of 4.4%. We have sufficient committed credit to repay all debt coming due through the first quarter of 2027.
Under our credit agreement and unsecured notes payable, we have agreed to maintain certain financial covenants, as well as other covenants customary for similar credit arrangements. The financial covenants we are required to maintain include a maximum leverage ratio of no greater than 0.60 to 1.00; a fixed charge coverage ratio of no less than 1.50 to 1.00, a maximum secured indebtedness to total assets ratio of no greater than 0.40 to 1.00, a maximum unsecured leverage ratio no greater than 0.60 to 1.00, and a minimum unsecured interest coverage ratio no less than 1.50 to 1.00. We believe we were in compliance with these covenants as of March 31, 2024 and expect to remain in compliance during the next 12 months.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows in Item 1 of this report.
Operating Activities
For the three months ended March 31, 2024, net cash provided by operating activities was $76.9 million. Our operating cash flow is affected primarily by rental rates, occupancy levels, operating expenses related to our portfolio of apartment communities, and changes in working capital items. Cash provided by operating activities for the three months ended March 31, 2024, decreased by $12.0 million compared to the same period in 2023, due primarily to the contribution of apartment communities to two unconsolidated joint ventures subsequent to the first quarter of 2023; the Core JV and the Value-Add JV, offset partially by a net increase in NOI contribution from properties.
Investing Activities
For the three months ended March 31, 2024 and 2023, our net cash used in investing activities was $113.4 million and $191.3 million, respectively, and consisted primarily of purchases of real estate and capital expenditures.
Capital additions totaled $27 million and $33 million during the three months ended March 31, 2024 and 2023, respectively. We generally fund capital additions with cash provided by operating activities and cash proceeds from sales of apartment communities.
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

A summary of the capital spending for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows, are presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Capital Replacements	$8,023	$7,743
Capital Enhancements	10,816	15,743
Initial Capital Expenditures	6,617	6,489
Casualty	1,728	2,809
Other	238	627
Total capital additions	$27,422	$33,411
Plus: additions related to apartment communities sold and held for sale	—	3,580
Consolidated capital additions	$27,422	$36,991
Plus: net change in accrued capital spending	(7,740)	(2,713)
Total capital expenditures per condensed consolidated statements of cash flows	$19,682	$34,278
For the three months ended March 31, 2024 and 2023, we capitalized $— million and $0.4 million of interest costs, respectively, and $3.6 million and $4.0 million of indirect costs, respectively.
Financing Activities
Net cash provided by financing activities of $33.7 million for the three months ended March 31, 2024 consisted primarily of net borrowings on our revolving credit facility, offset partially by the payment of dividends. Net cash used in financing activities of $84.0 million for the three months ended March 31, 2023 consisted primarily of net repayments of our revolving credit facility and the payment of dividends, partially offset by net proceeds from non-recourse property debt.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risks are refunding risk, that is the availability of property debt or other cash sources to refund maturing property debt, and repricing risk, that is the possibility of increases in base interest rates and credit risk spreads. During 2023, we refinanced a portion of our corporate debt with fixed rate property debt and we extended our debt maturities, with no debt maturities until the second quarter of 2025. We use short-term debt financing and working capital primarily to fund short-term uses and generally expect to refinance such borrowings with cash from operating activities, proceeds from apartment community sales, long-term debt, or equity financings. Our objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in interest rate movements. We use derivative financial instruments, principally interest rate swaps and treasury rate locks, to reduce our exposure to interest rate risk. We do not hold or issue derivatives for speculative purposes and closely monitor the credit quality of the institutions with which we transact.
As of March 31, 2024, on a consolidated basis, we had $475.0 million of outstanding borrowings on our term loans, and $260.0 million of variable-rate borrowings under our revolving credit facility. After consideration of our interest rate swap derivatives, which reduces our total variable rate exposure by $675 million, we estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest expense by $0.6 million, net, on an annual basis.
As of March 31, 2024, we had $114.7 million of cash and cash equivalents and restricted cash, a portion of which bears interest at variable rates, which may partially mitigate the effect of an increase in variable rates on our variable-rate debt discussed above.

As of March 31, 2024, we had two undesignated forward starting interest rate swaps with a notional value of $93.7 million that was entered into in anticipation of future debt. We estimate that a change in the floating rate of 100-basis points with constant credit risk spreads would increase or decrease interest expense by $0.9 million, net, on an annual basis.
We estimate the fair value of debt instruments as described in Note 8 to the condensed consolidated financial statements in Item 1. The estimated fair value of total indebtedness, including our non-recourse property debt, term loans, revolving credit facility, and unsecured notes payable, was approximately $3.1 billion as of March 31, 2024.
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
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2024, the Company implemented a new financial and accounting system that improves the efficiency and effectiveness of the Company’s operational and financial accounting processes. As with any new system the Company implements, the design of the internal controls has been evaluated for effectiveness. Other than these new controls, there has been no change in AIR’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, AIR’s internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2024, the Company implemented a new financial and accounting system that improves the efficiency and effectiveness of the Company’s operational and financial accounting processes. As with any new system the Company implements, the design of the internal controls has been evaluated for effectiveness. Other than these new controls, there has been no change in the AIR Operating Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the AIR Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Except as set forth below, as of the date of this report, there have been no material changes from the risk factors in AIR’s and the AIR Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2023.
The Merger may not be completed on the terms or timeline currently contemplated or at all
The completion of the Merger is subject to certain conditions, including (i) approval by our common stockholders; (ii) receipt by Parent (as defined in the Merger Agreement) of an opinion to the effect that, commencing with our initial taxable year ended December 31, 2020 through our hypothetical short taxable year ended on the closing date immediately prior to the closing, we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code (without regard to the effects of the closing, any action (or inaction) taken after the closing, or the distribution requirements of Section 857(b) of the Code for the hypothetical short taxable year) and (iii) other closing conditions set forth in the Merger Agreement. While it is currently anticipated that the Merger will be completed in the third quarter of 2024, there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, change, development, circumstance, occurrence or event will not transpire that could delay or prevent these conditions from being satisfied.
If the Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.
The Merger Agreement provides for the holders of record of our outstanding Class A common stock (other than holders of the Cancelled Shares) to receive cash consideration of $39.12 per share, without interest, upon closing of the Merger. If the Merger is consummated, stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company. In the absence of the Merger, the Company could have various opportunities to enhance its value, including, but not limited to, entering into a transaction that values the shares of common stock higher than the value provided for in the Merger Agreement. Therefore, if the Merger is completed, stockholders will forgo future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the Merger.
If the Merger is not consummated by 5:00 p.m. (Eastern Time) on October 7, 2024 (or, if extended, by 5:00 p.m. (Eastern Time) on January 7, 2025), or in certain other circumstances, either of us or Parent may terminate the Merger Agreement.
We or Parent may terminate the Merger Agreement if the Merger has not been consummated by 5:00 p.m. (Eastern Time) on October 7, 2024, except that such date may be extended at the option of Parent or us, by written notice to the other party, to 5:00 p.m. (Eastern Time) on January 7, 2025, if a governmental order restraining, enjoining, rendering illegal or prohibiting consummation of the Merger (which has arisen as a result of a proceeding initiated by a governmental authority) remains in effect. Subject to the terms and conditions of the Merger Agreement, we or Parent also may terminate the Merger Agreement (i) by mutual written consent; (ii) if there is a final and non-appealable law or governmental order permanently restraining, enjoining, or otherwise prohibiting consummation of the Merger; (iii) if our common stockholders fail to approve the Merger; (iv) if the other party has breached its representations or covenants in a way that would prevent satisfaction of certain closing conditions; (v) with respect to us, and in accordance with the Merger Agreement, in order to enter into certain superior proposals made by third parties; or (vi) with respect to Parent, if (A) prior to receipt of the required company stockholder approval, our Board of Directors has made a change in its recommendation to our stockholders in accordance with the Merger Agreement that the stockholders vote in favor of the Merger, (B) our Board of Directors has failed to publicly recommend against any tender offer or exchange offer within 10 business days after the commencement of such tender offer or exchange offer, (C) prior to receipt of the required company stockholder approval, our Board of Directors failed to publicly reaffirm its recommendation to our stockholders that they vote in favor of the Merger within 10 business days after an acquisition proposal by a third party has been publicly announced, or (D) we or one of our subsidiaries enters into an alternative acquisition agreement.
The Merger may not be completed, which may adversely affect our business and could negatively affect our stock price.
If the Merger is not completed for any reason, the trading price of our common stock may decline to the extent that the market price of our common stock reflects positive market assumptions that the Merger will be completed and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including:

a.the requirement in the Merger Agreement that upon a termination of the Merger Agreement, under certain circumstances, we will be required to pay Parent a termination fee of $183 million, except that the termination fee will be $92 million if (1) a third party submits a Qualified Proposal (as defined in the Merger Agreement) no later than 11:59 p.m. (Eastern time) on May 12, 2024 and which our Board of Directors determines, no later than May 12, 2024, after consultation with its outside legal counsel and financial advisor, constitutes or could reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement) and (2) we terminate the Merger Agreement in order to enter into a definitive agreement with such third party providing for the implementation of a Superior Proposal on or prior to May 27, 2024;
b.incurring substantial costs related to the Merger, such as legal, accounting, financial advisory, and integration costs that have already been incurred or will continue to be incurred until closing or until the Merger is not completed;
c.reputational harm including relationships with business partners due to the adverse perception of any failure to successfully complete the Merger; and
d.potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to the Company, in each case without realizing any of the benefits of having the Merger completed.
The pendency of the Merger could adversely affect our business and operations, including with business partners, and may result in the departure of key personnel. In connection with the Merger, some of our business partners may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings, and cash flows, regardless of whether the Merger is completed. In addition, due to operating restrictions in the Merger Agreement, the Company may be unable, during the pendency of the Merger to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions, and otherwise pursue other actions.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to limited exceptions, restrict the Company’s ability to solicit or negotiate any alternative acquisition proposal. With respect to any written, bona fide acquisition proposal that we receive, Parent generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before our Board of Directors may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Upon termination of the Merger Agreement under certain circumstances relating to an acquisition proposal, the Company may be required to pay to Parent a termination fee of $183 million, except that the termination fee will be $92 million if (1) a third party submits a Qualified Proposal no later than 11:59 p.m. (New York City time) on May 12, 2024 and which our Board of Directors determines, no later than May 12, 2024, after consultation with our outside legal counsel and financial advisor, constitutes or could reasonably be expected to lead to a Superior Proposal and (2) we terminate the Merger Agreement in order to enter into a definitive agreement with such third party providing for the implementation of a Superior Proposal on or prior to May 27, 2024.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the market value proposed to be received or realized in the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
AIR
Unregistered Sales of Equity Securities
From time to time, we may issue shares of Common Stock in exchange for OP Units. Such shares are issued based on an exchange ratio of one share for each common OP Unit. We may also issue shares of Common Stock in exchange for limited partnership interests in consolidated real estate partnerships. During the three months ended March 31, 2024, we did not issue any shares of Common Stock in exchange for OP Units or limited partnership interests in consolidated real estate partnerships.
Repurchases of Equity Securities
AIR’s Board of Directors has authorized a share repurchase program of its outstanding Class A common stock for $500 million. This authorization has no expiration date. These repurchases may be made from time to time in the open market or in privately negotiated transactions. There were no share repurchases during the three months ended March 31, 2024. As of March 31, 2024, there was $500 million remaining available for future share repurchases under this authorization. Under the terms of the Merger Agreement, the Company is prohibited from repurchasing any shares of its outstanding Class A common stock without Blackstone’s consent. The Company does not expect to complete any additional repurchases during the term of the Merger Agreement.
The AIR Operating Partnership
Unregistered Sales of Equity Securities
The AIR Operating Partnership did not issue nor repurchase any unregistered OP Units during the three months ended March 31, 2024.
Repurchases of Equity Securities
The AIR Operating Partnership’s Partnership Agreement generally provides that after holding common OP Units for one year, limited partners other than AIR have the right to redeem their common OP Units for cash or, at our election, shares of AIR Common Stock on a one-for-one basis (subject to customary antidilution adjustments). During the three months ended March 31, 2024, no common OP Units were redeemed in exchange for Common Stock.
The following table summarizes the AIR Operating Partnership’s repurchases or redemptions of common OP Units in exchange for cash during the three months ended March 31, 2024:

Fiscal period	Total Number of Units Repurchased	Average Price Paid per Unit	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Repurchased Under Plans or Programs (1)
January 1 – January 31, 2024	27,985	$33.69	N/A	N/A
February 1 – February 29, 2024	76,848	$33.60	N/A	N/A
March 1 – March 31, 2024	3,447	$30.98	N/A	N/A
Total	108,280	$33.54
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
In connection with the pending Blackstone transaction described above, payment of additional quarterly dividends has been suspended, effective immediately, other than for the purpose of meeting REIT status, and any such dividends would result in an offsetting decrease to the Common Stock Merger Consideration. Subject to and upon consummation of the Merger, the Company’s Class A common stock will no longer be listed on the New York Stock Exchange.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed with this report:

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of April 7, 2024, by and among Apartment Income REIT Corp., Apex Purchaser LLC, Aries Purchaser LLC, Astro Purchaser LLC and Astro Merger Sub Inc.* (Exhibit 2.1 to AIR’s Current Report on Form 8-K dated April 8, 2024, is incorporated herein by this reference)

3.1	Amended and Restated Charter of Apartment Income REIT Corp.* (Exhibit 3.1 to AIR’s Current Report on Form 8-K dated September 22, 2023, is incorporated herein by this reference)

3.2
Certificate of Correction to the Articles of Amendment and Restatement of Apartment Income REIT Corp., dated April 11, 2024* (Exhibit 3.1 to AIR’s Current Report on Form 8-K, dated April 12, 2024, is incorporated herein by this reference)

3.3	Amended and Restated Bylaws of Apartment Income REIT Corp.* (Exhibit 3.1 to AIR’s Current Report on Form 8-K dated May 22, 2023, is incorporated herein by this reference)

3.4
First Amendment to the Amended and Restated Bylaws of Apartment Income REIT Corp., dated April 7, 2024* (Exhibit 3.1 to AIR’s Current Report on Form 8-K, dated April 8, 2024, is incorporated herein by this reference)

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
The following materials from AIR’s and the AIR Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive loss; (iv) condensed consolidated statements of equity and partners’ capital; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
* The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit, or any section thereof, upon request by the SEC.

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

Date: May 8, 2024